Form 10-K
period 1999-12-31
MAGNA ENTERTAINMENT CORP
filed 2000-03-31
CIK 1093273

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                          COMMISSION FILE NO. 000-30578


                            MAGNA ENTERTAINMENT CORP.

             (Exact Name of Registrant as Specified in Its Charter)

-----------------------------------------------------------------------------
           DELAWARE
  (State or Other Jurisdiction                       98-0208374
of Incorporation or Organization)     (I.R.S. Employer Identification Number)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
       285 WEST HUNTINGTON DRIVE
          ARCADIA, CALIFORNIA                           91007
(Address of principal executive offices)              (Zip Code)
-----------------------------------------------------------------------------

Registrant's telephone number, including area code:  (626) 574-7233

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Class A Subordinate Voting Stock

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                              ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
As of March 28, 2000, the aggregate Market Value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $24,220,319.63. As of March 28, 2000, the aggregate Market Value of the Exchangeable Shares of MEC Holdings (Canada) Inc., each of which is exchangeable into one share of Class A Subordinate Voting Stock of the registrant, held by non-affiliates of the registrant was approximately $35,985,354.96.

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 28, 2000 was 7,176,391.

The number of shares of Class B Stock of the registrant outstanding as of March 28, 2000 was 58,466,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791) and documents previously filed by the registrant with The Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the documents incorporated by reference are not deemed to be filed as a part hereof.

ITEM 1.                    BUSINESS

              SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements included herein constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including but not limited to those described below under "Risk Factors". Consequently, all the forward-looking statements made in this report are fully qualified by this special note, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. See "Risk Factors" below for a description of the most significant risks and uncertainties of our business.

INCORPORATION AND CORPORATE STRUCTURE

         We were incorporated on March 4, 1999 under the laws of the State of Delaware as MI Venture Inc. Our certificate of incorporation was amended by certificate of amendment on August 30, 1999 to reclassify our Common Stock into Class A Common Stock and to add a new class of stock designated as Class C Common Stock. Our certificate of incorporation was further amended on November 4, 1999 to change our name to MI Entertainment Corp., add share provisions for our Class A Subordinate Voting Stock and Class B Stock and reclassify and further subdivide our outstanding stock into shares of Class B Stock. Our certificate of incorporation was further amended on January 26, 2000 to change our name to Magna Entertainment Corp. Our certificate of incorporation was further amended on February 29, 2000 to broaden our corporate purpose, clarify the attributes of our Class A Subordinate Voting Stock and Class B Stock and implement our Corporate Constitution. Subsequently, our certificate of incorporation was restated on March 1, 2000 to consolidate all prior amendments.

         Our registered office is located at 1209 Orange Street, Wilmington, Delaware, 19801 and our principal executive office is located at 285 West Huntington Drive, Arcadia, California 91007.

         The following chart shows our organizational structure and that of our material subsidiaries, each of which is directly or indirectly wholly-owned, together with the jurisdiction of incorporation of each of the entities shown thereon as of March 29, 2000.

                                   [CHART]

OUR BUSINESS

         We acquire, develop and operate horse racetracks and related pari-mutuel wagering operations. As a complement to our horse racing business, we are exploring the development of media sports wagering operations, including telephone account, interactive television and Internet-based wagering, as well as leisure and real estate projects on the land surrounding some of our racetracks, possibly in conjunction with business partners and subject to regulatory requirements. In addition, we own a real estate portfolio which includes a gated residential project under development, a golf course and related recreational facilities, another golf course under development and other real estate. We are currently considering a variety of options with respect to the golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions (which would require that Magna International Inc. ("Magna") not exercise its right of first refusal) or outright sale. We intend gradually to sell the balance of our real estate portfolio in order to provide capital to be used in our business. Accordingly, we will take steps including servicing our land and obtaining zoning and other approvals to enhance the value of the properties and increase the revenues from resale. A brief description of our horse racing business and real estate portfolio follows.

         Pari-mutuel wagering on horse racing is pooled betting in which individuals bet against each other on the outcome of a horse race. The racetrack operator has no interest in the order of finish in any given race and therefore has no risk in the outcome. A percentage of the pooled wagers is retained by the operator of the wagering facility, a portion is paid to the regulatory or taxing authorities and a portion is paid to the racetrack's horsemen in the form of purses which encourage owners and trainers to enter their horses in that track's live races. The balance of the pooled wagers is paid to bettors as winnings. A racetrack's share of pari-mutuel revenues is based on pre-determined percentages of various categories of the pooled wagers at that racetrack and its in-state "off-track" wagering network. The pre-determined percentages are set by state regulators. Pari-mutuel wagering on horse racing occurs on the live races being conducted at racetracks as well as on televised racing signals or simulcasts received or imported by the simulcast wagering facilities located at such racetracks. This type of wagering is known as on-track wagering. Pari-mutuel wagering on horse racing also occurs at wagering establishments on horse races being conducted at racetracks elsewhere. This type of wagering is known as off-track wagering.

HORSE RACING AND PARI-MUTUEL WAGERING

         We currently operate six horse racetracks, each of which includes a simulcast facility that accepts wagers on races conducted at other racetracks. We also broadcast, or export, simulcasts of our horse races to a number of locations across the United States, Canada, Mexico, the Caribbean region and Australia. Our horse racing and related wagering operations include: Santa Anita Park near Los Angeles, California; Gulfstream Park near Miami, Florida; Golden Gate Fields, near San Francisco, California; Thistledown near Cleveland, Ohio; Remington Park in Oklahoma City, Oklahoma; and Great Lakes Downs in

Muskegon Michigan. We also own San Luis Rey Downs, a horse training track located outside of San Diego, California. We have acquired all these racetracks since December 1998.

         We own and operate some of the premier horse racing facilities in North America and one of the horse racing industry's best simulcast products. For example, Santa Anita Park has hosted the Breeders' Cup twice since the inception of the Breeders' Cup in 1984 and Gulfstream Park has hosted it three times, the most recent being on November 6, 1999. Furthermore, by many standard industry measures including total handle or total amount wagered, average daily attendance, average daily handle, average daily on-track handle and average daily off-track handle, we believe that Santa Anita Park, Gulfstream Park and Golden Gate Fields are three of the top racetracks in North America.

         SANTA ANITA PARK

         Santa Anita Park is one of the premier horse racing and pari-mutuel wagering facilities in North America. Santa Anita Park was the site of the Breeders' Cup in both 1986 and 1993. Santa Anita Park is situated on approximately 305 acres of land, located in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Over 10 million people are located within a 30 mile radius of Santa Anita Park, providing us with one of North America's largest target populations for live and simulcast horse racing. Santa Anita Park was opened for thoroughbred horse racing in 1934 and The Santa Anita Meet has been held at Santa Anita Park each year since its founding, except for three years during World War II. The Santa Anita Meet runs through the prime winter racing season, commencing December 26 and running into late April each year. In addition, we lease Santa Anita Park to Oak Tree Racing Association which hosts The Oak Tree Meet from the end of September through early November of each year. As a result, Santa Anita Park has one of the longest racing schedules of the top North American tracks, totaling approximately 115 days each year. There are generally eight races scheduled per live racing day during the week and nine or ten races per live racing day on the weekends. Santa Anita Park's average daily attendance in 1999 was approximately 12,400 patrons per live racing day, representing one of the highest average daily attendance figures of all North American racetracks during that year.

         Santa Anita Park had one of the highest total handles of all North American racetracks in 1999, generating approximately $1.1 billion in wagers in that year. In addition, Santa Anita Park's simulcast program generates significant demand from other racetracks and off-track wagering establishments, generating an average of approximately $9.2 million in off-track handle during each racing day in 1999. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track wagering facilities in 23 countries, including the United States, Canada and Mexico. During periods in which there is no live racing, Santa Anita Park operates as an off-track wagering facility where customers can attend and wager on races via television from other California racetracks as well as two racing programs from other nationally recognized racing circuits.

         Santa Anita Park's facilities currently include a large art deco style grandstand structure with seating for approximately 19,000 patrons as well as standing room for additional patrons, a one-mile oval dirt track as well as a natural turf course, stalls for approximately 2,000 horses and parking facilities sufficient to accommodate approximately 20,000 cars. The grandstand facilities include a clubhouse, a general admission area, and food and beverage facilities, which range from fast food stands to restaurants, both at outdoor terrace tables and indoor dining areas. The grounds surrounding the grandstand are extensively landscaped and contain a European-style paddock and infield accommodations, including picnic facilities for special groups and the general public.

         In December 1999, we completed an extensive capital renovation program at Santa Anita Park in order to enhance our patrons' entertainment experience. The improvements to Santa Anita Park include: the construction of a fully enclosed 750 seat restaurant and bar that will be used for racing and group functions throughout the year; the installation of a large format LED screen in the infield track area for racing patrons and for use by the restaurant and bar to promote non-racing events, such as the Super Bowl, the World Cup and other similar events; improvements to the Winners' Circle and trackside apron to provide patrons with better views of the track; upgrades to the grandstand to current seismic code requirements; completion of fire safety installations as required by the Fire Marshall; and the initiation of improvements to the entrance way and parking lot of the racetrack. These renovations cost approximately $45.0 million. We are also considering a number of other upgrades to further strengthen Santa Anita Park's ability to attract top horses, trainers and jockeys and to enable us to expand the market for Santa Anita Park's simulcast signal.

         We are also currently considering a variety of themed entertainment and retail-based development proposals for approximately 85 acres of available land at Santa Anita Park, some of which could be developed in conjunction with business partners. This development would be intended to further enhance the total entertainment experience at Santa Anita Park, attract new patrons from diverse demographic backgrounds and strengthen the loyalty of existing patrons. These proposals are only in their preliminary stages, as any development of this nature would require the preparation of detailed feasibility studies and business plans and extensive consideration by our management of all relevant issues. If any proposal turns out to be commercially viable after a detailed review, additional time would be required to obtain the necessary regulatory approvals, negotiate with potential business partners and obtain the necessary financing.

         GULFSTREAM PARK

         Gulfstream Park is also one of the premier horse racing and pari-mutuel wagering facilities in North America. Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. The Miami/Ft. Lauderdale area is home to approximately 3.3 million people, thus providing Gulfstream Park with a sizeable target market for live racing and off-track wagering. Gulfstream Park first opened in February 1939 and has operated each year since except for the four years from 1940 to 1943. The annual meet at Gulfstream Park lasts for approximately 63 days each year and is held between early January and mid-March in each year. In addition, the Breeders' Cup has been held at Gulfstream Park three times--in 1989 and 1992, and most recently on November 6, 1999. There are generally eleven races scheduled on each racing day during the week and 11 or 12 races scheduled on each racing day during the weekend. In 1999, Gulfstream Park's average daily attendance was approximately 10,800 patrons per live racing day.

         Gulfstream Park ranked as one of the five highest North American racetracks in average daily off-track handle in 1999, generating an average daily off-track handle of approximately $9.0 million on each live racing day in that year. Gulfstream Park also had one of the highest total handles of all North American racetracks in 1999, generating approximately $700 million in wagers in that year. Gulfstream Park exports its simulcast program to approximately 11 million people at approximately 800 off-track wagering facilities in the United States, Canada, the Caribbean region and Mexico. Total weekly viewership of Gulfstream Park's major racing events, including through cable shows and satellite feeds, is estimated by us to be approximately 55 million.

         Gulfstream Park's facilities currently include a grandstand with seating for approximately 14,500 patrons, a clubhouse with seating for an additional 5,800 patrons, a one-mile main track, a seven-eighths mile turf track, stalls for approximately 1,450 horses and parking for approximately 14,000 cars. The grandstand consists of three levels of seating, a rooftop restaurant, casual restaurants, snack bars and liquor bars. There are also three gourmet dining rooms in the clubhouse. Gulfstream Park includes approximately 50 acres of land which we are considering developing.

         The owners of Hialeah Park have entered into a three-month lease agreement with us to conduct Hialeah's 2000 race meet at Gulfstream Park. Our management and employees will be actively involved in operating the Spring racing at Gulfstream Park conducted by Hialeah.

         GOLDEN GATE FIELDS

         Golden Gate Fields racetrack is one of the premier horse racing and pari-mutuel wagering facilities in North America in terms of total handle. Golden Gate Fields is located on approximately 181 acres of land in the Cities of Albany and Berkeley, California, approximately 8 miles from Oakland and approximately 11 miles from San Francisco. Over 2.5 million people are located within a 30 mile radius of Golden Gate Fields, thus providing a large target market for live and simulcast horse racing. Golden Gate Fields' racing season consists of two meets, one of which runs for 60 days from late March to mid-June each year and the other of which runs for approximately 45 days from mid-November of each year to mid-January of the following year. This racing schedule complements Santa Anita Park's racing schedule by adding racing days between the end of The Oak Tree Meet and the beginning of The Santa Anita Meet. Golden Gate Fields had one of the ten highest total handles of all North American racetracks in 1999, generating approximately $525 million in wagers in that year. Golden Gate Fields' simulcast program also generates strong demand from other racetracks and off-track wagering facilities, generating approximately $160 million in off-track handle in 1999. Golden Gate Fields exports its simulcast program to approximately 560 sites in the United States, Canada, Mexico, Jamaica and Panama. In addition, we recently commenced exporting Golden Gate Fields' simulcast program to Australia and the Dominican Republic.

         Golden Gate Fields' facilities currently consist of a one-mile main track and a nine-tenths mile turf course, stalls for over 1,400 horses, a main grandstand with seating for approximately 8,000 patrons, a clubhouse with seating for approximately 5,250 patrons and a turf club with seating for approximately 1,500 patrons and parking for over 8,500 cars. Golden Gate Fields also has over 700 closed-circuit television monitors to show races, odds, probable payoffs, results and the previous day's races.

         THISTLEDOWN

         Thistledown is located on approximately 125 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. Thistledown has one of the longest racing seasons of all North American racetracks, consisting of 187 racing days each year between mid-March and early December, encompassing the Summit, Thistledown, Randall and Cranwood meets. In 1999 Thistledown generated a total handle of approximately $238 million. Simulcasts from Thistledown are exported to approximately 45 other racetracks in the United States and one race each year is simulcast to Canada. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio and is one of the top three-year old horse races in the United States. Prior to our acquisition of Thistledown, the simulcast product from Thistledown had not been given the exposure necessary in order to generate growth in Thistledown's attendance and handle. We intend to bundle the signal from Thistledown with the signals from our other racetracks and promote this bundled signal under our own brand name. We expect that this will enhance the quality of horse racing offered at Thistledown and result in an increase in the number of off-track sites Thistledown's racing signal is exported to. We expect this to result in growth in Thistledown's handle, especially as we expand our distribution channels.

         Thistledown's facilities include a grandstand with a total capacity of approximately 16,000 patrons, a luxury suite for corporate and group events, a one-mile oval track, stalls for approximately 1,500 horses and parking for approximately 6,000 cars. Thistledown also owns the rights to an additional 57 racing days plus a further 30 winter racing days which it uses entirely to host simulcasting at other Ohio racetracks in exchange for a percentage of the handle on these races.

         REMINGTON PARK

         Remington Park racetrack is situated on approximately 370 acres in Oklahoma City, Oklahoma. Remington Park offers a total of approximately 122 live racing days during each year. The racing schedule consists of three meets, a 40-day Quarter Horse meet from mid-April to mid-June and two separate thoroughbred meets running three to five days per week, from mid-August to late March. In 1999 Remington Park generated a total handle of approximately $170 million. Simulcasts from Remington Park are exported to approximately 35 other racetracks in the United States. As with Thistledown Racetrack, the simulcast product from Remington Park has not been given the exposure necessary to generate growth in Remington Park's attendance and handle. We expect that by bundling Remington Park's signal with the signals from our other racetracks, we will be able to increase the number of off-track sites Remington Park's racing signal is exported to and Remington Park's handle, especially as we expand our distribution channels and enhance the quality of horse racing offered at Remington Park.

         Remington Park's facilities include a grandstand with seating for approximately 20,000 patrons, 21 luxury suites for corporate and group events, a one-mile dirt track, a seven-eighths mile turf course, stalls for approximately 1,300 horses and parking facilities sufficient to accommodate approximately 8,000 cars. The property on which Remington Park is located is leased from Oklahoma Zoological Trust under a lease which extends through 2013, with options to renew for five 10-year periods.

         GREAT LAKES DOWNS

         Great Lakes Downs is situated on approximately 85 acres in Muskegon, Michigan, approximately 35 miles from Grand Rapids. Great Lakes Downs, which commenced operations in January 1999, offers a total of 134 live racing days beginning in late April and ending in early November of each year. In 1999, Great Lakes Downs generated a total handle of approximately $55 million. Simulcasts from Great Lakes Downs are exported to approximately 45 other racetracks in the United States. We anticipate that as the simulcast signal from Great Lakes Downs is combined with the simulcast signals from our other racetracks, Great Lakes Downs will become a good regional track in terms of handle.

         Great Lakes Downs' facilities include a grandstand with capacity for approximately 7,500 patrons, a 5/8 mile dirt track, stalls for approximately 920 horses and parking facilities sufficient to accommodate approximately 2,000 cars.

         SAN LUIS REY DOWNS

         We own San Luis Rey Downs, a horse boarding and training center located on approximately 200 acres of land near San Diego, California.

MEDIA SPORTS WAGERING

         Media sports wagering is wagering on sporting events conducted through a variety of different media, including telephone account, interactive television and Internet-based wagering. We are currently exploring expansion into each of these areas, possibly in conjunction with business partners and subject to regulatory approvals in order to expand the market for our simulcast horse racing product. In connection with this component of our strategy, we recently acquired certain management, marketing and merchandising rights to an Austrian soccer club. These rights are expected to assist us in developing media sports operations in Europe. In the future, we may build on the experience we develop in pari-mutuel wagering by expanding our operations to include sports wagering on other sports as well. See "Item 1 -- Business -- Risk Factors -- Gaming Risks -- OUR GAMING ACTIVITIES ARE DEPENDENT ON GOVERNMENT APPROVALS WHICH IF NOT GRANTED COULD ADVERSELY AFFECT OUR EXISTING BUSINESS AND OUR GROWTH" for a discussion of the risks inherent in expansion into media sports wagering.

         TELEPHONE ACCOUNT WAGERING

         We are currently considering the establishment of a telephone account wagering operation, possibly in conjunction with business partners and subject to regulatory approval. Once established, this type of system would involve patrons opening an account with us or our strategic partner and depositing funds into this account through the use of debit or credit cards. Patrons would then place wagers over the telephone on horse races offered at our racetracks and on horse races simulcast by other racetracks to our simulcast wagering facilities. Wagers placed by patrons would not be allowed to exceed the amounts on deposit in their accounts and winnings would be credited to patrons' accounts and would be available for future wagers. We would derive revenues from our share of the wagers placed as well as fees charged to patrons for the service.

         We expect that telephone account wagering will make wagering on horse racing more convenient for our patrons and expand the market for our simulcast product by enabling us to fully utilize an important distribution channel for our horse racing product. A telephone account operator must be licensed and a telephone account wagering hub or base must be established in any one of eight states in which telephone account wagering is permitted. These states are Connecticut, Kentucky, Maryland, Nevada, New York, Ohio, Oregon and Pennsylvania. Once an operator has obtained the required licenses and established a hub, the operator may accept wagers from patrons living in these eight states and in other states.

         INTERNET AND INTERACTIVE TELEVISION-BASED WAGERING

         We are exploring the potential of Internet and interactive television-based wagering on horse racing and potentially other sporting events, possibly in conjunction with business partners and subject to regulatory approval. Interactive television-based wagering involves the transmission of horse racing-related television programming through cable or satellite delivery into the homes of subscribers. These subscribers are able to use interactive "real-time" television-based technology, generally through a remote controlled device connected to a television, to wager on the live horse races being shown in the program. In order to place wagers, patrons must deposit money with the sponsoring racetrack through the use of debit or credit cards. We would derive revenue from our patrons' subscriptions and our share of the wagers placed on the races broadcast.

         Interactive television-based wagering would allow us to increase the market for our simulcast product by utilizing an important distribution channel for this product. We currently have the non-exclusive right to broadcast races from Santa Anita Park, Golden Gate Fields, Thistledown, Remington Park and Great Lakes Downs. Races from Gulfstream Park are subject to an exclusive contract with TV Games Network until 2003. Commencing in 2003, we will have the exclusive right to broadcast races from Santa Anita Park, Gulfstream Park and Golden Gate Fields, three of the most sought-after racing signals in North America. Interactive television-based wagering would significantly enhance our ability to cross promote our live horse racing and we expect it would enable us to attract new patrons to horse racing and cultivate their loyalty. We would aim to show full racing cards and to develop an appealing, convenient and easy-to-use format which would provide a fresh new look for horse racing. Furthermore, we would aim to broadcast the programming we develop for interactive television-based wagering through a variety of sources, including satellite television, cable television and the Internet. As our operations expand, we would apply the experience we gain in interactive television-based wagering on horse races in expanding to wagering in other sports.

         Due to the growth of the Internet as a medium of both communication and commerce, we are exploring the possibility of establishing an Internet-based gaming service, possibly in conjunction with a strategic partner and subject to regulatory approval. Establishing this type of service would enable us to increase the market for our simulcast product by maximizing the opportunities presented by the Internet as a distribution channel for our live horse racing product. It would also enable us to achieve economies of scale since the programming we would aim to broadcast on the Internet would be the same as that produced for our interactive television-based wagering. As with interactive television-based wagering, we would expect to develop a competitive position on the strength of our live horse racing product and we would expect this competitive position to strengthen by 2003 when we will have the exclusive right to broadcast races from Santa Anita Park, Gulfstream Park and Golden Gate Fields. As our operations expand, we would likely be able to apply the experience we gain in Internet-based wagering on horse races to other sports.

REAL ESTATE PORTFOLIO

         We currently own a portfolio of real estate properties in North America and Europe, including a gated residential community currently under development, a golf course and related recreational facilities, another golf course under development and other real estate. We intend gradually to sell the balance of our real estate portfolio in order to provide capital to be used in our horse racing and other related businesses; accordingly, we will take steps including servicing the land and obtaining zoning and other approvals to enhance the value of the properties and increase the revenues from resale.

         Our real estate portfolio includes land currently being developed in Austria and undeveloped and partially developed land in both Austria and Canada. We are currently developing a gated residential community, known as Fontana, situated amidst the Fontana Sports golf course and related recreational facilities owned and operated by us. This residential development consists of approximately 50 acres of land and is located in Oberwaltersdorf, Austria, approximately 15 miles south of Vienna. Fontana is being developed in two phases into a luxury residential community consisting of 250 apartment units and 100 single family homes. We expect to complete the second and final phase of Fontana by 2006. We also own approximately 1,000 acres of undeveloped land in Ebreichsdorf, Austria located approximately 15 miles south of Vienna, which includes a golf course leased to a third party. In addition, our real estate portfolio includes approximately 270 acres of mixed-use land adjacent to the existing headquarters of Magna in Aurora, Canada, approximately 30 miles north of Toronto. Part of the Aurora property could be sold to a developer of a gated residential golf course community, while other parts could be sold to developers of retail, office, commercial, light industrial and other developments. We are currently servicing, improving and seeking zoning and other approvals for some of these properties in order to enhance their value on resale.

         Our real estate portfolio also includes two golf courses, Fontana Sports which is in operation and located in Oberwaltersdorf, Austria and a second golf course which is being completed in Aurora, Canada. Fontana Sports is a semi-private sports facility adjacent to the Fontana residential community. The Fontana Sports facility includes an 18-hole golf course, tennis club, fitness facility and a restaurant. When completed, the Aurora golf course will be an 18-hole golf course. It is adjacent to the lands we own in Aurora, Canada which are currently under development. Doug Carrick, one of Canada's leading golf course architects, designed both Fontana Sports and the Aurora golf course. The Aurora golf course is scheduled to officially open in May 2001. We expect that amenities will include a clubhouse with a restaurant, a members' lounge, a spa and a pro shop. Our parent company, Magna, is currently paying us an annual access fee of $2.7 million pursuant to an arrangement effective as of March 1, 1999 to access the Fontana Sports facility for Magna-sponsored corporate and charitable events as well as for business development purposes. Upon completion of the Aurora golf course, Magna will pay us an annual access fee to use the Aurora golf course for Magna-sponsored corporate and charitable events and business development purposes. These access arrangements are scheduled to expire five years after their effective dates. We have also granted Magna a right of first refusal to purchase these golf courses, if we decide to sell them. We are considering a variety of options with respect to our golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions (which would require that Magna not exercise its right of first refusal) or outright sale. For further information regarding these arrangements with Magna, see "Item 13 -- Certain Relationships and Related Transactions".

         We also hold some of the land adjacent and in close proximity to both of the above described golf courses. We expect that the ultimate resale value of these adjacent and proximate lands will be significantly enhanced through the presence of these golf courses.

         Finally, we own a portfolio of other real estate in Austria, Canada and the United States. We are currently servicing, improving and seeking zoning and other approvals for some of these properties in order to enhance their value on resale. We intend to dispose of these properties gradually as market conditions permit.

         For financial information on our operating segments see Note 11 to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" of this Report.

REORGANIZATION

         On November 5, 1999, Magna completed a reorganization of our corporate structure, under which Magna's North American and European non-automotive businesses and real estate assets were transferred to us, including the following:

     1. All the outstanding capital stock of The Santa Anita Companies, Inc., which owns all the outstanding capital stock of the Los Angeles Turf Club, Inc., the operator of Santa Anita Park in California, and approximately 305 acres of related real estate.

     2. All the outstanding capital stock of Fontana Beteiligungs AG (formerly Magna Vierte Beteiligungs AG), which operates the Fontana Sports golf course and related recreational facilities and is developing the adjacent Fontana residential development in Oberwaltersdorf, Austria.

     3. All the outstanding capital stock of Magna Projektentwicklungs AG, which, through a subsidiary, owns the land held for development in Ebreichsdorf, Austria.

     4. Rights to acquire approximately 160 acres of land and improvements in Aurora, Ontario under a conditional sale agreement with Magna, which is subject to the successful severance of the affected properties. An additional 200 acres, which comprise the 18-hole golf course currently under construction, is also subject to a conditional sale agreement with a company associated with the members of the family of Frank Stronach, our Chairman and Chief Executive Officer and the Chairman of Magna.

     5. Various other parcels of land and improvements and other non-automotive assets located in North America and Europe.

         During the course of the reorganization, Magna transferred assets and settled some intercompany indebtedness which was paid for through the issuance of approximately $300 million of shares of our common stock. Magna also subscribed for shares of our stock by way of a cash payment of $250 million. Our Certificate of Incorporation was then amended to add share provisions for our Class A Subordinate Voting Stock and Class B Stock and our outstanding common stock was then reclassified and further subdivided into shares of Class B Stock. On December 30, 1999, 14,823,187 shares of our Class B Stock held by Magna were repurchased by us for $110,000,000. On this date, $110,000,000 was invested by Magna in MEC Holdings (Canada) Inc. in return for 14,823,187 of its Exchangeable Shares, each of which is exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock.

         On December 31, 1999, there were 63,712,141 shares of our Class B Stock, 1,662,890 shares of our Class A Subordinate Voting Stock and 14,823,187 Exchangeable Shares outstanding.

         On March 13, 2000, upon completion of our spin-off from Magna, there were, 7,176,391 shares of our Class A Subordinate Voting Stock issued and outstanding. In addition, there were 14,823,187 Exchangeable Shares issued and outstanding 4,362,328 of which are directly or indirectly owned by Magna. Magna directly and indirectly owns all 58,466,056 shares of our Class B Stock. As a result Magna is entitled to exercise approximately 99% of the total votes attached to all our outstanding stock and Magna is able to elect all our directors and controls us.

EMPLOYEES

         As of March 22, 2000, we employed approximately 3,000 employees, approximately 1,700 of whom are represented by a union. Since our inception, we have not had a work stoppage. We consider our relations with our employees to be good. We also believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management.

         Our contract with the Service Employees International Union, Local 280, which represents approximately 400 pari-mutuel employees at Santa Anita Park during our racing season, will expire on July 24, 2000. We expect that we will be able to negotiate a new union contract with Local 280 through the collective bargaining process involving all California racetracks.

COMPETITION

         We generally do not compete directly with other racetracks for customers because of geographic separation of facilities and differences in seasonal timing of meets. In some cases, the differences in seasonal timing of meets results from the regulatory environment in which racetracks operate. In California, The California Horse Racing Board has annually licensed us and Oak Tree Racing Association to conduct racing meets at Santa Anita Park and it has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night harness racing and night quarterhorse meets are conducted at other racetracks in Southern California during portions of these meets. Santa Anita Park and Golden Gate Fields may face competition if licenses are granted to other racetracks during our meets. In Florida, tax laws currently discourage the three Miami-area racetracks from applying for race dates outside of their traditional racing season. Currently, the race dates for the three Miami-area racetracks do not overlap. However, commencing July 1, 2001 a new tax structure affecting Florida racetracks is expected to eliminate this deterrent. As a result, Gulfstream Park racetrack may face direct competition from other Miami- area racetracks in the future. We currently compete for customers with off-track wagering facilities and with operators of other forms of gaming and entertainment. We attempt to attract customers by providing high quality racing in appealing facilities, value for money spent and good customer service.

         If we implement our strategy to increase the distribution channels for our simulcast horse racing product to include telephone account, interactive television and Internet-based wagering, we will likely face competition from competitors with significant experience and advanced market penetration in these distribution channels, including TV Games Network, which is owned by TV Guide, Inc., and The Racing Network. TV Games Network currently markets the signals of approximately 45 racetracks, ten of which are under exclusive contract, including the signal from Churchill Downs' racetracks and the signals from Gulfstream Park and The Oak Tree Meet. TV Games Network's exclusive right to market the signals from Gulfstream Park and The Oak Tree Meet expires in December, 2003. We expect that TV Games

Network's initial competitive advantage may be off-set by the fact that in 2003 we will have exclusive rights to market the signal for Santa Anita Park, Gulfstream Park and Golden Gate Fields. In addition, we may be able to eliminate this competitive disadvantage by pursuing this element of our strategy in conjunction with an experienced strategic partner.

         We currently face competition in Austria from developers of residential real estate projects, some of which have greater experience, name recognition and resources than us.

ENVIRONMENTAL MATTERS

         We are subject to a wide range of environmental laws and regulations imposed by governmental authorities relating to wastewater discharge, waste management and storage of hazardous substances. During calendar 2000 we intend to adopt a Health, Safety and Environmental Policy pursuant to which we will commit to:

          * conducting our operations in a manner that complies with or exceeds all legal requirements regarding health, safety and the environment;

          * regularly evaluating and monitoring past and present business activities affecting health, safety and the environment;

          * ensuring that a systematic health, safety and environmental review program is implemented and monitored at all times for each of our operations, with a goal of continued improvement in health, safety and environmental matters; and

          * ensuring that adequate reports on health, safety and environmental matters are presented to our Board of Directors, at a minimum, on an annual basis.

         We are currently subject to Magna's Health, Safety and Environmental Policy, which is substantially similar to the policy we intend to adopt.

         To date, compliance with environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, however, changes in governmental laws and regulations are ongoing and may make environmental compliance increasingly expensive. We cannot predict future costs that we may incur to meet environmental obligations.

         A subsidiary of Magna has agreed to indemnify us in respect of environmental remediation costs and expenses relating to existing conditions in some of our Austrian real estate properties.

RECENT ACQUISITIONS

         A significant proportion of our assets were acquired from our parent company, Magna and its subsidiaries on a non-arm's length basis pursuant to the Reorganization. Details of the acquisition of Santa Anita Park by some of Magna's subsidiaries are provided below. In addition, details of material acquisitions made by us are also provided below:

         Pursuant to an asset purchase agreement dated as of November 13, 1998, with Meditrust Corporation, Meditrust Operating Company, The Santa Anita Companies, Inc. and Santa Anita Enterprises, Inc. (collectively referred to as Meditrust), the assets of Santa Anita Park and the stock of Los Angeles Turf Club, Inc. were acquired by one of Magna's subsidiaries, The Santa Anita Companies, Inc., as of December 10, 1998 and the transaction closed on December 11, 1998. The purchase price for the assets acquired was $118.6 million, all of which was paid in cash. We acquired the shares of The Santa Anita Companies, Inc. from Magna in the course of the reorganization.

         Pursuant to an asset purchase agreement dated as of March 8, 1999, one of our indirect, wholly-owned subsidiaries, SLRD Thoroughbred Training Center, Inc., agreed to acquire from San Luis Rey Downs Enterprises LLC the assets of San Luis Rey Downs for a purchase price of approximately $6.4 million, all of which was paid in cash. This transaction was completed on May 1, 1999.

         Pursuant to a stock purchase agreement dated as of June 30, 1999 between us and Gulfstream Holdings, Inc. of Illinois and Gulfstream Park Racing Association Inc., we agreed to acquire from Gulfstream Holdings Inc. of Illinois all the issued and outstanding stock of Gulfstream Park Racing Association Inc. for a purchase price of $89.2 million. Gulfstream Park Racing Association Inc. owns all the assets of Gulfstream Park racetrack in Hallandale, Florida. We completed the acquisition on September 1, 1999.

         Pursuant to a stock purchase agreement dated as of October 21, 1999, we agreed to acquire from The Edward J. DeBartolo Corporation and Oklahoma Racing LLC, all the issued and outstanding stock of Thistledown, Inc. and Remington Park, Inc. for a total purchase price of $24.5 million. Thistledown, Inc. owns all the assets of Thistledown racetrack in North Randall, Ohio. Remington Park, Inc. owns all the assets of Remington Park racetrack in Oklahoma City, Oklahoma. Of the total purchase price of $24.5 million, the stock of Thistledown cost $14.3 million, $9.8 million of which was paid in cash and the balance of which was paid through the issuance of 650,695 shares of our Class A Subordinate Voting Stock. The stock of Remington Park, Inc. cost $10.2 million, all of which was paid in cash. We completed this acquisition on November 12, 1999.

         Pursuant to a stock purchase agreement dated as of November 5, 1999, we agreed to acquire from Ladbroke Racing Corporation, all the issued and outstanding stock of Ladbroke Land Holdings Inc. and Pacific Racing Association. These companies collectively own and operate Golden Gate Fields racetrack in Albany, California. The purchase price for the stock of these companies was $84.6 million, of which $60.3 million was paid in cash, $7.0 million was paid through the issuance 1,012,195 shares of our Class A Subordinate Voting Stock and $20.0 million was paid by way of an interest-free promissory note (discounted value of $17.3 million), $10.0 million of which matures on the first anniversary of the date of closing and $5.0 million of which matures on each of the second and third anniversaries. We completed this acquisition on December 10, 1999 and subsequently changed the name of Ladbroke Land Holdings Inc. to MEC Land Holdings (California) Inc.

         Pursuant to an amended and restated asset purchase agreement dated as of January 31, 2000, with Great Lakes Downs, Inc. and Great Lakes Downs Cafe, Inc. we acquired the assets and assumed approximately $9.3 million of liabilities of Great Lakes Downs racetrack in Muskegon, Michigan for a purchase price of $1.7 million, which was paid through the issuance of 267,416 shares of our Class A Subordinate Voting Stock. We completed this acquisition on February 29, 2000.

RISK FACTORS

         The most significant risks and uncertainties we face are described below, but other risks and uncertainties that are not known to us or that we currently believe are not material or that are similar to those faced by other companies in our industry may also have a material adverse effect on our business, financial condition or results of operations.

         If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In this case, the trading price of shares of our Class A Subordinate Voting Stock and the Exchangeable Shares could decline substantially, and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock or the Exchangeable Shares held by them.

         GENERAL RISKS REGARDING OUR BUSINESS

         WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES IN THE NEAR FUTURE ON SOME OF OUR RACETRACKS

         We were incorporated approximately one year ago and we have a very short history of operations and earnings and therefore we have little historical information on which to base future projections. We have experienced cumulative consolidated net losses since inception totalling approximately $17.9 million for periods up to December 31, 1999. Santa Anita Park, Golden Gate Fields, Remington Park, Thistledown and Great Lakes Downs racetrack have historically operated at a loss and we anticipate they may do so in the future.

         WE DO NOT PLAN TO PAY DIVIDENDS UNTIL FISCAL YEAR 2004, IF AT ALL

         We have not paid any dividends to date, we do not plan to pay any dividends until our fiscal year commencing January 1, 2004 and we cannot give any assurance that we will be in a position to pay dividends then, or thereafter.

         OUR BUSINESS AND OUR EXPANSION PLANS MAY BE ADVERSELY AFFECTED IF WE DO NOT RETAIN OUR KEY PERSONNEL

         We will be highly dependent on the services of members of our senior management, most of whom have only recently been hired by us and therefore have not established a track record of working together successfully. We also depend on the local management of our racetracks and other operating units. The loss of the services of any of these individuals may adversely affect our leadership and direction, which may impede the implementation of our strategy.

         OUR STOCK PRICE MAY BE VOLATILE

         The price of shares of our Class A Subordinate Voting Stock and the Exchangeable Shares may continue to be volatile, particularly if some of Magna's institutional shareholders sell their holdings of our Class A Subordinate Voting Stock or Exchangeable Shares because they:

         * are prohibited from holding stock of a company with a significantly smaller market capitalization;

         *        cannot hold stock of a gaming company; or

         *        do not want to hold our stock for any other reason.

         In addition, the following factors may have a significant effect on the market price of our Class A Subordinate Voting Stock and Exchangeable
Shares: fluctuations in our operating profits; the announcement of new wagering and gaming opportunities by us or our competitors; the passage of legislation affecting horse racing or gaming; developments affecting the horse racing or gaming industries generally; sales of substantial amounts of our Class A Subordinate Voting Stock or Exchangeable Shares; and sales by Magna of our Class A Subordinate Voting Stock held by it, as a result of its stated intention to reduce its majority equity position in us. Moreover, publicly-held horse racing and gaming companies have experienced price and trading volume fluctuations that are often unrelated to these companies' financial condition and results of operations. A shift away from investor interest in gaming companies in general could have a material adverse effect on the market price of our Class A Subordinate Voting Stock and the Exchangeable Shares, regardless of our financial condition and results of operations.

         WE MAY NOT BE ABLE TO OBTAIN FINANCING OR MAY BE ABLE TO OBTAIN IT ONLY ON UNFAVOURABLE TERMS WHICH MAY AFFECT THE VIABILITY OF OUR EXPANSION PROJECTS OR MAKE THEM MORE COSTLY

         We may require additional financing in order to expand our operations. It is possible that this financing will not be available or, if available, will not be available on terms which are favourable to us. In addition, Magna has made a commitment to its shareholders that it will not, for a period of seven years ending May 31, 2006, without the prior consent of the holders of a majority of Magna's Class A

Subordinate Voting Shares, make any further debt or equity investment in, or otherwise provide financial assistance to, us or any of our subsidiaries. See "Item 13 -- Certain Relationships and Related Transactions -- Relationship with Magna" for a more detailed description of our relationship with Magna.

         IF WE ARE UNABLE TO NEGOTIATE A SATISFACTORY UNION CONTRACT, SOME OF OUR EMPLOYEES MAY COMMENCE A STRIKE WHICH MAY LEAD TO LOST REVENUES AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

         As of March 22, 2000, we employed approximately 3,000 employees, approximately 1,700 of whom are represented by a union. Our contract with the Service Employees International Union, Local 280, which represents approximately 400 pari-mutuel employees at Santa Anita Park during our racing season, will expire on July 24, 2000. Although we expect that we will be able to negotiate a new union contract with Local 280 through the collective bargaining process, we cannot guarantee that we will be able to negotiate a satisfactory contract. If we are unable to negotiate a satisfactory union contract, some of our employees may commence a strike and any strike, if commenced, may lead to lost revenues and therefore have a material adverse effect on our financial condition and results of operations.

         OUR RELATIONSHIP WITH MAGNA IS NOT AT "ARM'S LENGTH" AND THEREFORE MAGNA MAY INFLUENCE US TO MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

         Our relationship with Magna is not at arm's length. Magna owns all our Class B Stock and some Exchangeable Shares, but none of our Class A Subordinate Voting Stock which means that Magna is entitled to exercise approximately 99% of the total votes attached to all our outstanding stock. Magna is therefore able to elect all our directors and controls us. Therefore, Magna is able to cause us to effect certain corporate transactions without shareholder consent, subject to applicable law. In addition, Magna is able to cause or prevent a change in our control. In some cases, the interests of Magna may not be the same as those of other stockholders, and conflicts of interest may arise after the completion of the distribution that may be resolved in a manner detrimental to us.

         For example, Magna has entered into an arrangement with us so as to ensure their access to the Fontana Sports golf course and related recreational facilities in return for an agreed upon fee. Magna will enter into a similar arrangement in relation to the Aurora golf course and related facilities. These access arrangements expire five years after their effective dates, but Magna could prematurely terminate them or amend them. The early termination, amendment or non-renewal of these access arrangements could have a material adverse effect on our financial condition and results of operations. We have also granted Magna a right of first refusal to purchase these golf courses if we decide to sell them. We are currently considering a variety of options with respect to these golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions which would require that Magna not exercise its right of first refusal or outright sale.

         GAMING RISKS

         OUR GAMING ACTIVITIES ARE DEPENDENT ON GOVERNMENT APPROVALS WHICH, IF NOT GRANTED, COULD ADVERSELY AFFECT OUR EXISTING BUSINESS AND OUR GROWTH

         Our existing live racing, pari-mutuel wagering and other operations are contingent upon the continued governmental approval of these operations as forms of legalized gaming. All our current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely.

         As of the date of this Report, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our gaming facilities. However, we may be unable to maintain or renew our existing licenses. The loss of our licenses, registrations, permits or approvals may materially limit the number of races we conduct and could have a material adverse effect on our business, financial condition and results of operations. In addition, we currently devote significant financial and management resources to complying with the various governmental regulations to which our operations are subject. Any significant increase in governmental regulation could materially adversely affect our business, financial condition and results of operations.

         Moreover, any future expansion of our gaming operations will likely require additional licenses, registrations, permits and approvals. The licensing process can be both lengthy and costly and there is no assurance of success.

         The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy, especially with respect to telephone account, interactive television and Internet-based sports betting. Telephone account and interactive television-based betting from home may currently be conducted only through hubs or bases located in eight states. The Los Angeles County District Attorney has recently challenged the ability of California residents to conduct account wagering through these hubs or bases. Our expansion opportunities in this area may be limited unless more states change their laws to permit telephone account and interactive television-based betting. Wagering over the Internet is also subject to extensive legal restriction. The United States Congress is currently considering enacting the Internet Gambling Prohibition Act, also known as the "Kyl Bill", which would amend the Interstate Wire Act to make it clear that persons engaged in the United States in the business of betting or wagering through the Internet as well as casual bettors who knowingly use a communication facility for betting or gambling over the Internet can be fined or imprisoned. Internet service providers would be required to block-out gambling sites and would be subject to state and federal authority. The Kyl Bill would permit telephone account, interactive television and Internet-based account wagering on horse racing, but not other sports. A similar piece of legislation was recently introduced in the House of Representatives by Rep. Bob Goodlatte (R. Va.). We cannot predict the final disposition of either piece of legislation.

         IMPLEMENTATION OF SOME OF THE RECOMMENDATIONS OF THE NATIONAL GAMBLING IMPACT STUDY COMMISSION COULD ADVERSELY AFFECT OUR GROWTH PROSPECTS

         In August 1996, the United States Congress established the National Gambling Impact Study Commission to conduct a comprehensive study of the social and economic effects of the gambling industry in the United States. This commission reviewed existing federal, state and local policy and practices with respect to the legalization or prohibition of gambling activities with the aim of formulating and proposing changes in these policies and practices and recommending legislation and administrative actions for these proposed changes. On June 18, 1999, the commission issued a report setting out its findings and conclusions, together with recommendations for legislation and administrative actions. Some of the recommendations were:

         * prohibiting Internet gambling which is not already authorized within the United States or among parties in the United States and any foreign jurisdiction;

         * limiting the expansion of gambling into homes through such mediums as account wagering;

         *        banning betting on all collegiate and amateur athletic events;
                  and

         * refusing the introduction of casino-style gambling into pari-mutuel facilities for the primary purpose of saving a pari-mutuel facility that the market has determined no longer serves the community or for the purpose of competing with other forms of gaming.

         The recommendations made by the National Gambling Impact Study Commission could result in the enactment of new laws and/or the adoption of new regulations which would materially adversely impact the gambling industry in general and thus would materially adversely affect our growth prospects. We are unable, at this time, to determine the ultimate disposition of the commission's recommendations.

         WE FACE SIGNIFICANT COMPETITION FROM OPERATORS OF OTHER RACETRACKS AND OTHER FORMS OF GAMING WHICH COULD DECREASE THE AMOUNT WAGERED AT OUR FACILITIES AND ADVERSELY AFFECT OUR PROFITABILITY

         We face significant competition in each of the jurisdictions in which we have gaming operations and this competition is expected to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. One of our competitors, Churchill Downs Inc., may have substantially greater name recognition and financial resources than us. We also compete for customers with other sports, entertainment and gaming operators, as well as state governments and native American groups. Competition in the gaming industry is expected to increase due to limited opportunities for future growth in new markets. If we lose customers for any reason, including the factors discussed below, our profitability may be materially adversely affected.

         In addition, Florida tax laws currently discourage the three Miami-area racetracks, Gulfstream Park, Hialeah Park and Calder Race Course, from scheduling concurrent races. We expect that a new tax structure will eliminate this deterrent in 2001. As a result, while the owners of Hialeah Park have leased Gulfstream Park racetrack for their 2000 race meet, Gulfstream Park may face direct competition from other Miami-area racetracks in the future. This competition could affect the profitability of Gulfstream Park, which could reduce our overall profitability.

         State and provincial lotteries benefit from numerous distribution channels, including supermarkets and convenience stores, as well as from frequent and extensive advertising campaigns. We do not have the same access to the gaming public or the advertising resources available to state and provincial lotteries.

         DECLINING ON-TRACK ATTENDANCE AND INCREASING COMPETITION IN SIMULCASTING MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

         There has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to increasingly rely on revenues from simulcasting and off-track wagering. The industry-wide focus on simulcasting and off-track wagering has increased competition among racetracks for outlets to simulcast their live races. A decline in consumer interest in horse racing, a continued decrease in attendance and on-track wagering as well as increased competition in the simulcast wagering market could lead to a decrease in the amount wagered at our facilities and may have a material adverse effect on the overall profitability of our horse racing operations.

         WE CURRENTLY FACE SIGNIFICANT COMPETITION FROM INTERNET AND ON-LINE WAGERING WHICH MAY REDUCE OUR PROFITABILITY

         Although we currently do not operate any Internet or online gaming services, we currently face competition from operators of those gaming services. Internet and online gaming services allow their customers to wager on a wide variety of sporting events from home. Unlike Internet and on-line gaming operators, our business requires significant and on-going capital expenditures in order to continue operations and in order to expand. We currently cannot offer the diverse gaming options offered by Internet and on-line gaming operators and face significantly greater costs in operating our business. Our inability to compete successfully with these operators could limit our market share and growth and may have a material adverse effect on our profitability.

         EXPANSION OF GAMING CONDUCTED BY CALIFORNIA NATIVE AMERICAN TRIBES MAY LEAD TO INCREASED COMPETITION IN OUR INDUSTRY WHICH MAY NEGATIVELY IMPACT OUR GROWTH AND PROFITABILITY

         In November 1998, California voters passed Proposition 5, a ballot initiative that would have allowed native American tribes to conduct various gaming activities including pari-mutuel wagering, gambling, some types of card games, and lotteries. On August 23, 1999, the California Supreme Court overturned Proposition 5 on the basis that the initiative violated the state constitution. The California state government recently reached agreements with California native American tribes to permit a doubling of the number of gaming machines currently operated by these tribes, as well as the introduction of slot machines and poker and blackjack tables on California native reserves. The governor of California, the state legislature and these native American tribes jointly sponsored a constitutional amendment which California voters overwhelmingly approved in March 2000. The expansion of gaming conducted by California native American tribes may lead to increased competition and may have an adverse effect on the profitability of Santa Anita Park, Golden Gate Fields and our future growth in California.

         IF A U.S. FEDERAL GAMING TAX IS INTRODUCED, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED

         From time to time, U.S. legislators have proposed the imposition of a U.S. federal tax on gross gambling revenues. The imposition of this type of tax could have a material adverse effect on our net income and therefore our overall financial condition.

         OUR PROFITABILITY MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INTEGRATE RECENT RACETRACK ACQUISITIONS, WHICH COMPRISE ALL OUR HORSE RACING OPERATIONS, AND TO COMPLETE AND INTEGRATE FUTURE ACQUISITIONS

         Our racetrack operations have been acquired very recently. The acquisition of Santa Anita Park was completed in December 1998 and the acquisition of Gulfstream Park was completed in September 1999. The acquisition of Remington Park and Thistledown Racetrack was completed in November 1999 and the acquisition of Golden Gate Fields was completed in December 1999. In addition, we completed the acquisition of Great Lakes Downs in February 2000. These operations have been operating independently in the past under different management. Integrating these recently acquired businesses into our operations will require a significant dedication of management resources and an expansion of our information systems. This dedication may distract us from our day-to-day operations which could result in less efficient and more costly operations as well as a failure of our management to focus on other important issues.

         We also plan to continue pursuing acquisition opportunities and we may issue our Class A Subordinate Voting Stock as full or partial consideration in connection with these acquisitions. Our future profitability will depend to some degree upon the ability of our management to identify, complete and integrate commercially viable acquisitions. We cannot give any assurance that we will successfully complete and integrate the new acquisitions. Furthermore, to the extent that we issue any shares of our Class A Subordinate Voting Stock in connection with any of these acquisitions, the percentage of our voting stock that our shareholders own will decrease.

         If we do not successfully integrate our new or future acquisitions, or if this integration consumes a significant amount of our management's time, then these acquisitions may adversely affect our efficiency and therefore our profitability.

         OUR OPERATING RESULTS MAY BE IMPACTED BY INCLEMENT WEATHER AND MAY FLUCTUATE SEASONALLY

         We experience significant fluctuations in quarterly and annual operating results due to seasonality. We have a limited number of live racing days at each of our racetracks and the number of live racing days varies from year to year. The number of live racing days we have directly affects our operating results. A significant decrease in the number of live races could have a material adverse effect on our business, financial condition and results of operations. Generally our revenues from racetrack operations are greater in the first and second quarters of the calendar year than in the third and fourth quarters of the calendar year.

         Since horse racing is conducted outdoors, unfavourable weather conditions, including excessive heat, coolness or rain, may cause races to be cancelled or may reduce attendance and wagering. Since a substantial portion of our gaming expenses are fixed, the loss of scheduled racing days or deterioration of race cards due to unfavourable weather could have a material adverse effect on the profitability of our horse racing operations.

         AN EARTHQUAKE IN CALIFORNIA COULD AFFECT OUR OPERATIONS AT SANTA ANITA PARK AND GOLDEN GATE FIELDS, WHICH COULD ADVERSELY IMPACT OUR CASH FLOW FROM THESE RACETRACKS

         Two of our primary assets, Santa Anita Park and Golden Gate Fields, are located in California and are therefore subject to earthquake risks. Since the structures at our California racetrackS are low-rise buildings, the risk of earthquake damage is not considered to be high and, as a result, we do not currently maintain earthquake insurance on these structures. We currently maintain fire insurance for fire risks, including those resulting from earthquakes, subject to policy limits and deductibles. There can be no assurance that earthquakes or the fires often caused by earthquakes will not seriously damage our California racetracks and related properties or that the recoverable amount of insurance proceeds will be sufficient to cover reconstruction costs and other losses suffered fully. If an uninsured or underinsured loss occurs, we could lose anticipated income and cash flows from our California racetracks.

         REAL ESTATE OWNERSHIP AND DEVELOPMENT RISKS

         OWNING AND DEVELOPING REAL ESTATE MAY INVOLVE SIGNIFICANT ONGOING EXPENDITURES OR LOSSES THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         All real estate investments are subject to risks including: general economic conditions, such as the availability and cost of financing; local real estate conditions, such as an over-supply of residential, office, retail space or warehousing or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. Each segment of the real estate industry is capital intensive and sensitive to interest rates. Further significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property and during the period of making improvements to the property. Further, governments can, under eminent domain laws, take real property for less than an owner might otherwise agree.

         If interest rates or other real estate costs escalate, this could adversely affect our ability to finance our expansion projects and also our profitability.

         WE MAY NOT BE ABLE TO SELL SOME OF OUR REAL ESTATE WHEN WE NEED TO OR AT THE PRICE WE WANT, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         At times, it may be difficult for us to dispose of some types of real estate. The costs of holding real estate are high and, during a recession, we may be faced with ongoing expenditures with little prospect of earning revenue on our real estate properties. If we have inadequate cash reserves, we may have to dispose of properties at prices which are substantially below the price we desire, and in some cases, below the price we originally paid for the properties.

         WE REQUIRE GOVERNMENT APPROVALS FOR SOME OF OUR PROPERTIES WHICH MAY TAKE A LONG TIME TO OBTAIN OR WHICH MAY NOT BE GRANTED, EITHER OF WHICH COULD ADVERSELY AFFECT OUR EXISTING BUSINESS OR OUR GROWTH

         Some of our properties will require zoning and other approvals from local government agencies. For example, our applications for re-zoning land in Aurora, Canada and Ebreichsdorf, Austria are currently being considered. The process of obtaining these approvals may take many months and there can be no assurance that we will obtain the necessary approvals for either of those lands or any other lands. Furthermore, in the case of the land held by us in Aurora, Canada, the transfer of this land to us is conditional on obtaining severance and other approvals. We cannot give any assurance that we will obtain these approvals and we cannot give any assurance that we will ultimately acquire this land. Holding costs accrue while regulatory approvals are being sought and delays can render a project economically unfeasible. If we do not obtain any of these approvals our plans, growth and profitability could be affected.

         WE MAY NOT BE ABLE TO COMPLETE EXPANSION PROJECTS SUCCESSFULLY, WHICH WOULD MATERIALLY AFFECT OUR GROWTH AND OUR RESULTS OF OPERATIONS

         We intend to develop our racetracks further and possibly expand our gaming activities. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans, including time frames or projected budgets. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. See "Item 1. Business -- Horse Racing and Pari-Mutuel Wagering -- Santa Anita Park" for a description of these upgrades. For example, Santa Anita Park recently completed upgrades to its facilities and is considering more upgrades in the future. The disruption caused by these upgrades reduced the total amount wagered at Santa Anita Park's simulcast wagering facilities and attendance at The Oak Tree Meet in 1999. Even if completed, our expansion projects may not be successful, which would affect our growth and could have an adverse effect on our long term financial projections.

         WE FACE STRICT ENVIRONMENTAL REGULATION AND MAY BE SUBJECT TO LIABILITY FOR ENVIRONMENTAL DAMAGE THAT WE DID NOT CAUSE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

         Various environmental laws and regulations in the United States, Canada and Europe impose liability on us as a current or previous owner and manager of real property, for the cost of maintenance, removal and remediation of hazardous materials released or deposited on or in properties now or previously owned or managed by us or disposed of in other locations. Our ability to sell properties with contamination or hazardous or toxic substances or borrow using that property as collateral may also be adversely affected. We cannot give you any assurance that all circumstances giving rise to exposure under environmental laws are currently known to us. Changes to environmental laws and regulations, resulting in more stringent terms of compliance, could expose us to additional liabilities and ongoing expenses.

ITEM 2.  PROPERTIES

         Information concerning properties required by this item is incorporated by reference to the information contained in "Item 1. Business" of this Report.

ITEM 3.  LEGAL PROCEEDINGS

         One of our Austrian subsidiaries has been named as a defendant in a class action brought in a United States District Court by Gutwillig et al. The plaintiffs in this class action claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to slave or forced labor performed by the plaintiffs for that subsidiary and some other Austrian and German corporate defendants at their facilities in Europe during World War II. As a result of the transactions described under the heading "Reorganization" above, we acquired the stock of this subsidiary. Under Austrian law, this subsidiary would be jointly and severally liable for the damages awarded in respect of this class action claim. We cannot predict the final outcome of this class action suit, or establish a reasonable estimate of possible damages or a range of possible damages that could be awarded to the plaintiffs if their claims are successful. However, an Austrian subsidiary of Magna has agreed to indemnify that subsidiary for any damages or expenses associated with this claim.

         From time to time, various routine claims incidental to our business are made against us. None of these claims have had, and we believe that none of the current claims, if successful, will have, a material adverse effect upon us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this Report.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

TRADING HISTORY

         Shares of our Class A Subordinate Voting Stock are listed and quoted for trading on the Nasdaq National Market ("NASDAQ") under the trading symbol "MIEC" and are listed and posted for trading on The Toronto Stock Exchange (the "TSE") under the trading symbol "MIE.A". In addition, Exchangeable Shares of our subsidiary, MEC Holdings (Canada) Inc., each of which is exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock, are listed and posted for trading on the TSE under the trading symbol "MEH". Prior to February 23, 2000, there was no market for the shares of our Class A Subordinate Voting Stock or for the Exchangeable Shares. Shares of our Class A Subordinate Voting Stock commenced trading on a "when issued" basis on February 23, 2000 on NASDAQ and the TSE and commenced regular trading on March 13, 2000. The Exchangeable Shares commenced trading on a "when-issued" basis on the TSE on February 23, 2000 and commenced regular trading on March 13, 2000.

DIVIDENDS AND DIVIDEND POLICY

         Holders of shares of our Class A Subordinate Voting Stock, our Class B Stock and the Exchangeable Shares are entitled to receive their proportionate shares of dividends as may be declared by our board of directors, subject to the prior rights attaching to any other stock ranking in priority to our Class A Subordinate Voting Stock, our Class B Stock and the Exchangeable Shares.

         Subject to applicable law, we intend to pay dividends starting with the fiscal year commencing January 1, 2004 in respect of the quarter commencing on that date and each succeeding quarter on our Class A Subordinate Voting Stock and our Class B Stock. We will declare future dividends on our Class A Subordinate Voting Stock and our Class B Stock in accordance with our restated certificate of incorporation and our Corporate Constitution.

         We were incorporated on March 4, 1999 and have not declared any dividends to date.

ITEM 6.  SELECTED FINANCIAL DATA

         INCOME STATEMENT DATA (1)

         The following table sets forth our selected consolidated financial data as at and for the periods indicated. The selected consolidated financial data as at December 31, 1998 and 1999 and for the two years ended July 31, 1998, the five month period ended December 31, 1998 and the year ended December 31, 1999 have been derived from and should be read in conjunction with our Audited Consolidated Financial Statements for the two-year period ended July 31, 1998, the five-month period ended December 31, 1998 and the year ended December 31, 1999. The selected financial and operating information should also be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Operating Results" included in this Report.

                                       FIVE MONTHS
                         YEAR ENDED       ENDED                    YEARS ENDED JULY 31,
                         DECEMBER 31,  DECEMBER 31,   ----------------------------------------------------
                            1999           1998         1998         1997         1996           1995
                         ---------------------------------------------------------------------------------
                                       (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenue
    Racetrack              $79,426       $3,952        $    --      $    --      $    --        $   --
    Real Estate             19,370        6,597         20,486       15,276        2,460          1,166
                         ---------------------------------------------------------------------------------
Total Revenue               98,796       10,549         20,486       15,276        2,460          1,166

Costs and Expenses
Racetrack costs and
    expenses                69,289        3,625             --           --           --             --
Real Estate costs and
    expenses                19,904        8,462         25,864       13,879        4,613          2,713
Depreciation and
    amortization             7,924        1,649          1,852        1,824          330             21
Interest expense
    (income), net             (920)       1,221          1,380          955          (59)           (26)
Other                         (174)          --             --           --           --             --
                         ---------------------------------------------------------------------------------
Income (loss) before
    income taxes             2,773       (4,408)        (8,610)      (1,382)      (2,424)        (1,542)
                         =================================================================================
Net loss                   $   (62)     $(4,231)       $(8,610)     $(1,382)     $(2,424)       $(1,542)
                         =================================================================================
Loss per share of
    Class A Subordinate
    Voting and Class B
    Stock and
    Exchangeable Shares
Basic and diluted (2)      $  0.00      $ (0.05)       $(0.11)      $ (0.02)     $ (0.03)       $ (0.02)
                         =================================================================================

Average number of
    shares of Class A
    Subordinate Voting
    and Class B Stock
    and Exchangeable
    Shares outstanding
    during the period
    (in thousands)
Basic and diluted (2)       78,686       78,535        78,535        78,535       78,535         78,535
                         =================================================================================

(12) We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which differ in some respects from accounting principles generally accepted in Canada, or Canadian GAAP. For a discussion of the principal differences between U.S. GAAP and Canadian GAAP, see Note 16, "Canadian Generally Accepted Accounting Principles", to our Audited Consolidated Financial Statements.

(13) Assumes the exchange of Exchangeable Shares of MEC Holdings (Canada) Inc., each of which is exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock.

         BALANCE SHEET DATA (1)

                                                                             JULY 31,
                                   DECEMBER 31,  DECEMBER 31,  ---------------------------------
                                       1999          1998       1998     1997      1996    1995
                                   ------------  ------------  -------  -------   ------  ------
                                                  (IN THOUSANDS OF U.S. DOLLARS)
Cash and cash equivalents........      50,660         12,442       295      220      133     521
Total assets.....................     760,353        364,142   184,802  113,175   76,219  51,636
Total debt(2)....................      45,884         32,335    19,495   18,938   22,614      12
Magna's net investment/
    shareholders' equity.........     547,087        302,502   158,275   87,917   49,985  48,166

(1) We prepare our financial statements in accordance with U.S. GAAP which differ in some respects from Canadian GAAP. For a discussion of the principal differences between U.S. GAAP and Canadian GAAP, see Note 16, "Canadian Generally Accepted Accounting Principles" to our Audited Consolidated Financial Statements.

(2) Total debt includes Bank indebtedness, Long-term debt (including Long-term debt due within one year) and Note payable to Magna.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of our financial condition and operating results should be read in conjunction with the Audited Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" in this Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. Our actual results could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, but not limited to competition from operators of other racetracks and from other forms of gaming, including from Internet and on-line wagering, our continued ability to complete expansion projects designed to generate new revenues and attract new patrons, our ability to sell some of our real estate when we need to or at the price we want, the impact of inclement weather and our ability to integrate recent racetrack acquisitions.

OVERVIEW

         We acquire, develop and operate horse racetracks and related pari-mutuel wagering operations. As a complement to our horse racing business, we are exploring the development of media sports wagering operations, including telephone account, interactive television and Internet-based wagering, as well as leisure and real estate projects on the land surrounding some of our racetracks, possibly in conjunction with business partners and subject to regulatory requirements. In addition, we own a real estate portfolio which includes a gated residential project under development, a golf course and related recreational facilities, another golf course under development and other real estate. We are currently considering a variety of options with respect to the golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions (which would require that Magna not exercise its right of first refusal) or outright sale. We intend gradually to sell the balance of our real estate portfolio in order to provide capital to be used in our business. Accordingly, we will take steps including servicing our land and obtaining zoning and other approvals to enhance the value of the properties and increase the revenues from resale.

RACETRACK OPERATIONS

         We acquired Santa Anita Park located in Arcadia, California, approximately 14 miles northeast of Los Angeles, one of the premier thoroughbred racetracks in North America, in December 1998. Santa Anita Park operates through the prime winter racing season, commencing December 26 and running into late April each year. In addition, we lease Santa Anita Park to Oak Tree Racing Association which hosts The Oak Tree Meet from the end of September through early November of each year.

         On September 1, 1999, we acquired Gulfstream Park, also one of the premier thoroughbred racetracks and pari-mutuel wagering facilities in North America and the host site of the Breeders' Cup held on November 6, 1999. Gulfstream Park is located in the cities of Hallandale and Aventura, Florida, between Miami and Fort Lauderdale and operates between early January and mid-March of each year.

         On November 12, 1999, we acquired the Thistledown and Remington Park racetracks in North Randall, Ohio and Oklahoma City, Oklahoma, respectively. Thistledown has one of the longest racing seasons of all North American racetracks, consisting of 187 racing days each year between mid-March and early December of each year. Remington Park offers both a 40-day Quarter Horse meet from mid-April to mid-June and an 82-day Thoroughbred Horse meet from mid-August to early December of each year.

         On December 10, 1999, we acquired the Golden Gate Fields racetrack in Albany and Berkeley, California, approximately 8 miles from downtown Oakland and approximately 11 miles from San Francisco. Golden Gate Field's racing season consists of two meets, one of which runs from late March to mid-June of each year and the other of which runs from mid-November of each year to mid-January of the following year.

         Finally, on February 29, 2000, we acquired the assets and assumed certain liabilities of Great Lakes Downs racetrack in Muskegon, Michigan. Great Lakes Downs began operations in January 1999 and offers a total of 134 live racing days beginning in April and ending in early November of each year.

         Because of the seasonal nature of our racetrack business, racetrack revenues and operating results for any interim quarter will not be indicative of the revenues and operating results for the year. Our live racing schedule also dictates that we will earn a substantial portion of our net earnings from racetrack operations in the first quarter of each year, which is when
The Santa Anita Meet and the annual meet at Gulfstream Park occur. Our second quarter of each year will have the second largest net earnings of each year, which is when the larger of the two annual meets at Golden Gate Fields occurs.

         Our primary sources of racetrack revenues are commissions earned from pari-mutuel wagering.

Pari-mutuel wagering on horse racing is pooled betting in which individuals bet against each other on the outcome of a horse race. We have no interest in the order of finish in any given race and therefore have no risk in the outcome. A percentage of the pooled wagers is retained by us, a portion paid to the regulatory or taxing authorities and a portion is paid to horsemen in the form of purses. The balance of the pooled wagers is paid to bettors as winnings. Our share of pari-mutuel wagering revenues is based on pre-determined percentages of various categories of the pooled wagers at our racetracks. The pre-determined percentages are set by state regulators. Pari-mutuel wagering on horse racing occurs on the live races being conducted at racetracks as well as on televised racing signals or simulcasts received or imported by the simulcast wagering facilities located at such racetracks. Pari-mutuel wagering on horse racing also occurs at wagering establishments on horse races being conducted at tracks elsewhere. Our racetracks have simulcast wagering facilities to complement our live horse racing by enabling our patrons to wager on horse races being held at other racetracks. We also generate non-wagering revenues consisting primarily of food and beverages, programs, admissions, parking, and other amounts.

REAL ESTATE OPERATIONS

         Our real estate portfolio includes land currently being developed in Austria and undeveloped and partially developed land in both Austria and Canada. We are currently developing a gated residential community, known as Fontana, situated amidst the Fontana Sports golf course and related recreational facilities owned and operated by us. This residential development consists of approximately 50 acres and is located in Oberwaltersdorf, Austria, approximately 15 miles south of Vienna. Fontana is being developed in two phases into a luxury residential community consisting of 250 apartment units and 100 single-family homes. We expect to complete the second and final phase of Fontana by 2006. We also own approximately 1,000 acres of undeveloped land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, which includes a golf course leased to a third party. In addition, our real estate portfolio includes approximately 270 acres of mixed-use land adjacent to the headquarters of Magna in Aurora, Canada, approximately 30 miles north of Toronto. Our real estate portfolio also includes two golf courses, Fontana Sports which is in operation and located in Oberwaltersdorf, Austria, and a second golf course which is being completed in Aurora, Canada. We are considering a variety of options with respect to these golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions (which would require that Magna not exercise its right of first refusal) or outright sale. We intend to gradually sell the balance of our real estate portfolio, excluding lands adjacent to our racetracks, in order to provide capital to be used in our business; accordingly we are currently servicing, improving and seeking zoning and other approvals for some of these properties in order to enhance their value on resale.

RESULTS OF OPERATIONS

         Our parent company Magna changed its fiscal year from July 31 to December 31 effective December 31, 1998. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, unless stated otherwise, operating results are for the year ended December 31, 1998 as this period is determinable from consolidated financial statements. Our comparative consolidated operating results for the years ended December 31, 1999 and 1998 are as follows:

(United States dollars in thousands, except per share figures)

                                                                        YEAR ENDED
                                                             DECEMBER 31,         DECEMBER 31,
                                                                 1999                 1998
----------------------------------------------------------------------------------------------
REVENUE
Racetrack
         Wagering                                               48,404                 2,513
         Non-wagering                                           31,022                 1,439
Real estate                                                     19,370                21,239
----------------------------------------------------------------------------------------------
                                                                98,795                25,191
----------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Racetrack
         Operating costs                                        63,302                 3,461
         General and administrative                              5,987                   164
Real estate
         Operating costs                                        18,071                25,348
         General and administrative                              1,833                 2,004
Depreciation and amortization                                    7,924                 2,762
Interest expense                                                 1,666                 2,106
Interest income                                                 (2,596)                  (31)
Other expenses                                                     454                     -
Gain on disposal of real estate property                          (628)                    -
----------------------------------------------------------------------------------------------
                                                                96,023                35,814
----------------------------------------------------------------------------------------------
Income (loss) before income taxes                                2,773               (10,623)
Income tax provision (benefit)                                   2,835                  (177)
----------------------------------------------------------------------------------------------
Net loss                                                          (62)               (10,446)
Other comprehensive income (loss)
         Foreign currency translation adjustment               (7,493)                 2,865
----------------------------------------------------------------------------------------------
Comprehensive loss                                             (7,555)                (7,581)
==============================================================================================
Loss per share of Class A Subordinate Voting Stock,
Class B Stock or Exchangeable Share
         Basic and diluted                                       $0.00               $ (0.13)
==============================================================================================
Average number of shares of Class A Subordinate
Voting Stock, Class B Stock and Exchangeable Shares
(in thousands)
         Basic and diluted                                      78,686                78,535
==============================================================================================

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         RACETRACK OPERATIONS

         Revenues from our racetrack operations were $79.4 million for the year ended December 31, 1999. Santa Anita Park contributed revenues of $71.1 million and the remaining racetracks contributed $8.3 million as they were acquired late in 1999. Santa Anita Park's complete 1999 operations are reflected in our consolidated results. The other racetracks' operations are only reflected in our consolidated results from the date of acquisition. We earned no revenues from our racetrack operations at San Luis Rey Downs, Gulfstream Park, Thistledown and Remington Park, and Golden Gate Fields in the comparable 1998 period as they were acquired in May 1999, September 1999, November, 1999 and December, 1999, respectively. Our total revenues from racetrack operations in the comparable 1998 period of $4.0 million were from Santa Anita Park.

         In the year-ended December 31, 1999, our share of total pari-mutuel wagering revenues for our racetracks was $48.4 million and non-wagering revenues were $31.0 million.

         We derived our pari-mutuel wagering revenues at our racetracks from the following primary sources:

(a)      Live race days

         * wagers made by patrons at our racetracks on races held at our racetracks;

         * wagers made by patrons at our racetracks on imported simulcast signals for races held at other racetracks in-state and out-of-state;

         * wagers made by patrons at Northern California Off-track Wagering, Inc. ("NCOTWINC") sites and at Southern California Off-Track Wagering, Inc. ("SCOTWINC") sites on exported signals from races held at Golden Gate Fields and Santa Anita Park and on races held at other tracks, when the meets at Golden Gate Fields and Santa Anita Park are operating; and

         * wagers made by patrons at an out-of-state site on exported simulcast signals for races held at our racetracks.

(b)      Non-live race days

         * NCOTWINC and SCOTWINC are organizations formed by representatives of the racing associations, fairs and satellite wagering facilities of Northern California and Southern California, respectively, to promote off-track wagering and to equitably divide expenses associated with off-track betting. We also receive a percentage of the net profit of NCOTWINC and SCOTWINC - this helps defray the costs of off-track wagering, including pari-mutuel departments, television and satellite costs, and supplies. The excess NCOTWINC and SCOTWINC funds that are not distributed are split equally between the track and the horsemen; and

         * wagers placed by patrons at our racetracks and Off-Track Betting ("OTB") sites on imported simulcast signals from other racetracks in-state and out-of-state.

         The distribution of pari-mutuel wagering for the year ended December 31, 1999 is summarized below (in millions except number of live race days):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1999
                                                                ------------
Total live race day handle                                       $ 1,244.1
                                                                ==========
Total number of live race days                                         149
                                                                ==========
Our share of live race day handle                                $    42.6
Our share of non-live race day  handle and other                       5.8
                                                                ----------
Total pari-mutuel wagering revenue                                    48.4
                                                                ==========

         Our total handle has been positively impacted by the development of NCOTWINC and SCOTWINC and betting at Golden Gate Fields and Santa Anita Park on out-of-state races. With the exception of 1997, total wagering has shown an increase at both tracks since 1994.

         Our share of pari-mutuel handle improved in 1999 primarily as a result of recent changes in the allocation of the handle. On August 11, 1998, the California Senate passed Bill Number SB27, which gave racetracks in California a reduction in the state license fees to be paid from the handle and permission to import up to 20 races per day from out-of-state when running a live meet. The reduction in the amount of handle allocated to the state resulted in an increase in allocation to us as well as to purses. The permission to import out-of-state races is significant, as previously, the only imported races which were wagered on in California were from outside the U.S., primarily Hong Kong and Australia.

         Our non-wagering revenues for the year-ended December 31, 1999 were $31.0 million. Santa Anita park earned $27.8 million and the other racetracks earned $3.2 million. The major components of non-wagering revenues were admission related revenues of $13.7 million (comprising primarily admissions, parking and program sales) and food and beverage sales of $9.9 million, collectively representing 76% of total non-wagering revenues.

         Racetrack costs and expenses, before depreciation and interest, were $69.3 million for the year ended December 31, 1999. Santa Anita Park incurred costs and expenses of $57.9 million with the remaining racetracks contributing $11.4 million. The major components of our costs and expenses, before depreciation and interest, were payroll costs ($38.8 million) and marketing and advertising costs ($6.2 million) representing approximately 65% of our total costs. The costs and expenses of Gulfstream Park, Thistledown, Remington Park and Golden Gate Fields were minimal during the year ended December 31, 1999 since these racetracks' costs are only reflected in our consolidated results from their respective dates of acquisition, all of which were in late 1999, and these racetracks had few live race days in 1999 subsequent to their acquisition. With the acquisition of Gulfstream Park, Thistledown, Remington Park, Golden Gate Fields and Great Lakes Downs, we intend to continue to implement our strategy which includes the consolidation of our racetrack acquisition with the objective of maximizing administrative and other cost efficiencies at our racetracks.

         REAL ESTATE OPERATIONS

         Revenues from our real estate operations were $19.4 million for the year ended December 31, 1999 compared to $21.2 million for the year ended December 31, 1998. The decrease is primarily attributable to a reduction in housing activity at Fontana which is nearing completion of the first phase of a two phase development plan. Partially offsetting the decrease in revenues was increased membership and other usage revenue at Fontana Sports, including $2.3 million related to Magna's access fee agreement with Fontana Sports which commenced March 1, 1999 and will provide $2.7 million annually until March 1, 2004. We also generated increased rental revenues on some properties acquired during the comparative period. Revenues from our remaining real estate operations were substantially unchanged.

         Real estate costs and expenses, before depreciation and interest, were $19.9 million for the year ended December 31, 1999 compared to $27.4 million for the year ended December 31, 1998. The reduction is attributable to the decrease in housing activity at the Fontana residential development. In addition, we incurred costs in the year ended December 31, 1998 related to the potential development of a theme park on approximately 670 acres of our land in Ebreichsdorf near Vienna, Austria which was acquired by us during the year ended July 31, 1997. Costs included consultants' fees associated with feasibility studies, alternative theme park designs, market analysis, presentation brochures, site models and alternative site investigations. In May 1999, we announced that we were unable to obtain the various permits and approvals that would have been required to potentially develop this property as a theme park. As a result, we are re-assessing the potential uses for the property. Costs incurred in the year ended December 31, 1999 were substantially reduced.

         Costs and expenses of our remaining real estate operations were substantially unchanged.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $5.2 million to $7.9 million for the year ended December 31, 1999, primarily as a result of depreciation related to our acquisitions of Santa Anita Park on December 10, 1998, San Luis Rey Downs on May 1, 1999, Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999 and Golden Gate Fields on December 10, 1999 and a full year of depreciation on properties acquired in calendar 1998. As of December 31, 1999, some properties have been classified as available for sale and depreciation has ceased on these properties.

         INTEREST INCOME AND EXPENSE

         Our interest income net of interest expense for the year ended December 31, 1999 was $0.9 million compared to interest expense net of interest income of $2.1 million for the year ended December

31, 1998, primarily as a result of higher interest income. The increase in interest income is attributable to cash arising from Magna's equity investment during the year.

         INCOME TAX PROVISION

         We recorded an income tax provision of $2.8 million on income before income taxes of $2.8 million for the year ended December 31, 1999 compared to an income tax benefit of $0.2 million on a loss before income taxes of $10.6 million for the year ended December 31, 1998. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement. The benefit of our losses from other operations have not been recognized for accounting purposes.

         FIVE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

         RACETRACK OPERATIONS

         Revenues from our racetrack operations were $4.0 million for the five month period ended December 31, 1998, all of which related to the operations of Santa Anita Park. There were only five racing days during the five month period ended December 31, 1998 as The Santa Anita Meet did not commence until December 26, 1998. We earned no revenues from our racetrack operations in the comparable 1997 period as Santa Anita Park was acquired in December 1998.

         Our share of pari-mutuel wagering was $2.5 million and non-wagering revenues were $1.4 million. The distribution of pari-mutuel wagering for the last five racing days of 1998 is summarized below (in millions except number of live race days):

                                                              FIVE
                                                             RACING
                                                            DAYS ENDED
                                                           DECEMBER 31,
                                                               1998
                                                           ------------
Total live race day handle                                   $   61.4
Number of live race days                                            5
                                                             ========
Our share of live race day handle                            $    2.2
Our share of non-live race day handle and other                   0.3
                                                             --------
Total pari-mutuel wagering revenue                           $    2.5
                                                             ========

         Racetrack costs and expenses, before depreciation and interest, were $3.6 million, all of which related to our operation of Santa Anita Park. The major components of the Santa Anita Park's costs and expenses were payroll costs ($1.8 million) and marketing and advertising costs ($0.3 million) representing approximately 58% of our total costs.

         REAL ESTATE OPERATIONS

         Revenues from our real estate operations were $6.6 million for the five month period ended December 31, 1998 compared to $5.8 million for the five month period ended December 31, 1997. The increase in revenues is primarily attributable to rental revenues earned on recently acquired properties. Revenues from the Fontana residential development, Fontana Sports and other real estate operations were substantially unchanged between the periods.

         Real estate costs and expenses, before depreciation and interest, were $8.5 million for the five month period ended December 31, 1998 compared to $7.0 million for the five-month period ended December 31, 1997. The increase in costs and expenses is attributable to increased activity and a change in the mix between apartment and housing sales at the Fontana residential development. The costs and expenses of our remaining real estate operations were substantially unchanged between the periods.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $0.9 million to $1.6 million for the five month period ended December 31, 1998, primarily as a result of depreciation related to our acquisition of Santa Anita Park on December 10, 1998 and a full five months of depreciation on properties acquired in calendar 1998.

         INTEREST INCOME AND EXPENSE

         Our interest expense, net of interest income increased by $0.7 million to $1.2 million for the five month period ended December 31, 1998 compared to the five month period ended December 31, 1997. The increase in interest expense is primarily attributable to an increase in interest bearing borrowings from Magna to finance the acquisition of Santa Anita Park. These borrowings were converted to equity in 1999.

         INCOME TAX BENEFIT

         We recorded an income tax benefit of $0.2 million on a loss before income taxes of $4.4 million for the five month period ended December 31, 1998 compared to nil on a loss before income taxes of $2.4 million for the five month period ended December 31, 1997. Our income tax benefit relates solely to the losses of Santa Anita Park from the date of acquisition to December 31, 1998. The benefit of our losses from other operations have not been recognized for accounting purposes. The tax benefits of some of these losses have been utilized by Magna and are not available to us and valuation allowances have been recorded against the remaining tax loss carryforward benefits.

YEARS ENDED JULY 31, 1998 AND 1997

         REAL ESTATE OPERATIONS

         Revenues from our real estate operations were $20.5 million for the year ended July 31, 1998 compared to $15.3 million for the year ended July 31, 1997. Substantially all of the increase is attributable to an increase in housing activity at Fontana and increased membership and usage at Fontana Sports. Revenues from our remaining real estate operations were substantially unchanged.

         Real estate costs and expenses, before depreciation and interest, were $25.9 million for the year ended July 31, 1998 compared to $13.9 million for the year ended July 31, 1997. The increase relates to costs and expenses at the Fontana residential development and Fontana Sports. In addition, we incurred costs in the year ended July 31, 1998 related to the potential development of a theme park on approximately 670 acres of our land in Ebreichsdorf near Vienna, Austria. We acquired this property during the year ended July 31, 1997. Costs in the acquisition year were insignificant.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was substantially unchanged between the years ended July 31, 1998 and 1997.

         INTEREST INCOME AND EXPENSE

         Our net interest expense increased by $0.4 million to $1.4 million for the year ended July 31, 1998 compared to the year ended July 31, 1997. The increase is attributable to an increase in external debt and interest bearing debt due to Magna related to properties acquired in the years ended July 31, 1998 and 1997.

         INCOME TAX BENEFIT

         The benefit of our losses of $8.6 million and $1.4 million for the years ended July 31, 1998 and 1997, respectively, has not been recognized for accounting purposes. The tax benefits of some of these losses have been utilized by Magna and are not available to us and valuation allowances have been recorded against the remaining tax loss carryforward benefits.

LIQUIDITY AND CAPITAL RESOURCES

         With the exception of the year ended December 31, 1999, we have generated negative cash flow from operations since inception. We have financed our operations primarily through contributions by our majority shareholder, Magna. Magna has made a commitment to its shareholders that for a period of approximately seven years ending May 31, 2006, it will not without the prior consent of the holders of a majority of Magna's Class A Subordinate Voting Shares:

(i) make additional debt or equity investments in, or otherwise give financial assistance to, us or any of our subsidiaries; or

(ii) invest in any non-automotive related businesses or assets other than through its investment in us.

         Given the above-described commitment by Magna to its shareholders, we will be required to fund our own operations.

         At December 31, 1999, we had cash and cash equivalents of $50.7 million and total shareholder's equity of $547.1 million.

         On December 22, 1999, we successfully completed the negotiation of two credit facilities for two of our subsidiaries, The Santa Anita Companies, Inc. and the Los Angeles Turf Club, Inc. The two credit facilities consist of a $63.0 million three year term loan facility and a $10.0 million revolving operating line of credit, both of which bear interest at rates ranging between the U.S. Prime Rate and LIBOR plus 2.2% per annum. The 63.0 million term loan facility is available for corporate purposes. At December 31, 1999, $6.3 million of the revolving operating line was drawn, leaving $66.7 million available between the two facilities.

         As of December 31, 1999, our real estate portfolio totals $544.9 million. Included in this amount are properties available for sale with carrying values totaling $79.7 million and properties under or held for development with carrying values totaling $179.2 million, components of which could be made available for sale. In addition, we had revenue producing properties with carrying values totaling $286.1 million, including the Fontana Sports facilities and horse racing facilities at Santa Anita Park, Gulfstream Park, Thistledown, Remington Park, Golden Gate Fields and San Luis Rey Downs.

         For the year ended December 31, 1999 we incurred capital expenditures of approximately $56.5 million. We currently anticipate capital expenditures of approximately $40.0 million during the year ending December 31, 2000. These capital expenditures relate to normal ongoing capital improvements to the racetracks of approximately $10.0 million and extraordinary capital improvements of approximately $11.0 million required to Santa Anita Park and Golden Gate Fields related to commitments made on acquisition. In addition, approximately $15.0 million is anticipated for the completion of the Aurora golf course and servicing of adjacent lands, and approximately $4.0 million for servicing of other properties.

         We believe that our current cash resources, together with cash flow from operations from our racetrack activities and real estate operations, cash available under the credit facilities described above and cash proceeds to be realized upon sale of a portion of our real estate portfolio will be sufficient to finance our capital expenditure and acquisition program during the next year. However, we can provide no assurance that we will not be required to seek additional capital at an earlier date. We may, from time to time, seek additional debt and/or equity financing through public or private sources. If additional funds are raised or future acquisitions are effected by issuing our shares, you will experience dilution of your interest.

There is no assurance that adequate debt and/or equity financing will be available to us as needed or, if available, on terms acceptable to us. If adequate financing is not available, our business, financial condition and results of operations could be materially adversely effected.

         OPERATING ACTIVITIES

         Cash provided by (used in) operating activities was $15.2 million, $(6.3) million, $(7.9) million and $(3.9) million for the year ended December 31, 1999, the five month period ended December 31, 1998, and the years ended July 31, 1998 and 1997, respectively. Cash provided by operating activities in the year ended December 31, 1999 is primarily a result of cash generated by our Santa Anita Park operations of $13.3 million and some of our other racetracks offset by cash usages at some of our racetracks and our other operations. For all periods prior to January 1, 1999, we incurred losses resulting in negative cash flow from operations.

         INVESTING ACTIVITIES

         Cash used in investing activities was $215.4 million, $136.7 million, $72.6 million and $43.6 million for the year ended December 31, 1999, the five month period ended December 31, 1998, and the years ended July 31, 1998 and 1997, respectively.

         During the year ended December 31, 1999, $160.8 million was used for business acquisitions consisting of $81.2 million to acquire Gulfstream Park, $18.7 million to acquire Thistledown and Remington Park, $83.4 million to acquire Golden Gate Fields and $6.4 million to acquire the real estate assets of San Luis Rey Downs. During such year, $47.5 was spent on real estate property additions which included spending on the capital renovation program at Santa Anita Park and the development of the Aurora golf course project. During the five month period ended December 31, 1998, $118.6 million was used to acquire Santa Anita Park and related real estate and $17.9 million was spent on real estate property additions that included land and related development spending in connection with the Aurora golf course project. During the year ended July 31, 1998, $72.5 million was spent on real estate property additions primarily in Austria and Canada. During the year ended July 31, 1997, real estate property additions totaled $41.5 million including the purchases of a 670 acre parcel of land in Ebreichsdorf, near Vienna, Austria and various other properties in Canada.

         FINANCING ACTIVITIES

         Cash provided by financing activities was $238.5 million, $155.2 million, $80.6 million and $47.6 million for the year ended December 31, 1999, the five month period ended December 31, 1998, and the years ended July 31, 1998 and 1997, respectively. Cash provided by financing activities has been primarily through contributions by Magna. On September 1, 1999, Magna invested an additional $250.0 million in cash, by way of equity contribution, in us. Other sources of cash include a bank term line of credit for 240 million Austrian Schillings ($17.6 million), short term debt of $6.8 million assumed on the acquisition of

Gulfstream Park, and mortgages with various Austrian banks and local governments totaling $5.5 million at December 31, 1999. The bank term line of credit was used to finance the Fontana residential and Fontana Sports developments, and is repayable in six annual installments of 40 million Austrian Schillings, which began July 31, 1997. The short-term debt assumed on the acquisition of Gulfstream Park is repayable on June 30, 2000. The mortgages arose during the year ended July 31, 1998 and are repayable over various periods to the year 2037.

OUTLOOK

         Through the implementation of our strategy, we have become one of the leading consolidators of premier racetracks in North America. We expect that the ownership of multiple racetracks will result in cost efficiencies in administration, purchasing and other areas. We expect growth in the revenues of our racetracks through an increase in our simulcast programming to telecast horse racing throughout the year and the combining of simulcast signals from all of our racetracks. The combining of our simulcast signals will increase the exposure of, and the handle at, our smaller racetracks, thereby increasing the revenues available to us to further enhance the quality of the horse racing we offer at these tracks.

         We intend to market our combined simulcast product through a single signal marketed under the Magna Entertainment Corp. brand name. In addition, we intend to explore the expansion of our sports wagering products to sports other than horse racing as we expand our involvement in telephone account, interactive television and Internet-based wagering, possibly in conjunction with strategic partners and subject to regulatory approval. In connection with this component of our strategy, we recently acquired certain management, marketing and merchandising rights to an Austrian soccer club. These rights are expected to assist us in developing media sports operations in Europe. Finally, we expect that our role as a horse racing industry consolidator and our branding strategy will open up potentially lucrative merchandising, licensing and marketing opportunities that will increase our revenues.

         We currently own a diverse portfolio of real estate properties in North America and Europe. We intend to complete the second phase of the Fontana residential property development by 2006 and complete the Aurora golf course by May 2001. We expect that the Aurora golf course and Fontana Sports facility will significantly enhance the resale value of lands adjacent to both of these facilities. We intend to sell some of our real estate properties as market conditions permit and are taking steps to maximize the revenues derived from these properties on future resale. Our ability to sell these properties will be enhanced by a number of factors including the current positive economic climate which is producing strong levels of economic activity and job creation and low interest rates both generally and in the regions in which we hold that real estate. In addition, we believe the location of that real estate enhances our ability to sell. However, notwithstanding the above, there can be no assurance that we will be successful in our efforts to sell these properties.

ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments", referred to as "SFAS No. 133". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that we recognize all derivatives either as assets or liabilities and measure those instruments at fair market value. We have not determined the impact, if any, of this pronouncement on our financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar. Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and Euro will result in fluctuations in shareholders' equity and comprehensive income. We do not enter into derivative financial instruments for hedging or trading purposes.

         Additionally, we are exposed to interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

         Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and VIBOR. Based on interest rates at December 31, 1999 and 1998, a 1% increase or decrease in interest rates on our line of credit and variable rate borrowings, except for debt repaid subsequent to December 31, 1999, would not materially effect annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of debt approximates fair value.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of MAGNA ENTERTAINMENT CORP.

We have audited the accompanying consolidated balance sheets of MAGNA ENTERTAINMENT CORP. as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the year ended December 31, 1999, the five-month period ended December 31, 1998 and for the years ended July 31, 1998 and 1997. Our audits also included the financial statement schedule listed on page 80. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAGNA ENTERTAINMENT CORP. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, the five-month period ended December 31, 1998 and for the years ended July 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States, also in our opinion, the related statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Los Angeles, California                                        Ernst & Young LLP
March 3, 2000.

MAGNA ENTERTAINMENT CORP.


                           CONSOLIDATED BALANCE SHEETS

[U.S. DOLLARS IN THOUSANDS]
------------------------------------------------------------------------------------------------------------------
                                                                                         DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                                   Note             1999              1998
------------------------------------------------------------------------------------------------------------------

                                     ASSETS
------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       50,660           12,442
   Restricted cash                                                                  7,752            5,061
   Accounts receivable                                                             25,887            8,979
   Prepaid expenses and other                                                       3,931            2,572
-------------------------------------------------------------------------------------------------------------------
                                                                                   88,230           29,054
-------------------------------------------------------------------------------------------------------------------
Real estate properties, net                                           3           544,899          326,690
-------------------------------------------------------------------------------------------------------------------
Fixed assets, net                                                     4            19,890            8,221
-------------------------------------------------------------------------------------------------------------------
Other assets                                                          5           100,967               --
------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                 6             6,367              177
-------------------------------------------------------------------------------------------------------------------
                                                                                  760,353          364,142
-------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Bank indebtedness                                                                7,259           11,889
   Accounts payable                                                                34,479           15,409
   Accrued salaries and wages                                                       4,442              518
   Refundable deposits                                                              1,968            2,008
   Other accrued liabilities                                                       20,980            6,955
   Income taxes payable                                               6             7,554               --
   Long-term debt due within one year                                 7            19,119            3,655
   Deferred revenue                                                                 4,282            3,098
-------------------------------------------------------------------------------------------------------------------
                                                                                  100,083           43,532
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                        7            19,506           16,791
-------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                          14               494            1,317
-------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                 6            93,183               --
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                    12, 13

SHAREHOLDERS' EQUITY:
Magna's net investment                                                                 --          302,502
Class A Subordinate Voting Stock                                      8            11,500               --
Exchangeable Shares                                                   8           110,000               --
Class B Stock                                                         8           429,455               --
Deficit                                                                            (2,431)              --
Accumulated other comprehensive loss                                  9            (1,437)              --
-------------------------------------------------------------------------------------------------------------------
                                                                                  547,087          302,502
-------------------------------------------------------------------------------------------------------------------
                                                                                  760,353          364,142
-------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)

[U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES]
-------------------------------------------------------------------------------------------------------------------
                                                                      Five-month
                                                      YEAR ENDED    period ended
                                                    DECEMBER 31,    December 31,        YEAR ENDED JULY 31,
                                             Note           1999            1998        1998          1997
-------------------------------------------------------------------------------------------------------------------
REVENUE                               11, 12, 15
Racetrack
   Wagering                                               48,404           2,513          --            --
   Non-wagering                                           31,022           1,439          --            --
Real estate                                               19,370           6,597      20,486        15,276
-------------------------------------------------------------------------------------------------------------------
                                                          98,796          10,549      20,486        15,276
-------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Racetrack
   Operating costs                                        63,302           3,461          --            --
   General and administrative                              5,987             164          --            --
Real estate
   Operating costs                                        18,071           7,293      24,778        13,232
   General and administrative                              1,833           1,169       1,086           647
Depreciation and amortization                              7,924           1,649       1,852         1,824
Interest expense                               7           1,666           1,236       1,399           955
Interest income                                7          (2,586)            (15)        (19)           --
Other expenses                                               454              --          --            --
Gain on disposal of real
  estate property                                           (628)             --          --            --
-------------------------------------------------------------------------------------------------------------------
                                                          96,023          14,957      29,096        16,658
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes             11           2,773          (4,408)     (8,610)       (1,382)
Income tax provision (benefit)                 6           2,835            (177)         --            --
-------------------------------------------------------------------------------------------------------------------
Net loss                                                     (62)         (4,231)     (8,610)       (1,382)
Other comprehensive income (loss)
   Foreign currency translation
     adjustment                                           (7,493)          4,824      (1,951)       (7,184)
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                               (7,555)            593     (10,561)       (8,566)
-------------------------------------------------------------------------------------------------------------------

Loss per share for Class A
   Subordinate Voting Stock,
   Class B Stock or
   Exchangeable Share:

     Basic and diluted                         8           $0.00         $(0.05)     $(0.11)       $(0.02)
-------------------------------------------------------------------------------------------------------------------

Average number of shares of Class A
   Subordinate Voting Stock, Class B
   Stock and Exchangeable Shares
   outstanding during the period
   [thousands]:

     Basic and diluted                         8          78,686          78,535      78,535        78,535
-------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

[U.S. DOLLARS IN THOUSANDS]
-------------------------------------------------------------------------------------------------------------------
                                                                 Class A                                     Other
                                                               Subordinate  Exchange-                      Accumulated
                                                  Magna's net    Voting       able      Class B            comprehen-
                                                   investment     Stock      Shares      Stock    Deficit  sive loss
------------------------------------------------------------------------------------------------------------------------------
Magna's net investment at July 31, 1996                 49,985
Net loss for the year                                   (1,382)
Net contribution by Magna                               46,498
Other comprehensive loss                                (7,184)
------------------------------------------------------------------------------------------------------------------------------
Magna's net investment at July 31, 1997                 87,917
Net loss for the year                                   (8,610)
Net contribution by Magna                               80,919
Other comprehensive loss                                (1,951)
------------------------------------------------------------------------------------------------------------------------------
Magna's net investment at July 31, 1998                158,275
Net loss for the period                                 (4,231)
Net contribution by Magna                              143,634
Other comprehensive gain                                 4,824
------------------------------------------------------------------------------------------------------------------------------
Magna's net investment at December 31, 1998            302,502
ACTIVITY FOR THE THREE-MONTHS ENDED
   MARCH 31, 1999:
     Net income                                          9,325
     Net distribution to Magna                          (5,542)
     Other comprehensive loss                           (5,045)
------------------------------------------------------------------------------------------------------------------------------
Magna's net investment at March 31, 1999,
   the date at which the net investment
   was fixed                                           301,240
ACTIVITY FOR THE SEVEN-MONTH PERIOD ENDED
   ON THE DATE OF THE REORGANIZATION,
   NOVEMBER 5, 1999:
     Net loss                                          (6,956)
     Cash contribution by Magna                       250,000
     Other comprehensive loss                          (1,011)
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at November 5, 1999
    prior to the Reorganization                        543,273
     Completion of the Reorganization
       as described in the principles
       of consolidation and resulting
       allocation to capital stock and
       net deferred income tax
       liabilities of $3,818                         (543,273)                          539,455
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at November 5, 1999
   after completion of the Reorganization                  --                          539,455
ACTIVITY FOR THE TWO-MONTHS ENDED
   DECEMBER 31, 1999:
     Net loss                                                                                      (2,431)
     Other comprehensive loss                                                                                 (1,437)
     Conversion of Class B Stock to
       Exchangeable Shares                                                  110,000   (110,000)
     Issue of shares of Class A Subordinate
       Voting Stock on acquisitions                               11,500
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                              --     11,500    110,000    429,455     (2,431)    (1,437)
-----------------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[U.S. DOLLARS IN THOUSANDS]
-------------------------------------------------------------------------------------------------------------------
                                                                      Five-month
                                                      YEAR ENDED    period ended
                                                    DECEMBER 31,    December 31,       YEAR ENDED JULY 31,
                                             Note           1999            1998        1998          1997
-------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     (62)         (4,231)     (8,610)       (1,382)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities
   Depreciation and amortization                           7,924           1,649       1,852         1,824
-------------------------------------------------------------------------------------------------------------------
   Deferred taxes                              6          (1,295)           (177)         --            --
   Gain on disposal of real estate property                 (628)             --          --            --
                                                           5,939          (2,759)     (6,758)          442
Changes in assets and liabilities
   Residential development inventory                      (3,403)         (1,797)     (1,256)       (7,620)
   Restricted cash                                        (2,691)         (5,061)         --            --
   Accounts receivable                                    (8,607)         (7,285)       (262)         (297)
   Prepaid expenses and other                                451            (326)         (5)         (364)
   Accounts payable                                        4,438           8,526         786           693
   Accrued salaries and wages                              1,653              84          61           195
   Refundable deposits                                       250             207         654         1,140
   Other accrued liabilities                              11,931             681         266           758
   Income taxes payable                                    6,042              --          --            --
   Deferred revenue                                         (777)          1,381      (1,354)        1,159
-------------------------------------------------------------------------------------------------------------------
                                                          15,226          (6,349)     (7,868)       (3,894)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses                      2        (160,812)       (118,617)         --            --
Real estate property additions, exclusive of
    change in residential development inventory          (47,522)        (17,944)    (72,460)      (41,470)
Fixed asset additions                                     (9,017)           (124)       (183)       (2,109)
Increase in other assets                                    (683)             --          --            --
Proceeds on disposal of real estate property               2,636              --          --            --
-------------------------------------------------------------------------------------------------------------------
                                                        (215,398)       (136,685)    (72,643)      (43,579)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank indebtedness                  (2,722)         11,602      (4,280)        3,716
Issuance of long-term debt                                    --              48       6,553            --
Repayment of long-term debt                               (3,278)           (114)     (2,608)       (2,638)
Net contribution by Magna                                244,458         143,634      80,919        46,498
-------------------------------------------------------------------------------------------------------------------
                                                         238,458         155,170      80,584        47,576
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
   and cash equivalents                                      (68)             11           2           (16)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash
   equivalents during the period                          38,218          12,147          75            87
Cash and cash equivalents, beginning of period            12,442             295         220           133
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  50,660          12,442         295           220
-------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in U.S. dollars following accounting principles generally accepted in the United States ("U.S. GAAP"). These policies are also in conformity, in all material respects, with accounting policies generally accepted in Canada, except as described in note 16 to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

Magna Entertainment Corp. (the "Company") was formed to hold and operate all of the non-automotive related assets (including non-automotive real estate) currently owned by Magna International Inc. and its subsidiaries ("Magna"). Such assets were reorganized under the Company in various stages, and the capital structure was established (see Note 8), over the period from March 31, 1999, Magna's announcement date of the planned formation of the Company, to November 5, 1999 the completion date of the reorganization (the "Reorganization").

These consolidated financial statements present the historic financial position and operating results of the assets and liabilities reorganized under the Company on a carve out basis from Magna. To give effect to the continuity of Magna's interest in the assets and liabilities of the Company, all assets and liabilities have been recorded in the consolidated balance sheets at Magna's book values and have been included from the date they were acquired by Magna. All significant intercompany balances and transactions have been eliminated.

The assets and liabilities reorganized under the Company include the following:

RACETRACK OPERATIONS
* All the outstanding capital stock of The Santa Anita Companies, Inc. ("SAC"). On December 10, 1998, SAC (formerly 234567 Development Inc., a wholly owned inactive subsidiary of Magna) acquired all of the outstanding capital stock of the Los Angeles Turf Club, Inc. ("LATC") which operates the Santa Anita racetrack in California. SAC also acquired 305 acres of related real estate.

* All the outstanding capital stock of Gulfstream Park Racing Association, Inc. ("Gulfstream") from the date of acquisition, September 1, 1999. Gulfstream, which operates the Gulfstream Park racetrack, is located on approximately 255 acres of land in the cities of Hallandale and Aventura, Florida.

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

* All the outstanding capital stock of the Pacific Racing Association and Ladbroke Landholdings, Inc. ("Golden Gate") from the date of acquisition, December 10, 1999. Golden Gate Fields, which operates the Golden Gate Fields racetrack, is located on approximately 181 acres of land in the cities of Albany and Berkeley, California.

* All the outstanding capital stock of Thistledown, Inc. ("Thistledown") and Remington Park, Inc. ("Remington") from the date of acquisition, November 12, 1999. These companies, which operate the Thistledown and Remington Park racetracks, are located on approximately 120 acres of land in the city North Randall, Ohio and 370 acres of land in the city of Oklahoma City, Oklahoma, respectively. The property on which Remington Park is located is leased under a lease that extends through 2013, with options to renew for five 10-year periods.

* The real estate assets of SLRD Thoroughbred Training Center, Inc. ("SLRD"). SLRD, a horse boarding and training center located in San Diego, California, owns approximately 200 acres of real estate.

REAL ESTATE OPERATIONS
* All the outstanding capital stock of Magna Vierte Beteiligungs AG ("MVB"). Effective January 1, 1999, the assets and liabilities of Magna Liegenschaftsverwaltungs GmbH ("MLV") were split into two companies. Under the split, all of the assets, liabilities, operations and employees of MLV were transferred to MVB except for two real estate properties and an equivalent amount of debt financing due to Magna. The two real estate properties not transferred to MVB were, from their original acquisition date by MLV, leased back to Magna on a triple net lease basis such that Magna was responsible for the operating costs related to the properties. The assets and operations of MLV transferred to MVB include a golf course and adjacent residential development in Oberwaltersdorf, Austria.

* All the outstanding capital stock of Magna Projektentwicklungs AG which owns all of the outstanding capital stock of Magna Grundstucksentwicklungs GmbH (collectively "MGE"). MGE's primary asset is a parcel of land held for development in Ebreichsdorf, Austria.

* Land and improvements in Aurora, Ontario (the "Aurora lands") which are subject to a conditional sale agreement by Magna to the Company. The conditional sale agreement is subject to the successful severance of the affected properties.

* Various other parcels of land and improvements (the "vacant land portfolio") and other non-automotive properties, including any incidental operations associated with such properties. Two of these properties are subject to conditional sale agreements.

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

* Rights to acquire, from an affiliated company (see Note 12[a]), approximately 200 acres of land and improvements in Aurora, Ontario. An 18-hole golf course is currently under construction on the property. Construction in progress has also been transferred to the Company, accordingly, all such construction is reflected in the consolidated financial statements of the Company. This project is referred to as the Aurora Downs golf course.

The consolidated statements of operations and comprehensive income (loss) include the following: (a) the historic revenues and expenses of SAC and LATC from December 10, 1998, Gulfstream from September 1, 1999, Thistledown and Remington from November 12, 1999 and Golden Gate from December 10, 1999, representing the dates of Magna's acquisitions of such entities; (b) the historic revenues and expenses of MLV adjusted to exclude the rental revenues earned, depreciation expense and interest on debt due to Magna all related to the two MLV properties not transferred to MVB; (c) the historic revenues and expenses of MGE; and (d) the historic revenues and expenses (which are limited to incidental costs of ownership the most significant of which is property taxes), net of amounts capitalized, related to the Aurora Downs golf course, the Aurora lands and the vacant land portfolio and other non-automotive properties transferred to the Company.

The historic administrative costs associated with managing the Aurora lands, the vacant land portfolio and other non-automotive properties were borne by Magna International Inc.'s real estate management division (the "Division"). The Division was also responsible for administering Magna's automotive related real estate portfolio, none of which has been transferred to the Company. The administrative costs of the Division include personnel costs (salary, benefits, travel), administration office costs and other overheads. Further, the Company has paid no fees to Magna International Inc. for services provided (including accounting, tax, legal, treasury services and other incidental costs associated with establishing the Company and its operations). An allocation of the Division and Magna International Inc.'s historic administrative costs has been included in these consolidated financial statements based on an estimate of the services provided.

Interest expense as presented in the consolidated statements of operations and comprehensive income (loss) includes interest on external debt and amounts due to Magna (included in Magna's net investment) held by SAC, LATC, Gulfstream, Golden Gate, Thistledown, Remington, MLV (adjusted as described above), and MGE. No interest has been charged on Magna's net investment in the Aurora Downs golf course, the Aurora lands and the vacant land portfolio and the other non-automotive properties transferred to the Company. Under the Reorganization, the transfer of these assets by Magna to the Company is by way of an equity investment.

Income taxes for SAC, LATC, Gulfstream, Golden Gate, Thistledown, Remington and

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

certain other U.S. legal entities at December 31, 1999 have been recorded based on a consolidated tax sharing agreement using the liability method of tax allocation. Income taxes with respect to the other components of the consolidated statements of operations and comprehensive income (loss) have been recorded at statutory rates based on income before taxes as included in the consolidated statements of operations and comprehensive income (loss) as though such components were separate tax paying entities. Given that the revenues and expenses of this latter component of the consolidated statements of operations and comprehensive income (loss) have been prepared on a carve out basis from Magna, the resulting income taxes payable and deferred income tax assets and liabilities have been included in Magna's net investment, prior to November 5, 1999.

Over the period to the completion of the Reorganization, November 5, 1999, Magna's net investment also included Magna's net long-term debt investments (subsequently converted into equity investments as part of the Reorganization) and equity investments in the Company created as part of the Reorganization, the accumulated net income (loss) of the Company, contributions by, less distributions to Magna and the currency translation adjustment.

As a result of the basis of presentation described above, the consolidated statements of operations and comprehensive income (loss) may not necessarily be indicative of the revenues and expenses that would have resulted had the Company historically operated as a stand-alone entity.

As of December 31, 1999, the Company and its subsidiaries are comprised of the following entities:

                                                                                       % Included
                                                                                       ----------
UNITED STATES
     Magna Entertainment Corp.                                                                100
         The Santa Anita Companies, Inc.                                                      100
              Los Angeles Turf Club, Inc.                                                     100
         SLRD Thoroughbred Training Center, Inc.                                              100
         Gulfstream Park Racing Association, Inc.                                             100
         Pacific Racing Association                                                           100
         MEC Land Holdings (California) Inc. [formerly "Ladbroke Landholdings, Inc."]         100
         Remington Park, Inc.                                                                 100
         Thistledown, Inc.                                                                    100
         MI Racing Inc.                                                                       100
         MEC Land Holdings (USA) Inc.                                                         100
         DLR, Inc.                                                                            100
         OTL, Inc.                                                                            100
         Vista Hospitality Inc.                                                               100
CANADA

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

                                                                                       % Included
                                                                                       ----------

      MEC Holdings (Canada) Inc.                                                              100
          1207302 Ontario Inc.                                                                100
      1180482 Ontario Inc.  100
EUROPE
      MI Entertainment Holding GmbH                                                           100
          Magna Ventures Management GmbH                                                      100
               SDP Landholding GmbH                                                           100
                   Steyr-Barter Handels GmbH                                                  100
                       Steyr-Industrie-Commerz und Handels GmbH                               100
               Gemeinnutzige Wohnungs-Gesellschaft "Steyr-
                   Daimler-Puch" GmbH & Co. KG                                                100
               MI Air Flugbetriebs GmbH                                                       100
      Magna Vierte Beteiligungs AG                                                            100
      Magna Projektentwicklungs AG                                                            100
          Magna Grundstucksentwicklungs GmbH                                                  100

Magna changed its fiscal year end from July 31 to December 31, effective December 31, 1998. The periods presented in these consolidated financial statements conform to those presented by Magna.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on account, demand deposits and short-term investments with original maturities of less than three months and excludes restricted cash which represents cash accounts held by the Company on behalf of the horsemen.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, including real estate properties, fixed and other assets. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For long-lived assets not available for sale, the Company assesses annually whether there are indicators of impairment. If such indicators are present, the Company assess the recoverability by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

of the net book value over the estimated fair value is charged to operations in the period in which such impairment is determined by management.

When long-lived assets are identified by the Company as available for sale, the Company discontinues depreciating the asset and the carrying value is reduced, if necessary, to the estimated fair value less costs of disposal. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

REAL ESTATE PROPERTIES

RESIDENTIAL DEVELOPMENT INVENTORY

Residential development inventory is valued at cost which includes acquisition and construction costs. Construction costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to construction.

REVENUE PRODUCING PROPERTIES

Revenue producing properties are valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

PROPERTIES UNDER AND HELD FOR DEVELOPMENT

Properties under and held for development are valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

PROPERTIES AVAILABLE FOR SALE

Properties available for sale are valued at the lower of cost, which includes acquisition and development costs, and fair value less costs of disposal. The Company evaluates the lower of cost and fair value less costs of disposal whenever events or changes in circumstance indicate possible impairment.

FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation.

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

Depreciation is provided on a straight-line basis over the estimated useful lives of fixed assets over 5 to 15 years for machinery and equipment and over 5 to 7 years for furniture and fixtures.

RACING LICENSES

Racing licenses are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over 20 years, representing the estimated useful lives of such racing licenses.

REVENUE RECOGNITION

The Company records operating revenues associated with horse racing on a daily basis, except for season admissions which are recorded ratably over the racing season. Racetrack wagering revenues and direct operating costs are shown net of state and local taxes, stakes, purses and awards.

Revenues from the sale of residential development inventory are recognized when the collection of the sale proceeds is reasonably assured and all other significant conditions are met. Properties which have been sold, but for which these criteria have not been satisfied, are included in residential development inventory.

Golf course annual membership fee revenues are recognized as revenue ratably over the applicable season. Member deposits received on admission to membership to the Austrian golf course are refundable and are, therefore, not recognized in revenues but are recorded as refundable deposits.

DEFERRED REVENUES

Deferred revenues associated with racetrack operations consist of prepaid admission tickets and parking, which are recognized as revenue ratably over the period of the related race meet. Also, deferred revenue includes prepaid rent from another thoroughbred horse racing corporation, Oak Tree Racing Association, which utilizes SAC's racetrack for a portion of the year. Prepaid rent is recognized over the remaining term of the lease.

SEASONALITY OF REVENUES

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

The racetrack industry is seasonal in nature. Generally, the Company's horseracing revenues are greater in the first and second quarters of the calendar year than in the third and fourth quarters of the calendar year. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net income.

ADVERTISING

Costs incurred for producing advertising associated with horse racing are generally expensed when the advertising program commences. Advertising costs for the year ended December 31, 1999 and the five-month period ended December 31, 1998 were $3.1 million and $0.2 million, respectively. Costs incurred with respect to promotions for specific live race days are expensed on the applicable race day.

FOREIGN EXCHANGE

Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the period-end and revenues and expenses are translated at the average rate during the period. Exchange gains or losses on translation of the Company's net equity investment in these operations are deferred in Magna's net investment prior to November 5, 1999. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in other comprehensive income (loss) in equity starting November 6, 1999. The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income (loss) are reflected in income when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

INCOME TAXES

The Company follows the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported and disclosed in the consolidated financial statements. Actual results could differ from those estimates.

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for the Company's first quarter ended March 31, 2001. SFAS 133 requires that an entity recognize all derivative instruments either as assets or liabilities and measure those instruments at fair value. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.


2. BUSINESS ACQUISITIONS

The following acquisitions were accounted for using the purchase method:

[a] ACQUISITIONS IN THE YEAR ENDED DECEMBER 31, 1999

    GULFSTREAM PARK
    On September 1, 1999, the Company acquired all the outstanding capital stock of Gulfstream for a purchase price, including estimated transaction costs, of $81.2 million (net of cash acquired of $8.0 million) payable in cash. Gulfstream, which operates the Gulfstream Park racetrack, is located on approximately 255 acres of land in the cities of Hallandale and Aventura, Florida.

    GOLDEN GATE FIELDS
    On December 10, 1999, the Company completed the acquisition of Golden Gate for a total purchase price, including estimated transaction costs, of $83.4 million (net of cash acquired of $1.2 million). Of the total purchase price, $59.1 million was paid in cash, $7.0 million was paid through the issuance of 1,012,195 shares of Class A Subordinate Voting Stock and the balance of $17.3 million, representing the discounted value of a promissory note payable, was satisfied by way of an interest-free promissory note payable, $10.0 million of which matures on the first anniversary of the date of closing and $5.0 million on each of the second and third anniversaries. Golden Gate, which operates the Golden Gate Fields racetrack, is located on approximately 181 acres in the cities of Albany and Berkeley, California.

    THISTLEDOWN AND REMINGTON PARK

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

    On November 12, 1999, the Company completed the acquisition of the Thistledown and Remington for a total purchase price, including estimated transaction costs, of $18.7 million (net of cash acquired of $5.8 million). Of the total purchase price, $14.2 million was paid in cash and the balance of $4.5 million was paid through the issuance of 650,695 shares of Class A Subordinate Voting Stock. These companies, which operate the Thistledown and Remington Park racetracks, are located on approximately 120 acres of land in the city North Randall, Ohio and 370 acres of land in the city of Oklahoma City, Oklahoma, respectively. The property on which Remington Park is located is leased under a lease that extends through 2013, with options to renew for five 10-year periods.

    SAN LUIS REY DOWNS
    In May 1999, the Company acquired the real estate assets of SLRD for cash consideration of $6.4 million. SLRD, a horse boarding and training center located in San Diego California, owns approximately 202 acres of real estate.

    The purchase price has been allocated to the assets and liabilities acquired as follows:

                                                             THISTLEDOWN
                                    GULFSTREAM       GOLDEN     REMINGTON
                                          PARK         GATE          PARK         SLRD       TOTAL
                                    ----------       ------   -----------         ----      -------
    Non-cash working capital deficit   (3,978)      (4,372)       (3,739)          --      (12,089)
    Real estate properties             81,700       81,971        17,683        6,375      187,729
    Fixed assets                        1,643        2,046           432           --        4,121
    Other assets                       62,543       31,614         7,243           --      101,400
    Debt due within one year           (6,800)          --            --           --       (6,800)
    Deferred income tax liabilities   (53,904)     (27,888)       (2,927)          --      (84,719)
---------------------------------------------------------------------------------------------------
    Net assets acquired and total
      purchase price, net of cash
      acquired                         81,204       83,371        18,692        6,375      189,642

    THE PURCHASE CONSIDERATION FOR THESE ACQUISITIONS IS AS FOLLOWS:
    Cash                                                                                   160,812
    Long-term debt (including portion due within one year)                                  17,330
    Issuance of shares of Class A Subordinate Voting Stock                                  11,500
--------------------------------------------------------------------------------------------------
    Net assets acquired and total purchase                                                 189,642
--------------------------------------------------------------------------------------------------

[b] ACQUISITION IN THE FIVE-MONTH PERIOD ENDED DECEMBER 31, 1998

    SANTA ANITA
    In December 1998, the Company completed the acquisition of the Santa Anita racetrack operations and approximately 305 acres of related real estate for $17.6

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

    million and $101.0 million, respectively, for total consideration of $118.6 million.

    THE PURCHASE PRICE HAS BEEN ALLOCATED TO THE ASSETS AND LIABILITIES ACQUIRED AS FOLLOWS:

------------------------------------------------------------------------------------------------
    Net working capital deficit                                                          (7,428)
    Building improvements                                                                19,804
    Fixed assets                                                                          6,513
    Other long term liabilities                                                          (1,317)
------------------------------------------------------------------------------------------------
                                                                                         17,572
    Land and buildings                                                                  101,045
------------------------------------------------------------------------------------------------
                                                                                        118,617
------------------------------------------------------------------------------------------------

[c] PRO-FORMA IMPACT

    If the acquisitions completed during the year ended December 31, 1999 and the five-month period ended December 31, 1998 had occurred on August 1, 1998, the Company's unaudited pro forma revenue would have been $189.3 million for the year ended December 31, 1999 (for the five-month period ended December 31, 1998 - $44.4 million) and pro forma net income would have been $5.9 million for the year ended December 31, 1999 (for the five-month period ended December 31, 1998 - $13.4 million net loss).

3. REAL ESTATE PROPERTIES

Real estate properties consist of:

                                                                               December 31,
                                                                          -----------------------
                                                                            1999           1998
-------------------------------------------------------------------------------------------------
Residential development inventory                                         17,460         16,573
-------------------------------------------------------------------------------------------------
Revenue producing properties
Cost
   Land and improvements                                                 147,620         36,850
   Buildings                                                             135,373         56,840
   Construction in progress                                                9,420          2,814
------------------------------------------------------------------------------------------------
                                                                         292,413         96,504
Accumulated depreciation
   Buildings                                                              (6,878)        (2,317)
------------------------------------------------------------------------------------------------
Revenue producing properties, net                                        285,535         94,187
------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)

                                                                               December 31,
                                                                          -----------------------
                                                                            1999           1998
-------------------------------------------------------------------------------------------------
Properties under and held for development
Cost
   Land and improvements                                                 154,402         126,652
   Buildings                                                                 141             517
   Construction in progress                                                7,168           4,389
-------------------------------------------------------------------------------------------------
Properties under and held for development                                161,711         131,558
-------------------------------------------------------------------------------------------------

Properties available for sale
Cost
   Land and improvements                                                  53,271          53,935
   Buildings                                                              27,847          30,256
   Furniture and fixtures                                                  1,362           1,725
-------------------------------------------------------------------------------------------------
                                                                          82,480          85,916
Accumulated depreciation
   Buildings                                                              (1,570)           (871)
   Furniture and fixtures                                                   (717)           (673)
-------------------------------------------------------------------------------------------------
Properties available for sale, net                                        80,193          84,372
-------------------------------------------------------------------------------------------------
                                                                         544,899         326,690
-------------------------------------------------------------------------------------------------

The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

Properties available for sale consist of properties held in the United States, Canada and Europe. Included in the results of operations for the year ended December 31, 1999 were operating income of $0.8 million pertaining to properties available for sale (for the five-month period ended December 31, 1998 $0.1 million; for the years ended July 31, 1998 - $0.1 million; 1997 - $nil).

4. FIXED ASSETS

Fixed assets consist of:

                                                                               December 31,
                                                                          ----------------------
                                                                            1999           1998
------------------------------------------------------------------------------------------------
Cost
   Machinery and equipment                                                19,100          7,632
   Furniture and fixtures                                                  3,489          2,225
------------------------------------------------------------------------------------------------
                                                                          22,589          9,857

Accumulated depreciation
   Machinery and equipment                                                (2,289)        (1,610)
   Furniture and fixtures                                                   (410)           (26)

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

------------------------------------------------------------------------------------------------
                                                                          19,890          8,221
------------------------------------------------------------------------------------------------

5. OTHER ASSETS

Other assets consist of:

                                                              December 31,
                                                         ----------------------
                                                           1999            1998
-------------------------------------------------------------------------------
Racing licenses
   Cost                                                  100,077             --
   Accumulated amortization                               (1,108)            --
-------------------------------------------------------------------------------
                                                          98,969             --
Prepaid lease                                              1,298             --
Other                                                        700             --
-------------------------------------------------------------------------------
                                                         100,967             --
-------------------------------------------------------------------------------

6. INCOME TAXES

[a] Income taxes for SAC, LATC, Gulfstream, Golden Gate, Thistledown, Remington,
    MVB (from January 1, 1999), MGE and other separate tax paying legal entities prior to November 5, 1999, have been recorded based on their separate tax positions using the liability method of tax allocation. Income taxes with respect to the other components of the consolidated statements of operations and comprehensive income (loss) have been recorded at statutory rates based on income before taxes as included in the consolidated statements of operations and comprehensive income (loss) as though such components were separate tax paying entities. Given that the revenues and expenses of this latter component of the consolidated statements of operations and comprehensive income (loss) have been prepared on a carve out basis from Magna, the resulting income taxes payable and deferred income tax assets and liabilities have been included in Magna's net investment, prior to November 5, 1999.

[b] The provision for income taxes differs from the expense that would be obtained by applying United States federal statutory rates as a result of the following:

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Year ended July 31,
                                                                            -------------------
                                                 1999            1998        1998          1997
-----------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

    Expected provision (benefit):

    Federal statutory income
      tax rate (35%)                              971          (1,543)     (3,014)         (484)
    State income tax, net of federal benefit      234              --          --            --
    Losses not benefited                        1,512           1,366       3,014           484
    Foreign rate differentials                     96              --          --            --
    Other                                          22              --          --            --
-----------------------------------------------------------------------------------------------
    Income tax provision (benefit)              2,835            (177)         --            --
-----------------------------------------------------------------------------------------------

    The income tax provision relates entirely to the incomes of SAC, LATC, Golden Gate less losses generated by Gulfstream, Remington, Thistledown and certain other U.S. legal entities and the income from one European operation. Other components of the Company are in a loss position. The tax benefits of certain of these losses have been utilized by Magna and are not available to the Company. At December 31, 1999, the Company has U.S. and European income tax loss carry-forwards of approximately $13.4 million that have not been recognized for accounting purposes. Of this amount, $7.0 million will have no expiry date and the remainder will expire in the following years:

     Year:
     2011                                                                                 3,900
     2019                                                                                 2,500
-----------------------------------------------------------------------------------------------
                                                                                          6,400
-----------------------------------------------------------------------------------------------

    There are annual limitations on the utilization of $3.9 million of the losses carried forward.

[c] The details of income (loss) before income taxes by jurisdiction are as follows:

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Year ended July 31,
                                                                           --------------------
                                                 1999            1998        1998          1997
-----------------------------------------------------------------------------------------------
    United States                               4,506            (540)       (243)          (92)
    Foreign                                    (1,733)         (3,868)     (8,367)       (1,290)
-----------------------------------------------------------------------------------------------
                                                2,773          (4,408)     (8,610)       (1,382)
-----------------------------------------------------------------------------------------------

[d] The details of the income tax provision (benefit) are as follows:

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Year ended July 31,
                                                                            -------------------
                                                 1999            1998        1998          1997
-----------------------------------------------------------------------------------------------
    Current provision
      United States                             2,178              --          --            --
      Foreign                                   1,952              --          --            --
-----------------------------------------------------------------------------------------------
                                                4,130              --          --            --
-----------------------------------------------------------------------------------------------

    Deferred provision
      United States                              (345)           (177)         --            --
      Foreign                                    (950)             --          --            --
-----------------------------------------------------------------------------------------------
                                               (1,295)           (177)         --            --
-----------------------------------------------------------------------------------------------
                                                2,835            (177)         --            --
-----------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

[e] Deferred income taxes have been provided on temporary differences, which consist of the following:

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Year ended July 31,
                                                                            -------------------
                                                 1999            1998        1998          1997
-----------------------------------------------------------------------------------------------
    Amortization of purchase accounting
      fair value increments, not allowed
      for tax purposes                           (522)             --          --            --
    Tax gain in excess of book gain
      on disposal of real estate property        (640)             --          --            --
    Tax gain on revaluation of foreign
      real estate                                (310)             --          --            --
    Tax benefit of loss carryforwards          (1,512)           (451)       (689)          (45)
    Utilization of loss carryforwards             177              --          --            --
    Increase in valuation allowance             1,512             274         689            45
-----------------------------------------------------------------------------------------------
                                               (1,295)           (177)         --            --
-----------------------------------------------------------------------------------------------

[f] Deferred tax assets and liabilities for SAC, LATC, Gulfstream, Golden Gate,
    Thistledown, Remington, MVB (from January 1, 1999), MGE and other separate tax paying entities at December 31, 1999 consist of the following temporary differences:

                                                                               December 31,
                                                                          ---------------------
                                                                            1999           1998
-----------------------------------------------------------------------------------------------
    Assets
      Real estate properties tax value in excess of book value            18,178             --
      Tax benefit of loss carryforwards
        Pre-acquisition                                                    1,445             --
        Post-acquisition                                                   2,379          1,288
-----------------------------------------------------------------------------------------------
                                                                          22,002          1,288
    Valuation allowance
      Valuation allowance against tax benefit of loss carryforwards
        Pre-acquisition                                                   (1,445)            --
        Post-acquisition                                                  (2,379)        (1,111)
      Valuation allowance against tax benefit of real estate
        properties in excess of book value                               (11,811)            --
-----------------------------------------------------------------------------------------------
                                                                           6,367            177
-----------------------------------------------------------------------------------------------
    Liabilities
      Real estate properties book basis in excess of tax basis            51,429             --
      Other assets book basis in excess of tax basis                      41,321             --
      Other                                                                  433             --
-----------------------------------------------------------------------------------------------
                                                                          93,183             --
-----------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

7. DEBT

[a] The Company's long-term debt, consists of the following:

                                                                                         December 31,
                                                                                    -------------------
                                                                                    1999           1998
-------------------------------------------------------------------------------------------------------
     Non-interest bearing promissory note (imputed interest of 8.675%), payable in three installments, $10.0 million of which matures in 2000, and $5.0
       million in each of 2001 and 2002.                                           17,330            --

     Bank term line of credit with permitted borrowings of $17.6 million
       (Austrian Schillings 240 million), bearing interest at EURIBOR
       [European Interbank Overnight Rate] plus 0.625% per annum (4.6% at
       December 31, 1999), payable quarterly.  The advance is repayable in six annual installments of principal of $2.9 million (Austrian Schillings 40 million) beginning on July 31, 1997.  The Company has provided two first mortgages on real estate properties, with carrying value of $8.8 million
       at December 31, 1999, as security for this facility.                         8,776        13,567

     Bank term line of credit, bearing interest at LIBOR [London Interbank
       Overnight Rate] plus 1.25% per annum (7.73% at December 31, 1999), payable in annual installments with a final balloon payment in June 2000.
       The Company has pledged the assets of one of its subsidiaries, with carrying value of $46.6 million at December 31, 1999, as security for
       this facility.                                                               6,800            --

     Mortgages outstanding with various Austrian banks and local governments
       (Austrian Schillings 75 million), bearing interest at rates ranging from
       0.5% to 6.75% per annum, payable in semi-annual installments. The mortgages are repayable over various periods to 2037 and are secured by properties with carrying values of $34.6 million at December 31,
       1999.                                                                        5,491         6,578

     Term loan, bearing interest at a fixed rate of 4% per annum payable annually. The advance is repayable in 10 annual installments of principal of $32 thousand (Austrian Schillings 0.4 million) commencing
       December 31, 1997.                                                             228           301
-------------------------------------------------------------------------------------------------------
                                                                                   38,625        20,446

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     Less due within one year                                                      19,119         3,655
-------------------------------------------------------------------------------------------------------
                                                                                   19,506        16,791
-------------------------------------------------------------------------------------------------------

[b] Future principal repayments on long-term debt at December 31, 1999 are as follows:

     2000                                                                                19,119
     2001                                                                                 7,346
     2002                                                                                 7,008
     2003                                                                                   185
     2004                                                                                   176
     Thereafter                                                                           4,791
-----------------------------------------------------------------------------------------------
                                                                                         38,625
-----------------------------------------------------------------------------------------------

[c] On December 22, 1999, the Company successfully completed the negotiation of two credit facilities - a $63 million three year term loan facility and a $10 million revolving line of credit, both of which bear interest at rates ranging between Prime and LIBOR plus 2.2% per annum. At December 31, 1999, the Company had borrowings of $6.3 million against the $10 million revolving line of credit. The credit facilities contain certain covenants that require maintenance of certain financial ratios.

[d]  Interest expense and interest income include:

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Year ended July 31,
                                                                            -------------------
                                                 1999            1998        1998          1997
-----------------------------------------------------------------------------------------------
     Interest cost, gross
       External debt                            1,308             371       1,021           829
       Magna debt                                 701           1,055         986           520
-----------------------------------------------------------------------------------------------
                                                2,009           1,426       2,007         1,349
     Less:  Interest capitalized                  343             190         608           394
-----------------------------------------------------------------------------------------------
     Interest expense                           1,666           1,236       1,399           955
-----------------------------------------------------------------------------------------------

     Interest income
        External                                 (271)            (15)        (19)           --
        Magna                                  (2,315)             --          --            --
-----------------------------------------------------------------------------------------------
                                               (2,586)            (15)        (19)           --
-----------------------------------------------------------------------------------------------

     Interest capitalized relates to real estate properties under or held for development.

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     Interest paid in cash for the year ended December 31, 1999 was $2.5 million (for the five-month period ended December 31, 1998 $1.2 million; for the years ended July 31, 1998 - $1.9 million; 1997 - $1.4 million).


8. CAPITAL STOCK

[a] The Company's authorized, issued and outstanding capital stock is as follows:

     Class A Subordinate Voting Stock with a par value of $0.01 per share [authorized - 310,000,000] have the following attributes:

        [i] Each share is entitled to one vote per share at all meetings of stockholders.

        [ii] Each share shall participate equally as to dividends with each share of Class B Stock and Exchangeable Share.

     Class B Stock with a par value of $0.01 per share [authorized - 90,000,000] have the following attributes:

        [i] Each share is entitled to 20 votes per share at all meetings of stockholders.

        [ii] Each share shall participate equally as to dividends with each share of Class A Subordinate Voting Stock and Exchangeable Share.

        [iii] Each share may be converted at any time into a fully-paid share of Class A Subordinate Voting Stock.

     In the event that the Class A Subordinate Voting Stock, Class B Stock or Exchangeable Stock are subdivided or consolidated, the other classes shall be similarly changed to preserve the relative position of each class.

[b] On November 5, 1999, Magna completed the Reorganization described in the Principles of Consolidation section set out under "Significant Accounting Policies" in Note 1 to these consolidated financial statements. In addition, the Company's capital structure was established. As of November 5, 1999, 78,535,328 shares of Class B Stock and nil shares of Class A Subordinate Voting Stock were issued and outstanding.

     On December 30, 1999, a further amendment to the Company's capital structure was effected. On this date, MEC Holdings (Canada) Inc., a wholly owned Canadian subsidiary of the Company, amended its Articles of Incorporation to create a new class of shares, referred to as Exchangeable Shares.

     Each Exchangeable Share may be exchanged by the holder for one share of Class A Subordinate Voting Stock of the Company. The Exchangeable Shares entitle holders to dividend and other rights economically equivalent to shares of the Company's

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     Class A Subordinate Voting Stock and, through a Voting and Exchange Agreement between Magna, the Company and MEC Holdings (Canada) Inc., to vote at meetings of shareholders of the Company. If not previously exchanged by holders for Class A Subordinate Voting Stock of the Company, the Exchangeable Shares will remain outstanding until October 1, 2001 (or a date after October 1, 2001 but prior to April 1, 2003, as determined by the board of directors of MEC Holdings (Canada) Inc. upon notice to holders of Exchangeable Shares), at which time any Exchangeable Shares still outstanding will be automatically redeemed. The redemption price at such time will be satisfied by the delivery of one share of Class A Subordinate Voting Stock of the Company for each Exchangeable Share. The Exchangeable Shares have no par value [authorized - unlimited] have the following attributes:

        [i] Each share is entitled, by the holder thereof instructing Magna to exercise one vote attached to a share of the Company's Class A Subordinate Voting Stock or Class B Stock held by Magna, to one vote per share at all meetings of stockholders of the Company, but are non-voting with respect to MEC Holdings (Canada) Inc.

        [ii] Each share shall participate equally as to dividends with each share of Class A Subordinate Voting and Class B Stock.

        [iii] Each share may be converted at any time into a fully-paid share of Class A Subordinate Voting Stock.

     On December 30, 1999, 14,823,187 shares of the Company's Class B Stock held by Magna were redeemed for $110.0 million. On this same date, $110.0 million was invested by Magna in MEC Holdings (Canada) Inc. in return for 14,823,187 Exchangeable Shares. All of the common shares of MEC Holdings (Canada) Inc. continue to be held by the Company. Given that the Exchangeable Shares are economically equivalent to shares of Class A Subordinate Voting Stock of the Company, the Exchangeable Shares are included in shareholders' equity in the Company's consolidated balance sheet.

[c] Changes in the Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the year ended December 31, 1999 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

                                Class A Subordinate        Exchangeable
                                   Voting Stock               Shares               Class B Stock
                               --------------------    --------------------    ---------------------
                               Number of     Stated    Number of     Stated    Number of     Stated
                                  shares      value       shares      value       shares      value
----------------------------------------------------------------------------------------------------
     Issued and outstanding
       At December 31, 1998           --         --            --         --            --        --
     Issued on completion of

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

       the Reorganization on
       November 5, 1999               --         --            --         --    78,535,328   539,455
     Conversion of Class B
       Stock to Exchangeable
       Shares                         --         --    14,823,187    110,000   (14,823,187) (110,000)
     Issued on acquisitions
       of subsidiaries         1,662,890     11,500            --         --            --        --
----------------------------------------------------------------------------------------------------
     Issued and outstanding
       at December 31,
         1999                  1,662,890     11,500   14,823,187    110,000   63,712,141    429,455
---------------------------------------------------------------------------------------------------

[d] Basic and diluted loss per share of Class A Subordinate Voting Stock, Exchangeable Share or Class B Stock for the year ended December 31, 1999 has been calculated using 78,686,300 shares. The total amount is comprised of 63,712,141 shares of Class B Stock and 14,823,187 Exchangeable Shares being the number of each class outstanding after the completion of all capital transactions under the Reorganization, plus 150,972 shares of Class A Subordinate Voting Stock representing the weighted average number of shares issued on acquisitions of subsidiaries during the year.

     For all periods prior to the year ended December 31, 1999, basic and diluted loss per share of Class A Subordinate Voting Stock, Exchangeable Share or Class B Stock have been determined using only the 63,712,141 shares of Class B Stock and 14,823,187 Exchangeable Shares issued under the Reorganization.

9. CURRENCY TRANSLATION ADJUSTMENT

Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 1999, the Company incurred an unrealized currency translation loss of $7.5 million, primarily from the weakening of the Austrian Schilling partially offset by the strengthening of the Canadian dollar, both against the U.S. dollar during the period (an unrealized gain of $4.8 million for the five-month period ended December 31, 1998 and unrealized losses for the years ended July 31, 1998 - $2.0 million; 1997 - $7.2 million).

10. FINANCIAL INSTRUMENTS

[a]  FAIR VALUE

     The methods and assumptions used to estimate the fair value of financial instruments are described below. Management has estimated the fair value of its financial instruments using available market information and appropriate valuation

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     methodologies. Considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, BANK INDEBTEDNESS, ACCOUNTS PAYABLE, INCOME TAXES PAYABLE, REFUNDABLE DEPOSITS AND ACCRUED LIABILITIES

     Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

     LONG-TERM DEBT

     The fair value of the Company's long-term debt, based on current rates for debt with similar terms and maturities, are not materially different from their carrying value.

[b]  CREDIT RISK

     The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable.

     Cash and cash equivalents, which consist of short-term investments, including commercial paper, is only invested in entities with an investment grade credit rating. Credit risk is further reduced by limiting the amount which is invested in any one government or corporation.

     The Company, in the normal course of business, is exposed to credit risk from its customers. However, customer receivables are generally not a significant portion of the Company's total assets and are comprised of a large number of individual customers.

[c]  INTEREST RATE RISK

     The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities and its current levels of long-term debt balances.

11. SEGMENT INFORMATION

OPERATING SEGMENTS

The Company has two operating segments: racetrack and real estate operations.

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

The following summary presents key information by operating segment.

                          YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------
                                                            RACETRACK   REAL ESTATE
                                                           OPERATIONS   OPERATIONS       TOTAL
-----------------------------------------------------------------------------------------------
Revenue                                                     79,426        19,370        98,796
-----------------------------------------------------------------------------------------------

Income (loss) before income taxes                            5,418        (2,645)        2,773
-----------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions            48,199         8,340        56,539
-----------------------------------------------------------------------------------------------

Real estate properties, fixed and other assets, net        463,723       202,033       665,756
Current assets                                                                          88,230
Deferred income tax assets                                                               6,367
-----------------------------------------------------------------------------------------------
Total assets                                                                           760,353
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                    FIVE-MONTH PERIOD ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------
                                                            RACETRACK   REAL ESTATE
                                                           OPERATIONS   OPERATIONS       TOTAL
-----------------------------------------------------------------------------------------------
Revenue                                                      3,952         6,597        10,549
-----------------------------------------------------------------------------------------------

Loss before income taxes                                      (435)       (3,973)       (4,408)
-----------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions               633        17,435        18,068
-----------------------------------------------------------------------------------------------

Real estate properties, fixed and other assets, net        127,767       207,144       334,911
Current assets                                                                          29,054
Deferred income tax assets                                                                 177
-----------------------------------------------------------------------------------------------
Total assets                                                                           364,142
-----------------------------------------------------------------------------------------------

                            YEAR ENDED JULY 31, 1998
-----------------------------------------------------------------------------------------------
                                                            RACETRACK   REAL ESTATE
                                                           OPERATIONS   OPERATIONS       TOTAL
-----------------------------------------------------------------------------------------------
Revenue                                                         --        20,486        20,486
-----------------------------------------------------------------------------------------------

Loss before income taxes                                        --        (8,610)       (8,610)
-----------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

Real estate properties and fixed asset additions                --        72,643        72,643
-----------------------------------------------------------------------------------------------

Real estate properties, fixed and other assets, net             --       182,889       182,889
Current assets                                                                           1,913
Deferred income tax assets                                                                  --
-----------------------------------------------------------------------------------------------
Total assets                                                                           184,802
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                            YEAR ENDED JULY 31, 1997
-----------------------------------------------------------------------------------------------
                                                            RACETRACK   REAL ESTATE
                                                           OPERATIONS   OPERATIONS       TOTAL
-----------------------------------------------------------------------------------------------
Revenue                                                         --        15,276        15,276
-----------------------------------------------------------------------------------------------

Loss before income taxes                                        --        (1,382)       (1,382)
-----------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions                --        43,579        43,579
-----------------------------------------------------------------------------------------------

Real estate properties, fixed and other assets, net             --       111,659       111,659
Current assets                                                                           1,516
Deferred income tax assets                                                                  --
-----------------------------------------------------------------------------------------------
Total assets                                                                           113,175
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

GEOGRAPHIC SEGMENTS

Revenue by geographic segment of the Company is as follows:

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Years ended July, 31
                                                                            --------------------
                                                 1999            1998        1998          1997
------------------------------------------------------------------------------------------------
United States                                  81,742           4,707       1,698         1,617
Europe                                         17,054           5,842      18,788        13,659
------------------------------------------------------------------------------------------------
                                               98,796          10,549      20,486        15,276
------------------------------------------------------------------------------------------------

Real estate properties, fixed and other assets by geographic segment of the Company are as follows:

                                                                               December 31,
                                                                         ----------------------
                                                                            1999           1998
-----------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

United States                                                            483,117        146,063
Canada                                                                    75,070         64,804
Europe                                                                   107,569        124,044
-----------------------------------------------------------------------------------------------
                                                                         665,756        334,911
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

12. TRANSACTIONS WITH RELATED PARTIES

[a] During the five-month period ended December 31, 1998, Magna entered into an agreement to purchase from a company associated with members of the family of Mr. F. Stronach, the Chairman of the Board and a Director of the Company and the Chairman of the Board of Magna, and Mr A. Stronach, the Vice-President, Corporate Development of the Company, approximately 200 acres of land and improvements in Aurora, Ontario for a purchase price of approximately $11.0 million. This land is adjacent to land currently owned by Magna and other land subject to a conditional sale agreement by Magna to the Company. As at December 31, 1999, Magna had paid $9.0 million to the vendor in connection with this transaction. The rights to acquire this land and improvements, as well as golf course construction in progress funded by Magna, have been transferred to the Company as part of the Reorganization. The total amount included in properties under and held for development on the consolidated balance sheet at December 31, 1999 for this project is $19.8 million.

[b] Properties under and held for development includes $21.7 million which represents the book value of the Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $21.7 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

[c] Properties available for sale includes $4.7 million, which represents the book value of vacant land, transferred to the Company by Magna under two conditional sale agreements. The conditional sale agreements are subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the properties, Magna must return $4.7 million to the Company with interest.

[d] The Company has granted a limited term option to Magna to reacquire a real estate property for a fixed price equal to its book value of 50 million Austrian Schillings ($3.7 million). This property is included in properties available for sale.

[e] Effective March 1, 1999, the Company began charging Magna an access fee for its

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     use of the golf course and related facilities in Oberwaltersdorf, Austria. The yearly fee amounts to Cdn. $4.0 million ($2.7 million). During the year ended December 31, 1999, $2.3 million has been recognized in revenue related to this fee.

     The Company has granted Magna a right of first refusal to purchase the Company's two golf courses.

[f] One of the Company's subsidiaries, has been named as a defendant in a class action brought in a United States District Court by Gutwillig et al. The plaintiffs in this action claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II. As a result of the Reorganization, the Company acquired shares of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of this class action claim. An Austrian subsidiary of Magna has agreed to indemnify such subsidiary for any damages or expenses associated with this claim.

[g] A subsidiary of Magna has agreed to indemnify the Company in respect of environmental remediation costs and expenses relating to existing conditions in certain of the Company's Austrian real estate properties.

13. COMMITMENTS AND CONTINGENCIES

[a] The Company generates a substantial amount of its revenue from wagering activities and, therefore, it is subject to the risks inherent in the ownership and operation of a racetrack. These include, among others, the risks normally associated with changes in the general economic climate, trends in the gaming industry, including competition from other gaming institutions and state lottery commissions and changes in tax laws and gaming laws.

[b] In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to accurately estimate the extent of potential costs and losses, if any, management believes, but can provide no assurance, that the ultimate resolution of such contingencies would not have a material adverse effect on the financial position of the Company.

[c] At December 31, 1999, the Company had commitments under operating leases requiring annual rental payments for the fiscal periods ending December 31 as follows:

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------
     2000                                                                 1,515
     2001                                                                 1,090
     2002                                                                   828
     2003                                                                   448
     2004                                                                   172
     Thereafter                                                           1,195
-------------------------------------------------------------------------------
                                                                          5,248
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     For the year ended December 31, 1999, payments under operating leases amounted to approximately $767 thousand (for the five-month period ended December 31, 1998 - $39 thousand; for the years ended July 31, 1998 - $44 thousand; 1997 - $49 thousand).

     The Company occupies land for the Remington racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. Under the lease agreement, the Company made an initial payment of $4 million that is being amortized over the initial lease term. In addition to the initial payment, the Company is obligated to pay additional rent based on minimum annual rental payments ranging from $111 thousand to $133 thousand and one-half of one percent of the wagers made at the track in excess of $187 million during the racing season.

14. EMPLOYEE DEFINED BENEFIT PLANS

With the acquisition of the Santa Anita racetrack in December 1998, the Company assumed the assets and liabilities of the Retirement Income Plan discussed below.

This plan consists of a non-contributory defined benefit retirement plan for year-round employees who are at least 21 years of age, have one or more years of service, and are not covered by collective bargaining agreements. Plan assets consist of a group annuity contract with a life insurance company. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law. In the event of a "change in control," participants in the defined benefit retirement plan will become fully vested in plan benefits. This occurred on December 10, 1998.

The Santa Anita racetrack was acquired in December 1998, and the Company had no defined benefit plans prior thereto. Accordingly, a reconciliation of the benefit obligation, plan assets, funded assets of the plan and the components of the net periodic benefit cost has not been provided for the five-month period ended December 31, 1998 or the years

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

ended July 31, 1998 and 1997. The benefit obligation and fair value of plan assets as of December 31, 1998 was $8.7 million and $7.4 million, respectively.

The accrued pension cost is included in other long-term liabilities in the consolidated balance sheets.

The net periodic pension cost of the Company for the year ended December 31, 1999 included the following components:

                                                                YEAR ENDED
                                                               DECEMBER 31,
              COMPONENTS OF NET PERIODIC PENSION COST              1999
              -------------------------------------------------------------
              Service cost                                       $ 392
              Interest cost on projected benefit obligation        573
              Actual return on plan assets                        (942)
              Net amortization and deferral                        485
              -------------------------------------------------------------
              Net periodic pension cost                          $ 508
              -------------------------------------------------------------
              -------------------------------------------------------------

The following provides a reconciliation of benefits obligations, plan assets and funded status of the plan.

                                                                                DECEMBER 31, 1999
        -------------------------------------------------------------------------------------------
        Change in benefit obligation:
             Benefit obligation at beginning of period                          $       8,668
             Service cost                                                                 392
             Interest cost                                                                573
             Benefits paid                                                               (508)
             Actuarial gains                                                             (456)
        -------------------------------------------------------------------------------------------
        Benefit obligation at end of period                                             8,669
        -------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------
        Change in plan assets:
             Fair value of plan assets at beginning of period                           7,351
             Actual return on plan assets                                                 942
             Company contributions                                                        502
             Benefits paid                                                               (508)
        -------------------------------------------------------------------------------------------
        Fair value of plan assets at end of period                                      8,287
        -------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------

        Funded status of plan (underfunded)                                              (382)
        Unrecognized net gain                                                            (112)
        -------------------------------------------------------------------------------------------
        Net pension liability                                                   $        (494)
        -------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------

Assumptions used in determining the funded status of the retirement income plan are as follows:

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

                                                                        1999
                                                                      ---------
       Weighted average discount rate                                   7.0%
       Weighted average rate of increase in compensation levels         5.0%
       Expected long-term rate of return                                8.0%

The measurement date and related assumptions for the funded status of the Company's retirement income plan were as of the end of the year.

The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. Company contributions to these plans were $4.8 million for the year ended December 31, 1999. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

With the acquisition of the Gulfstream Park in 1999 the Company assumed a 401(k) profit sharing plan (the "Plan) to provide retirement benefits for the Gulfstream Park's employees. All employees who meet certain eligibility requirements are able to participate in the Plan. Discretionary matching contributions are determined each year by the Company. The Company contributed to the Plan approximately $25 thousand since acquisition of the Gulfstream Park on September 1, 1999.


15. SUPPLEMENTARY FINANCIAL INFORMATION

[a] QUARTERLY INFORMATION (UNAUDITED):
    Summarized quarterly financial information of the Company for each of the years in the three year period ended December 31, 1999 is as follows:

    For the year ended
      December 31, 1999              March 31       June 30  September 30    December 31   Total
------------------------------------------------------------------------------------------------
    Revenue                          39,907         20,795       10,419       27,675     98,796
    Gross profit (loss)              19,277          1,750       (3,402)        (202)    17,423
    Net income (loss)                 9,325         (1,235)      (5,090)      (3,062)       (62)
------------------------------------------------------------------------------------------------

    For the year ended
      December 31, 1998              March 31       June 30  September 30    December 31   Total
------------------------------------------------------------------------------------------------

    Revenue                           5,748          4,995        6,453        7,995     25,191
    Gross profit (loss)              (1,292)        (1,300)      (1,180)         154     (3,618)

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

    Net loss                         (2,300)        (2,464)      (2,876)      (2,806)   (10,446)
------------------------------------------------------------------------------------------------

    For the year ended
      December 31, 1997               March 31      June 30  September 30    December 31   Total
------------------------------------------------------------------------------------------------

    Revenue                           2,297          2,249        7,026        3,983     15,555
    Gross profit (loss)               1,042            489          931           91      2,553
    Net income (loss)                  (579)        (1,057)         533       (1,460)    (2,563)
------------------------------------------------------------------------------------------------

[b] COMPARATIVE INFORMATION (UNAUDITED):

    Summarized comparative financial information for the five-month period ended December 31, 1997 is as follows:

------------------------------------------------------------------------------------------------

    Revenue                                                                               5,844

    Real estate costs and expenses
      Operating costs                                                                     6,723
      General and administrative                                                            248
    Depreciation and amortization                                                           742
    Interest expense                                                                        526
------------------------------------------------------------------------------------------------
    Loss before income taxes                                                             (2,395)
    Income taxes                                                                             --
------------------------------------------------------------------------------------------------
    Net loss                                                                             (2,395)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

[c] RACETRACK WAGERING REVENUES (UNAUDITED):

    Racetrack wagering revenues are shown net of state and local taxes, stakes, purses and awards as follows:

                                                           Five-month
                                           YEAR ENDED    period ended
                                         DECEMBER 31,    December 31,       Year ended July 31,
                                                                            -------------------
                                                 1999            1998        1998          1997
-----------------------------------------------------------------------------------------------
    Total live race day handle less
      patrons' winning tickets                183,521          14,385          --            --
    State and local taxes and other fees       96,257           9,845          --            --
    Horsemen stakes, purses, and awards        44,938           2,320          --            --
-----------------------------------------------------------------------------------------------
                                               42,326           2,220          --            --
-----------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

    Company share of non-live race
      day handle and other                      6,078             293          --            --
-----------------------------------------------------------------------------------------------
                                               48,404           2,513          --            --
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

16. CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company's accounting policies as reflected in these consolidated financial statements do not materially differ from accounting principles generally accepted in Canada ("Canadian GAAP") except for:

[a] For purposes of reconciling to Canadian GAAP, the Company has early adopted the provisions of the Canadian Institute of Chartered Accountant Handbook
     Section 3461 "Employee Future Benefits" on a retroactive basis. Accordingly, net pension expense and accrued pension liabilities are the same as those determined by the application of U.S. GAAP.

[b] Under Canadian GAAP, the Company is required to comment on its Year 2000 readiness.

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

[c] Under Canadian GAAP, there is no requirement to disclose comprehensive income (loss).
17.  SUBSEQUENT EVENTS

[a] On February 29, 2000 the Company acquired the assets and assumed approximately $9.3 million of liabilities of Great Lakes Downs, Inc. racetrack in Muskegon, Michigan for a purchase price of $1.7 million. The total purchase price of $1.7 million will be paid by the issuance of 267,416 shares of Class A Subordinate Voting Stock. Prior to the proposed acquisition, the Company's President and Chief Executive Officer was a controlling shareholder of Great Lakes Downs, Inc.

[b] On February 14, 2000, the Company's registration statement, previously filed with the Securities and Exchange Commission in the United States, was declared effective

MAGNA ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     and a final prospectus was filed with the securities regulators in the Provinces of Canada in connection with Magna's planned distribution, by way of dividend, of approximately 15.7 million shares comprising of a combination of:

     (i) Exchangeable Shares of MEC Holdings (Canada) Inc. to be distributed to Magna shareholders resident in Canada; and

     (ii) Class A Subordinate Voting Stock of the Company to be distributed to Magna shareholders not resident in Canada.

     Magna will convert the necessary amount of shares of Class B Stock to Class A Subordinate Voting Stock to effect the dividend.

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
[AMOUNTS IN THOUSANDS, U.S. DOLLARS]



                                                                                   Initial Costs to Company
                                                                            ------------------------------------
                                                                                                 Building and
Description                                                   Encumbrance          Land          Improvements
--------------------------------------------------------- ----------------- ----------------- ------------------
RACETRACK OPERATIONS
     Racing Facilities
         Santa Anita Park (Arcadia, California, U.S.A.)                  -            25,072             43,277
         Gulfstream Park (Hallandale, Florida, U.S.A.)                   -            46,344             20,264
         Golden Gate Fields (Albany, California, U.S.A.)                 -            56,986             11,128
         Thistledown (North Randall, Ohio, U.S.A.)                       -             1,062              8,114
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)                -             3,206              5,302
         SLRD (San Diego, California, U.S.A.)                            -             3,845              2,500

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)                  -            52,500                  -
         Gulfstream Park (Hallandale, Florida, U.S.A.)                   -            14,201                  -
         Golden Gate Fields (Albany, California, U.S.A.)                 -            13,857                  -

REAL ESTASTE OPERATIONS
     Golf Course Facilities
         Niederoesterreich, Austria                                      -             3,721                  -
         Ontario, Canada                                                 -            11,008                  -

     Land
         Ontario, Canada                                                 -            13,479                  -
         Ontario, Canada                                                 -            11,314                  -
         Ontario, Canada                                                 -             2,963                  -
         Ontario, Canada                                                 -             4,452                  -
         Ontario, Canada                                                 -               986                  -
         Ontario, Canada                                                 -             1,645                  -
         Ontario, Canada                                                 -             1,868                  -
         Ontario, Canada                                                 -               377                  -
         Ontario, Canada                                                 -               861                  -
         Ontario, Canada                                                 -             1,189                  -
         Ontario, Canada                                                 -             2,559                  -
         Ontario, Canada                                                 -             1,669                  -
         Ontario, Canada                                                 -                14                  -
         Kentucky, U.S.A.                                                -             2,847                  -
         Michigan, U.S.A.                                                -             1,161                  -
         Michigan, U.S.A.                                                -             2,782                  -
         Maryland, U.S.A.                                                -               997                  -
         Florida, U.S.A.                                                 -             1,918                  -
         Florida, U.S.A.                                                 -               669              1,242
         New York, U.S.A.                                                -               725                  -
         Niederoesterreich, Austria                                      -             7,099                  -
         Niederoesterreich, Austria                                      -            21,449                  -
         Austria                                                         -             5,922                  -
         Steiermark, Austria                                             -             2,149                  -

     Commercial/Industrial properties
         Colorado, U.S.A.                                                -                 -              1,045
         Oberoesterreich, Austria                                        -             3,376              8,193
         Oberoesterreich, Austria                                        -                 1              3,063
         Wien, Austria                                                   -             4,888              2,277

     Residential properies
         Ontario, Canada                                                 -                70                112
         Colorado, U.S.A.                                                -                 -              1,557
         Colorado, U.S.A.                                                -                 -              3,600
         Austria                                                     5,839             7,644              7,941

     Other                                                               -                45                  -

                                                          ----------------- ----------------- ------------------
                                                                      5,839           338,920            119,615
                                                          ----------------- ----------------- ------------------

                                                                    Costs Capitalized
                                                                Subsequent to Acquisition            Foreign Exchange Impact
                                                          ----------------------------------- ------------------------------------
                                                                               Building and                         Building and
Description                                                      Land          Improvements          Land           Improvements
--------------------------------------------------------- ----------------- ----------------- -----------------  -----------------
RACETRACK OPERATIONS
     Racing Facilities
         Santa Anita Park (Arcadia, California, U.S.A.)                426            39,765                 -                  -
         Gulfstream Park (Hallandale, Florida, U.S.A.)                 230               617                 -                  -
         Golden Gate Fields (Albany, California, U.S.A.)                 -               (60)                -                  -
         Thistledown (North Randall, Ohio, U.S.A.)                       -                 -                 -                  -
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)                5               145                 -                  -
         SLRD (San Diego, California, U.S.A.)                           50               238                 -                  -

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)                  -               281                 -                  -
         Gulfstream Park (Hallandale, Florida, U.S.A.)                   -                 -                 -                  -
         Golden Gate Fields (Albany, California, U.S.A.)                 -                 -                 -                  -

REAL ESTASTE OPERATIONS
     Golf Course Facilities
         Niederoesterreich, Austria                                  7,374            19,523              (682)            (6,301)
         Ontario, Canada                                               895             6,915               701                253

     Land
         Ontario, Canada                                             9,271                 -            (1,036)                 -
         Ontario, Canada                                               159                 -              (125)                 -
         Ontario, Canada                                               389               619              (152)                25
         Ontario, Canada                                               786                 -               (46)                 -
         Ontario, Canada                                                69                 -                (9)                 -
         Ontario, Canada                                                55                 -               (16)                 -
         Ontario, Canada                                                56                 -               (99)                 -
         Ontario, Canada                                                 2                 -               (21)                 -
         Ontario, Canada                                                30                 -               (47)                 -
         Ontario, Canada                                               782                 -              (108)                 -
         Ontario, Canada                                               276                 -              (130)                 -
         Ontario, Canada                                               239                 -              (104)                 -
         Ontario, Canada                                                 -                 -                 1                  -
         Kentucky, U.S.A.                                               23                 -                 -                  -
         Michigan, U.S.A.                                               95                 -                 -                  -
         Michigan, U.S.A.                                               10                 -                 -                  -
         Maryland, U.S.A.                                               18                 -                 -                  -
         Florida, U.S.A.                                               103                 -                 -                  -
         Florida, U.S.A.                                                 -               354                 -                  -
         New York, U.S.A.                                              875               141                 -                  -
         Niederoesterreich, Austria                                    703                 -            (1,279)                 -
         Niederoesterreich, Austria                                  2,800                 -            (4,193)                 -
         Austria                                                         4                 -              (459)                 -
         Steiermark, Austria                                             -                 -              (165)                 -

     Commercial/Industrial properties
         Colorado, U.S.A.                                                -                 1                 -                  -
         Oberoesterreich, Austria                                     (251)                -              (260)              (633)
         Oberoesterreich, Austria                                        -               906                 -               (350)
         Wien, Austria                                                   -                14              (378)              (176)

     Residential properies
         Ontario, Canada                                                 -                14                (1)                (1)
         Colorado, U.S.A.                                                -                60                 -                  -
         Colorado, U.S.A.                                              127               (67)                -                  -
         Austria                                                        (2)               34              (592)              (619)

     Other                                                               -                 -               (27)                (1)

                                                          ----------------- ----------------- -----------------  -----------------
                                                                     25,599            69,500            (9,227)            (7,803)
                                                          ----------------- ----------------- -----------------  -----------------

                                                                            Gross Amount at which
                                                                          Carried at Close of Period
                                                          -------------------------------------------------------
                                                                                Buildings and                         Accumulated
Description                                                       Land           Improvements         Total           Depreciation
--------------------------------------------------------- ------------------- ----------------- -----------------  -----------------
RACETRACK OPERATIONS
     Racing Facilities
         Santa Anita Park (Arcadia, California, U.S.A.)               25,498            83,042           108,540              3,010
         Gulfstream Park (Hallandale, Florida, U.S.A.)                46,574            20,881            67,455                746
         Golden Gate Fields (Albany, California, U.S.A.)              56,986            11,068            68,054                 58
         Thistledown (North Randall, Ohio, U.S.A.)                     1,062             8,114             9,176                114
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)              3,211             5,447             8,658                190
         SLRD (San Diego, California, U.S.A.)                          3,895             2,738             6,633                 39

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)               52,500               281            52,781                  -
         Gulfstream Park (Hallandale, Florida, U.S.A.)                14,201                 -            14,201                  -
         Golden Gate Fields (Albany, California, U.S.A.)              13,857                 -            13,857                  -

REAL ESTASTE OPERATIONS
     Golf Course Facilities
         Niederoesterreich, Austria                                   10,413            13,222            23,635              2,741
         Ontario, Canada                                              12,604             7,168            19,772                  -

     Land
         Ontario, Canada                                              21,714                 -            21,714                  -
         Ontario, Canada                                              11,348                 -            11,348                  -
         Ontario, Canada                                               3,200               644             3,844                  -
         Ontario, Canada                                               5,192                 -             5,192                  -
         Ontario, Canada                                               1,046                 -             1,046                  -
         Ontario, Canada                                               1,684                 -             1,684                  -
         Ontario, Canada                                               1,825                 -             1,825                  -
         Ontario, Canada                                                 358                 -               358                  -
         Ontario, Canada                                                 844                 -               844                  -
         Ontario, Canada                                               1,863                 -             1,863                  -
         Ontario, Canada                                               2,705                 -             2,705                  -
         Ontario, Canada                                               1,804                 -             1,804                  -
         Ontario, Canada                                                  15                 -                15                  -
         Kentucky, U.S.A.                                              2,870                 -             2,870                  -
         Michigan, U.S.A.                                              1,256                 -             1,256                  -
         Michigan, U.S.A.                                              2,792                 -             2,792                  -
         Maryland, U.S.A.                                              1,015                 -             1,015                  -
         Florida, U.S.A.                                               2,021                 -             2,021                  -
         Florida, U.S.A.                                                 669             1,596             2,265                325
         New York, U.S.A.                                              1,600               141             1,741                  -
         Niederoesterreich, Austria                                    6,523                 -             6,523                  -
         Niederoesterreich, Austria                                   20,056                 -            20,056                  -
         Austria                                                       5,467                 -             5,467                  -
         Steiermark, Austria                                           1,984                 -             1,984                  -

     Commercial/Industrial properties
         Colorado, U.S.A.                                                  -             1,046             1,046                504
         Oberoesterreich, Austria                                      2,865             7,560            10,425                937
         Oberoesterreich, Austria                                          1             3,619             3,620                  -
         Wien, Austria                                                 4,510             2,115             6,625                 42

     Residential properies
         Ontario, Canada                                                  69               125               194                 10
         Colorado, U.S.A.                                                  -             1,617             1,617                 93
         Colorado, U.S.A.                                                127             3,533             3,660                  -
         Austria                                                       7,050             7,356            14,406                377

     Other                                                                18                (1)               17                (21)

                                                          ------------------- ----------------- -----------------  -----------------
                                                                      355,292           181,312           536,604              9,165
                                                          ------------------- ----------------- -----------------  -----------------

                                                                                              Life on which
                                                                                             Depreciation in
                                                                                             Lastest income
                                                                Date of           Date         statement is
Description                                                  Construction       Acquired       Computed (1)
---------------------------------------------------------  ---------------- ---------------- -----------------
RACETRACK OPERATIONS
     Racing Facilities
         Santa Anita Park (Arcadia, California, U.S.A.)          n/a             1998            40 years
         Gulfstream Park (Hallandale, Florida, U.S.A.)           n/a             1999            40 years
         Golden Gate Fields (Albany, California, U.S.A.)         n/a             1999            40 years
         Thistledown (North Randall, Ohio, U.S.A.)               n/a             1999            40 years
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)        n/a             1999            40 years
         SLRD (San Diego, California, U.S.A.)                    n/a             1999            40 years

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)          n/a             1998              n/a
         Gulfstream Park (Hallandale, Florida, U.S.A.)           n/a             1999              n/a
         Golden Gate Fields (Albany, California, U.S.A.)         n/a             1999              n/a

REAL ESTASTE OPERATIONS
     Golf Course Facilities
         Niederoesterreich, Austria                             1996             1994            25 years
         Ontario, Canada                                       Ongoing           1998              n/a

     Land
         Ontario, Canada
         Ontario, Canada                                         n/a             1998              n/a
         Ontario, Canada                                         n/a             1996              n/a
         Ontario, Canada                                         n/a             1997              n/a
         Ontario, Canada                                         n/a             1997              n/a
         Ontario, Canada                                         n/a             1997              n/a
         Ontario, Canada                                         n/a             1997              n/a
         Ontario, Canada                                         n/a             1985              n/a
         Ontario, Canada                                         n/a             1985              n/a
         Ontario, Canada                                         n/a             1985              n/a
         Ontario, Canada                                         n/a             1997              n/a
         Ontario, Canada                                         n/a             1987              n/a
         Ontario, Canada                                         n/a                               n/a
         Kentucky, U.S.A.                                        n/a             1997              n/a
         Michigan, U.S.A.                                        n/a             1996              n/a
         Michigan, U.S.A.                                        n/a             1996              n/a
         Maryland, U.S.A.                                        n/a             1994              n/a
         Florida, U.S.A.                                         n/a             1994              n/a
         Florida, U.S.A.                                         n/a             1994              n/a
         New York, U.S.A.                                        n/a             1998              n/a
         Niederoesterreich, Austria                              n/a             1994              n/a
         Niederoesterreich, Austria                              n/a             1996              n/a
         Austria                                                 n/a             1998              n/a
         Steiermark, Austria                                     n/a             1998              n/a

     Commercial/Industrial properties
         Colorado, U.S.A.                                        n/a             1992              n/a
         Oberoesterreich, Austria                                n/a             1998              n/a
         Oberoesterreich, Austria                                n/a             1998              n/a
         Wien, Austria                                           n/a             1998              n/a

     Residential properies
         Ontario, Canada                                         n/a             1998              n/a
         Colorado, U.S.A.                                        n/a             1992              n/a
         Colorado, U.S.A.                                        n/a             1995              n/a
         Austria                                                 n/a             1998              n/a

     Other

(1) Depreciation has ceased on properties available for sale. See note 3 to the Company's Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
         Our directors are as follows:


  NAME AND ADDRESS              AGE   PRINCIPAL OCCUPATION
  ----------------              ---   --------------------

Jerry D. Campbell.............  59    President and Chief Executive Officer of
   Jackson, Michigan                  the Company

William G. Davis(1)(3)........  70    Counsel, Torys
   Brampton, Ontario

Peter M. George(2)............  56    Vice Chairman and Chief Executive Officer
   Watford, England                   of Hilton Group plc (formerly
                                      Ladbroke Group plc)

Joseph W. Harper..............  56    President and General Manager of Del Mar
   Del Mar, California                Thoroughbred Club

J. Terrence Lanni(2)..........  56    Chairman of the Board and Chairman of the
   Pasadena, California               Executive Committee of MGM
                                      Grand Inc.

Edward C. Lumley(1)(2)........  60    Vice Chairman, Nesbitt Burns Inc.
   South Lancaster, Ontario

Earle I. Mack.................  61    Senior Partner and Chief Financial Officer
   Rochelle Park, New Jersey          of The Mack Company

James Nicol(1)(3).............  45    Vice-Chairman of the Company and
   Toronto, Ontario                   Vice-Chairman of Magna

Gino Roncelli.................  64    Chief Executive Officer of Roncelli
   Arcadia, California                Plastics Inc. and Councilman for the
                                      City of Arcadia, California

Andrew Stronach(4)............  31    Vice-President, Corporate Development of
   Aurora, Ontario                    the Company

Frank Stronach(1)(4)..........  67    Chairman of the Company, Partner, Frank
   Oberwaltersdorf, Austria           Stronach & Co. and Chairman of
                                      Magna

Ronald J. Volkman(3)..........  61    Chairman of the Board and President of
   San Bruno, California              ATX, Inc.

John C. York II...............  50    Executive Vice President and Senior Vice
   Youngstown, Ohio                   President, Racing Operations of
                                      The Edward J. DeBartolo Corporation

(1)      Are currently directors of Magna.
(2)      Member of Audit Committee.
(3)      Member of Corporate Governance, Human Resources and Compensation
         Committee.
(4)      Mr. Andrew Stronach is the son of Mr. Frank Stronach.

         The term of office for each director expires at the conclusion of the next annual meeting of our stockholders.

         All of our directors have held the principal occupations identified above or another position with the same employer for not less than five years. Mr. Campbell served as Chairman of the Board and Chief Executive Officer of Republic Bancorp Inc. from April 1986 to February, 2000. Mr. Lanni served as Chief Executive Officer of MGM Grand Inc. from June 1995 to December 1999 and was President and Chief Operating Officer of Caesars World, Inc. from April 1991 to February 1995. Mr. Nicol has served as a Vice-Chairman of Magna since 1998, prior to which time he served as Chairman and Chief Executive Officer of TRIAM Automotive Inc. since February 1994. Prior to November 1992, Mr. Nicol held various senior management positions within Magna and its subsidiaries. Mr. Andrew Stronach has served as President of both Adena Springs Farm and Stronach Stables since 1998 and held various senior administrative positions with both of these companies since 1995.

         We may appoint one additional independent director to fill a vacancy on our Board of Directors. This independent director will be free from any material interest, business or other relationship with us or Magna.

EXECUTIVE OFFICERS

         Our executive officers are as follows:


  NAME AND ADDRESS            AGE   PRINCIPAL OCCUPATION
  ----------------            ---   --------------------

Jerry D. Campbell...........  59    President and Chief Executive Officer of
   Jackson, Michigan                the Company  (since March 2000)

David A. Mitchell...........  46    Executive Vice-President and Chief
   Las Vegas, Nevada                Financial Officer of the Company (since
                                    March 2000)

James Nicol.................  45    Vice-Chairman of the Company (since March
   Toronto, Ontario                 1999) and Vice-Chairman of Magna

Lonny T. Powell.............  40    Executive Vice-President, Racetrack
   Glendora, California             Operations of the Company and President
                                    and Chief Executive Officer of Los Angeles
                                    Turf Club, Inc. (since July 1999)

Andrew Stronach.............  31    Vice-President, Corporate Development of
   Aurora, Ontario                  the Company (since March 2000)

Frank Stronach..............  67    Chairman of the Company (since March 1999)
   Oberwaltersdorf, Austria         and Chairman of Magna


Frank De Marco, Jr..........  74    Vice-President, Regulatory Affairs of the
   Studio City, California          Company (since November 1999) and
                                    Executive Director, Secretary and General
                                    Counsel of Los Angeles Turf Club, Inc.

         All of our officers have held the principal occupations identified above or another position with the same employer for the last five years, with the exception of Mr. Campbell, Mr. Powell, Mr. A. Stronach and Mr. DeMarco.

         Mr. Campbell served as Chairman of the Board and Chief Executive Officer of Republic Bancorp Inc. from its establishment in April 1986 to December 1999. Mr. Campbell has over 32 years of executive experience, including 30 years as a chief executive officer. In addition, Mr. Campbell has approximately 25 years of experience in the horse racing industry through his involvement in the breeding and racing of horses.

         Mr. Mitchell served as a Senior Vice-President of Caesars World, Inc. from September 1994 to December 1999. Mr. Mitchell's primary responsibilities included the development of major domestic and international gaming venues, including venues in Argentina, Egypt, France, Ireland, Lebanon, Macau, Mexico, Morocco, Phillippines, South Africa, Spain and Venezuela. Mr. Mitchell also has several years of management experience in the horse racing industry.

         Mr. Powell served as the President of Turf Paradise racetrack from 1994 to 1999, the President of Multnomah Greyhound Park from 1992 to 1994, Executive Vice-President and Chief Operating Officer of Longacres Park from 1990 to 1992, General Manager of Woodlands in 1990, Coordinator and Director of the University of Arizona Racetrack Industry Program from 1986 to 1990 and Assistant General Manager of Longacres Park from 1982 to 1986.

         Mr. Andrew Stronach has served as President of both Adena Springs Farm and Stronach Stables since 1998 and held various senior administrative positions with both of these companies since 1995.

         Mr. De Marco has been a practicing attorney in Los Angeles County since 1951 and has been the Executive Director, General Counsel and Secretary of Los Angeles Turf Club, Inc. since April, 1998.

         As of March 13, 2000 our directors and executive officers other than Frank Stronach and Andrew Stronach owned directly and indirectly less than 1% of the outstanding shares of our Class A Subordinate Voting Stock (assuming the exchange of the Exchangeable Shares) and none of our Class B stock. Frank and Andrew Stronach are trustees and members of the class of beneficiaries of the Stronach Trust. The Stronach Trust beneficially owned approximately 66% of the Class B Shares of Magna, which shares represented approximately 58% of the voting equity of Magna as of March 13, 2000. Magna directly and indirectly owns shares entitling it to vote approximately 99% of the votes attaching to our stock.

EMPLOYMENT AGREEMENTS

         We have entered into an employment agreement with Mr. Campbell which provides for a base salary of $300,000 per annum, an annual bonus based on a percentage of our pre-tax profits, a discretionary bonus based on personal performance, confidentiality obligations, non-competition covenants and a termination provision permitting his employment to be terminated by us by giving minimum advance written notice of termination or by paying a retiring allowance instead. Mr. Campbell's contract also provides for the issuance of stock options to purchase 1,000,000 shares of our Class A Subordinate Voting Stock at an exercise price of $6.90 per share. These stock options were approved by our Board of Directors on March 5, 2000.

         We have entered into an employment agreement with Mr. Mitchell which provides for a base salary of $300,000 per annum, an annual bonus based on a percentage of our pre-tax profits, a discretionary bonus based on personal performance, confidentiality obligations, non-competition covenants and a termination provision permitting his employment to be terminated by us by giving minimum advance written notice of termination or by paying a retiring allowance instead. Mr. Mitchell's contract also provides for the issuance of stock options to purchase 25,000 shares of our Class A Subordinate Voting Stock at an exercise price equal to the last sale price of such shares on NASDAQ on the trading day prior to the date of grant. These stock options were approved by our Board of Directors on March 5, 2000 with an exercise price of $4.875 and three year vesting.

         We have entered into an employment agreement with Mr. Powell which provides for a base salary of $250,000 per annum, an annual bonus based on a percentage of pre-tax profits of Santa Anita Park, confidentiality obligations, non-competition covenants and a termination provision permitting his employment to be terminated by us giving minimum advance written notice of termination or by paying a retiring allowance instead. Mr. Powell's contract also provides for the issuance of stock options to purchase 25,000 shares of our Class A Subordinate Voting Stock at an exercise price equal to the last sale price of such shares on NASDAQ on the trading day prior to the date of grant. These stock options were approved by our Board of Directors on March 5, 2000 with an exercise price of $4.875 and three year vesting.

         We have entered or will enter into employment contracts with the other members of our senior management. These employment contracts generally provide for base salaries and annual bonuses (in most cases based on a specified percentage of our pre-tax profits before profit sharing), confidentiality obligations and non-competition covenants. Each of these employment contracts will provide that we may terminate the senior officer's employment by giving minimum advance written notice of termination or by paying a retiring allowance instead. Subject to approval by our Board of Directors, some of our senior officers may receive options to acquire shares of our Class A Subordinate Voting Stock at the fair market value at the time of issuance.

         Our Corporate Constitution provides that aggregate incentive bonuses (which may be paid in cash or deferred for payment in future years or which may be paid in our Class A Subordinate Voting Stock) paid or payable to senior management in respect of any fiscal year shall not exceed 6% of our pre-tax profits before profit sharing for that fiscal year.

         We are not required to make payments under any employment contract with our senior officers in the event of a change in control.

LONG-TERM INCENTIVE PLAN

         We have adopted a long-term incentive plan, referred to as the "Long-Term Incentive Plan", the purposes of which are: (i) to align the interests of our stockholders and the recipients of awards under the Long-Term Incentive Plan by giving recipients of awards an interest in our growth and success; (ii) to enable us to attract and retain directors, officers, employees, consultants, independent contractors and agents; and
(iii) to motivate these persons to act in our long-term best interests and those of our stockholders. Under the Long-Term Incentive Plan, we may grant nonqualified stock options, incentive stock options, free standing stock appreciation rights, tandem stock appreciation rights, restricted stock, bonus stock and performance shares.

         The Long-Term Incentive Plan is administered by the Corporate Governance, Human Resources and Compensation Committee (the "Committee") of our Board of Directors, which consists of at least two outside directors. The members of the Committee serve at the pleasure of the Board of Directors.

         NONQUALIFIED STOCK OPTIONS

         Each of our outside directors will receive a grant of a nonqualified stock option to purchase 10,000 shares of Class A Subordinate Voting Stock immediately following such director's election to our Board of Directors, and immediately following the completion of each five-year period of continuous service as a director. Such stock options will vest as to 20% of the shares of Class A Subordinate Voting Stock included in each such grant on the date of such grant, with an additional 20% of the shares vesting on the second, third, fourth and fifth anniversaries of such grant. On March 5, 2000, our Board of Directors approved stock options for each outside director to purchase 10,000 shares of our Class A Subordinate Voting Stock at an exercise price of $4.875 per share pursuant to the provisions of the Long-Term Incentive Plan.

         INCENTIVE STOCK OPTIONS

         Incentive stock options may be granted only to our employees and employees of our subsidiaries. If the recipient of an incentive stock option owns more than ten percent of the voting power of all shares of our common stock, the option will not be exercisable later than five years after its grant date and the exercise price of the option will not be less than the greater of (i) the price required by the Internal Revenue Code (currently 110% of the fair market value of our Class A Subordinate Voting Stock on the option's grant date) and (ii) the price of the last traded board lot of shares of our Class A Subordinate Voting Stock sold on The Toronto Stock Exchange prior to the date of grant of the option.

         BONUS STOCK AND RESTRICTED STOCK AWARDS

         The Long-Term Incentive Plan permits the Committee to grant bonus stock awards, which are vested upon grant, and restricted stock awards which are subject to a restriction period. An award of restricted stock may be subject to performance measures during the restriction period. Unless the Committee decides otherwise, the holder of a restricted stock award will have rights as our stockholder, including the right to vote and receive dividends with respect to the shares of restricted stock. Dividends, however, will be subject to the same restrictions that apply to the shares for which the dividend was paid.

         PERFORMANCE SHARE AWARDS

         The Long-Term Incentive Plan also permits the Committee to grant performance shares. Each performance share is a right, subject to the attainment of performance measures during a performance period, to receive one share of Class A Subordinate Voting Stock, which may be restricted stock, or the fair market value of the performance share in cash. Before a performance share award is settled in shares of Class A Subordinate Voting Stock, the holder of the award will have no rights as our stockholder with respect to the shares of stock subject to the award. All the terms relating to the satisfaction of performance measures and the termination of the performance period relating to a performance share award, or any cancellation or forfeiture of the performance share award upon the holder's termination of employment with us, whether by reason of disability, retirement, death or other termination, shall be contained in the award agreement.

         PERFORMANCE GOALS. Under the Long-Term Incentive Plan, the vesting or payment of performance share awards and certain awards of restricted stock will be subject to the satisfaction of certain performance objectives and criteria. These objectives and criteria may include one or more of the following: the attainment by a share of Class A Subordinate Voting Stock of a specified fair market value for a specified period of time, earnings per share, return to stockholders (including dividends), return on equity, earnings, revenues, market share, cash flow or cost reduction goals, or any combination of these criteria.

ITEM 11.          EXECUTIVE COMPENSATION

         No compensation was awarded to, earned by or paid to any of the named executives required to be reported in the fiscal year covered by this Report.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information as of March 13, 2000 regarding the beneficial ownership of our Class A Subordinate Voting Stock and Class B Stock by each person known by us to own more than five percent of the issued and outstanding shares of our Class A Subordinate Voting Stock and our Class B Stock.

         The number and percentage of shares of our stock beneficially owned are based on 7,176,391.

outstanding shares of our Class A Subordinate Voting Stock as of March 13, 2000 and 58,466,056 outstanding shares of Class B Stock outstanding as of March 13, 2000. In addition, as of March 13, 2000 there were 14,823,187 outstanding Exchangeable Shares, each of which is exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock.


                                         NAME AND ADDRESS          AMOUNT AND NATURE OF
CLASS OF SECURITIES                     OF BENEFICIAL HOLDER       BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------                     --------------------       --------------------    ----------------

Class B Stock.........................  Magna                            58,466,056              100%
                                        International
                                        Inc.(1)(2)
                                        337 Magna Drive
                                        Aurora, Ontario
                                        L4G 7K1
Exchangeable Shares...................  Magna                             4,362,328               29%
                                        International Inc.
                                        337 Magna Drive
                                        Aurora, Ontario
                                        L4G 7K1


(1) Magna directly owns 53,253,064 or 91.1% of these shares of our Class B Stock and also owns 4,362,328 Exchangeable Shares exchangeable into the same number of shares of our Class A Subordinate Voting Stock. The remaining shares of our Class B Stock are owned through direct or indirect wholly owned subsidiaries of Magna. Assuming the exercise of the Exchangeable Shares, Magna would be entitled to vote approximately 99% of the votes attaching to our stock.

(2) The Stronach Trust beneficially owns approximately 66% of the Class B Shares of Magna, which shares represented approximately 58% of the voting equity of Magna as of March 13, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     RELATIONSHIP WITH MAGNA

         Magna was incorporated under the laws of Ontario, Canada. The Class A Subordinate Voting Shares of Magna are listed for trading on the New York Stock Exchange and the TSE. Magna's Class B Shares are listed on the TSE. Magna is currently the sole stockholder of our Class B Stock, which means that Magna will be entitled to exercise approximately 99% of the total votes attached to all our outstanding stock. Magna is therefore able to elect all our directors and controls us.

         Our Corporate Constitution requires that a minimum of two directors be individuals who are not our officers or employees, officers or employees of any of our affiliates including Magna, directors of any of our affiliates including Magna, or persons related to any such officers, employees or directors. Our Corporate Constitution also requires that a majority of our directors be individuals who are not our officers or employees or individuals related to these persons. Policies of applicable securities regulatory authorities also recommend that issuers involved in a "related party transaction" have such related party transaction approved by a special committee of directors, consisting only of directors who are independent of the interested party and, in some circumstances, that an independent valuation and the approval of such transaction by a majority of the disinterested stockholders be obtained. We intend to constitute a special committee of directors in appropriate circumstances and to comply with any other requirements that may be imposed under applicable law.

         Magna has made a commitment to its shareholders that it will not, for a period of approximately seven years ending May 31, 2006, without the prior consent of the holders of a majority of Magna's Class A Subordinate Voting Shares: (i) make any further debt or equity investment in, or otherwise give financial assistance to, us or any of our subsidiaries; or
(ii) invest in any non-automotive-related businesses or assets other than through its investment in us. Magna's commitment is contained in a Forebearance Agreement dated as of February 8, 2000 between us and Magna and in which Magna's shareholders are express third party beneficiaries.

         Magna has also stated to its shareholders that it intends to convert some shares of our Class B Stock to shares of our Class A Subordinate Voting Stock and dispose of additional shares of our Class A Subordinate Voting Stock when market conditions for doing so are favorable, with the ultimate intention of retaining only a minority equity position. This may occur through a combination of: (i) secondary sales by Magna of our stock held by it; and/or (ii) the dilution of its interest through the issuance of Class A Subordinate Voting Stock by us in connection with capital market transactions, acquisitions and/or other investments by business partners in us. We have been advised by Magna that it currently intends to retain control over us even though it may only hold a minority equity interest in us.

CONTROL OF THE COMPANY

         Magna is able to elect all our directors and controls us. Therefore, Magna is able to cause us to effect some corporate transactions without the consent of our minority stockholders, subject to applicable law. In addition, Magna is able to cause or prevent a change in our control. The Stronach Trust controls Magna through the right to direct the votes attaching to Class B Shares of Magna which carry a majority of the votes attaching to the outstanding voting shares of Magna. Mr. Frank Stronach, our Chairman and one of our directors and the founder, a director and Chairman of the Board of Directors of Magna, together with three other members of his family, are the trustees of the Stronach Trust. Mr. Frank Stronach and Mr. Andrew Stronach are also two of the members of the class of potential beneficiaries of the Stronach Trust.

PURCHASE OF LAND IN AURORA, CANADA

         In 1998, a subsidiary of Magna entered into an agreement to purchase from a company associated with members of the family of Mr. Frank Stronach, our Chairman and one of our directors and the Chairman of the Board of Magna, and Mr. Andrew Stronach, our Vice-President, Corporate Development, approximately 200 acres of land and improvements in Aurora, Ontario for a purchase price of approximately $11.0 million. This land is adjacent to land currently owned by Magna and other land subject to a conditional sale agreement by Magna to us. As at December 31, 1999, Magna had paid $9.0 million to the vendor in connection with this transaction. This transaction was approved by the Board of Directors of Magna at the time the agreement to purchase was originally entered into based upon two independent valuations of the property. The rights to acquire this land and improvements, as well as golf course construction in progress funded by Magna, have been transferred to us as part of the Reorganization described above. Title will be transferred to us from the vendor upon completion of the registration of the subdivision plan and receipt of related consents and approvals.

TRANSACTIONS WITH MAGNA

         Pursuant to a conditional sale agreement, Magna transferred land in Aurora, Canada to us with a value of $21.7 million, which represents the book value of the land. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of this Aurora property, Magna must return $21.7 million to us with interest. Prior to completion of the conditional sale, the property is being leased by us from Magna for a nominal amount.

         Pursuant to two conditional sale agreements, Magna transferred to us vacant land with a value of $4.7 million, which represents the book value of the land. The conditional sale agreements are subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the properties, Magna must return $4.7 million to us with interest.

         We have granted a limited term option to Magna to reacquire a real estate property in Austria for a fixed price equal to its book value of 50 million Austrian Schillings (approximately $3.7 million).

         At September 30, 1999, we had an outstanding note due to Magna in the amount of $35.2 million. On September 1, 1999, Magna invested an additional $250.0 million in cash in us by way of equity contribution. Of this amount, $146.9 million was loaned back to Magna. The note receivable from Magna for this obligation is due on demand and bears interest at the U.S. prime rate less 1% per annum. Both the note payable and receivable with Magna were settled prior to December 31, 1999.

         We have granted Magna a right of first refusal to purchase our two golf courses.

         As a result of the Reorganization, we acquired shares in a subsidiary which has been named as a defendant in a class action brought in a United States District Court by Gutwillig, et al. An Austrian subsidiary of Magna has agreed to indemnify this subsidiary for any damages or expenses associated with this claim. For further information regarding our acquisition of this subsidiary, see "Item 1. Business -- Reorganization". Also, for details on the legal action, see "Item 3 -- Legal Proceedings".

         A subsidiary of Magna has agreed to indemnify us in respect of environmental remediation costs and expenses relating to existing conditions in some of our Austrian real estate properties.

ACCESS FEES

         Pursuant to an access agreement dated as of March 1, 1999, Magna is currently paying us an annual fee of $2.7 million to access the Fontana Sports golf course and related recreational facilities for Magna-sponsored corporate and charitable events as well as for business development purposes. During the year ended December 31, 1999, Magna paid us $2.3 million in access fees. The access fee relating to Fontana Sports is payable until March 1, 2004. Upon completion of the Aurora golf course, Magna will enter into an agreement to pay us an annual access fee to use the Aurora golf course for Magna-sponsored corporate and charitable events and business development purposes. The access fee agreement relating to the Aurora golf course will expire five years from the date of the agreement. We have also granted Magna a right of first refusal to purchase these two golf courses, if we decide to sell them.

PURCHASE OF GREAT LAKES DOWNS

         Pursuant to an amended and restated purchase agreement dated as of January 31, 2000, with Great Lakes Downs, Inc. and Great Lakes Downs Cafe, Inc., we acquired the assets and assumed approximately $9.3 million of liabilities of Great Lakes Downs racetrack for a purchase price of approximately $1.7 million, payable by the issuance of 267,416 shares of our Class A Subordinate Voting Stock. Mr. Jerry Campbell, one of our directors and our President and Chief Executive Officer is the principal shareholder of Great Lakes Downs, Inc.

ITEM 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

 The following Consolidated Financial Statements of Magna Entertainment Corp. for the year ended December 31, 1999 are included in Part II, Item 8 of this
 Report:

             Report of Independent Auditors
             Consolidated Balance Sheets
             Consolidated Statements of Operations and Comprehensive
                      Income (Loss)
             Consolidated Statements of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
             Notes to Consolidated Financial Statements
             Schedule III - Real estate and accumulated depreciation

FORM 8-KS


Magna Entertainment Corp. filed a current report on Form 8-K dated March 6, 2000 reporting its financial results for the year ended December 31, 1999

Magna Entertainment Corp. filed a current report on Form 8-K dated March 16, 2000 to file its Restated Certificate of Incorporation and General By-Law No. 2

EXHIBITS

Please refer to the exhibit index below.

                                   SIGNATURES

         Pursuant to the general requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated March 29, 2000

                                                     MAGNA ENTERTAINMENT CORP.



                                                    By:  /s/ Jerry D. Campbell
                                                       -----------------------
                                                           Jerry D. Campbell
                                                           President and Chief
                                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                        Title                                                          Date


/s/ Jerry D. Campbell
-------------------------------
Jerry D. Campbell                President and Chief Executive                                  March 29, 2000
                                 Officer and Director

/s/ David A. Mitchell
-------------------------------
David A. Mitchell                Executive Vice-President and                                   March 29, 2000
                                 Chief Financial Officer

/s/ James Bromby
-------------------------------
James Bromby                     Corporate Controller                                           March 29, 2000

/s/ William G. Davis
-------------------------------
William G. Davis                 Director                                                       March 29, 2000

/s/ Peter M. George
-------------------------------
Peter M. George                  Director                                                       March 29, 2000

/s/ Joseph W. Harper
-------------------------------
Joseph W. Harper                 Director                                                       March 29, 2000

/s/ J. Terrence Lanni
-------------------------------
J. Terrence Lanni                Director                                                       March 29, 2000

/s/ Edward C. Lumley
-------------------------------
Edward C. Lumley                 Director                                                       March 29, 2000






-------------------------------
Earle I. Mack                    Director                                                       March 29, 2000

/s/ James Nicol
-------------------------------
James Nicol                      Vice-Chairman and Director                                     March 29, 2000

/s/ Gino Roncelli
-------------------------------
Gino Roncelli                    Director                                                       March 29, 2000


-------------------------------
Andrew Stronach                  Director                                                       March 29, 2000


-------------------------------
Frank Stronach                   Chairman and Director                                          March 29, 2000

/s/ Ronald J. Volkman
-------------------------------
Ronald J. Volkman                Director                                                       March 29, 2000

-------------------------------
John C. York II                  Director                                                       March 29, 2000



                                  EXHIBIT INDEX

         Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to (1) our Registration Statement on Form S-1 originally filed on January 14- 2000 (File number 333-94791) and (2) documents previously filed by us with The Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.


Exhibit No.                     Description


3.1                             Restated Certificate of Incorporation(2)

3.2                             General By-Law No. 2(2)

10.1                            Asset Purchase Agreement dated as of November
                                13, 1998 between MI Developments (America) Inc.,
                                Meditrust Corporation, Meditrust Operating
                                Company, The Santa Anita Companies, Inc. and
                                Santa Anita Enterprises, Inc. together with assignment of interest from MI Developments
                                (America) Inc. to The Santa Anita Companies,
                                Inc.(1)

10.2                            Stock Purchase Agreement dated as of June 30,
                                1999 between Magna Entertainment Corp.. and
                                Gulfstream Park Racing Association Inc.(1)

10.3                            Stock Purchase Agreement dated as of October 21,
                                1999 between Magna Entertainment Corp., The
                                Edward J. DeBartolo Corporation and Oklahoma
                                Racing LLC (1)

10.4                            Stock Purchase Agreement dated as of November 5,
                                1999 between Magna Entertainment Corp. and
                                Ladbroke Racing Corporation (1)

10.5                            Exchangeable Share Support Agreement dated as of
                                February 14, 2000 among Magna Entertainment
                                Corp. and MEC Holdings (Canada) Inc.(1)

10.6 Voting and Exchange Agreement dated as of February 14, 2000 among Magna International
                                Inc., Magna Entertainment Corp. and MEC Holdings
                                (Canada) Inc.(1)

10.7                            Term Loan Credit Agreement dated as of November
                                15, 1999, as amended from time to time, between The Santa Anita Companies, Inc. and Wells Fargo
                                National Association (1)






10.8                            Revolving Credit Agreement dated as of November
                                15, 1999 between Los Angeles Turf Club,
                                Incorporated and Wells Fargo National Bank (1)

10.9                            Forebearance Agreement dated as of February 8,
                                2000 between Magna International Inc. and Magna
                                Entertainment Corp.(1)

10.10 Access Agreement dated as of March 1, 1999 between Magna International Inc. and Magna
                                Liegenschaftsverwaltungs-GmbH (1)

10.11                           Magna Entertainment Corp. Long-Term Incentive
                                Plan

10.12 Employment Agreement with Jerry D. Campbell dated January 1, 2000

10.13 Employment Agreement with David A. Mitchell dated November 26, 1999 (1)

10.14                           Employment Agreement with Lonny Powell dated
                                July 1, 1999

21.1                            Subsidiaries of the Registrant

23.1                            Consent of Ernst & Young LLP

                                       96