Form 10-Q
period 2000-03-31
MAGNA ENTERTAINMENT CORP
filed 2000-05-15
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended: March 31, 2000

                       Commission File Number: 000-30578
                                               ---------




                            MAGNA ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     Delaware, United States of America                                              98-0208374
-------------------------------------------                            ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)



              285 West Huntington Drive, Arcadia, California 91007
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (626) 574-7223
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ ]                        No [X]



The Registrant had 10,348,282 shares of Class A Subordinate Voting Stock outstanding as of May 12, 2000. In addition, as of May 12, 2000, there were 11,651,296 Exchangeable Shares of the Registrant's subsidiary MEC Holdings (Canada) Inc. issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock.

                           MAGNA ENTERTAINMENT CORP.
                   FORM 10-Q - QUARTER ENDED MARCH 31, 2000



PART I - FINANCIAL INFORMATION
                                                                                               Page

         Item 1.  Financial Statements                                                         4 to 11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                12 to 15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   15


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to an amended and restated asset purchase agreement dated as of January 31, 2000 among the Company, Great Lakes Downs, Inc. and Great Lakes Downs Cafe, Inc., the Company agreed to acquire the assets and assume approximately $9.3 million of liabilities of Great Lakes Downs racetrack in Muskegon, Michigan for a purchase price of $1.8 million. The purchase price for such assets was satisfied through the issuance of 267,416 shares of Class A Subordinate Voting stock of the Company in accordance with the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. This transaction was completed on February 29, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit 27.1       Financial Data Schedule


Reports on Form 8-K
-------------------

Date                            Item Reported
----                            -------------
March 6, 2000                   Press release announcing audited financial
                                results for the year ended December 31, 1999

March 16, 2000                  Restated Articles of Incorporation and
                                By-law No. 2




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    MAGNA ENTERTAINMENT CORP.
                                             (Registrant)




Date: May 15, 2000                  by: /s/ J. Brian Colburn
                                        --------------------------------
                                             J. Brian Colburn, Secretary

Item 1. Financial Statements
----------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands]
----------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,       December 31,
                                                                                                    2000               1999
----------------------------------------------------------------------------------------------------------------------------
                                                         ASSETS
----------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                                      56,860             58,412
   Accounts receivable                                                                            36,214             25,887
   Prepaid expenses and other                                                                      5,505              3,931
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  98,579             88,230
----------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                                     567,595            564,789
----------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                                100,229            100,967
----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                              6,367              6,367
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 772,770            760,353
============================================================================================================================
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                               3,591              7,259
   Accounts payable and other liabilities                                                         68,239             66,151
   Income taxes payable                                                                           11,490              7,554
   Long-term debt due within one year                                                             15,938             19,119
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  99,258            100,083
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                    24,349             19,506
----------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                          476                494
----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                             92,624             93,183
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinated Voting Stock                                                              61,700             11,500
   Exchangeable Shares                                                                            97,008            110,000
   Class B Stock                                                                                 394,093            429,455
Retained Earnings (Deficit)                                                                        9,549             (2,431)
Accumulated comprehensive loss                                                                    (6,287)            (1,437)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 556,063            547,087
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 772,770            760,353
============================================================================================================================


See accompanying condensed notes to the consolidated financial statements.

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands,
 except per share figures]
----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended

                                                                                                  March  31,      March 31,
                                                                                                        2000           1999
----------------------------------------------------------------------------------------------------------------------------
Revenue
Racetrack
  Wagering, net of purses                                                                             59,084         27,237
  Non-wagering                                                                                        17,958          9,228
Real estate                                                                                            3,700          3,442
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      80,742         39,907
----------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Racetrack
  Operating costs                                                                                     46,509         17,653
  General and administrative                                                                           3,318            954
Real estate
  Operating costs                                                                                      2,971          2,976
  General and administrative                                                                             239            228
Predevelopment and other costs                                                                         1,271              -
Depreciation and amortization                                                                          5,267          1,527
Interest expense                                                                                         210            329
Interest income                                                                                        (201)              -
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      59,584         23,667
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                            21,158         16,240
Income tax provision                                                                                   9,178          6,915
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            11,980          9,325
Other comprehensive loss:
  Foreign currency translation adjustment                                                              4,850          5,045
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                   7,130          4,280
============================================================================================================================

Earnings per share of Class A Subordinate Voting Stock, Class B Stock or
  Exchangeable Share:
      Basic                                                                                           $ 0.15         $ 0.12
      Fully diluted                                                                                   $ 0.15         $ 0.12
============================================================================================================================

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and
  Exchangeable Shares[in thousands]:
      Basic                                                                                           80,289         78,535
      Fully diluted                                                                                   80,289         78,535
============================================================================================================================


See accompanying condensed notes to the consolidated financial statements.

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands]
----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended

                                                                                                   March 31,      March 31,
                                                                                                        2000           1999
----------------------------------------------------------------------------------------------------------------------------
Cash provided from (used for):

OPERATING ACTIVITIES
Net income                                                                                            11,980          9,325
Items not involving current cash flows                                                                 4,998          1,893

----------------------------------------------------------------------------------------------------------------------------
                                                                                                      16,978         11,218
Changes in non-cash items related to operations                                                       (9,387)         3,210

----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by Operating Activities                                                          7,591         14,428
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
Acquisition of business                                                                               (1,770)             -
Real estate property and fixed asset additions                                                        (2,386)        (1,810)
Disposal of other assets                                                                                 700              -

----------------------------------------------------------------------------------------------------------------------------
    Net cash used for Investment Activities                                                           (3,456)        (1,810)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                                                              (3,554)        10,675
Repayment of long-term debt                                                                           (3,910)           (44)
Issue of Class A Subordinate Stock                                                                     1,846              -
Increase in note payable to Magna                                                                          -            477
Net contribution by Magna                                                                                  -        (12,120)

----------------------------------------------------------------------------------------------------------------------------
    Net cash used for Financing Activities                                                            (5,618)        (1,012)
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                                                                   (69)            (6)

----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  Equivalents during the period                                                                       (1,552)        11,600
Cash and cash equivalents, beginning of period                                                        58,412         17,503

----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                              56,860         29,103
============================================================================================================================


See accompanying condensed notes to the consolidated financial statements.

                            MAGNA ENTERTAINMENT CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Because of the seasonal nature of the Company's business, revenues and operating results for any interim quarter are not indicative of the revenues and operating results for the year and are not necessarily comparable with results for the corresponding period of the previous year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings as the Company normally earns a substantial portion of its net earnings in the first and second quarters of each year.

Stock-based compensation
------------------------

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25). Statement 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure requirements of Statement 123 but will continue to account for stock-based compensation under APB 25.

2. Business Acquisition

On February 29, 2000 the Company acquired the assets and assumed approximately $9.3 million of liabilities of Great Lakes Downs, Inc. racetrack in Muskegon, Michigan for a purchase price of $1.8 million. The purchase price was paid by issuance of 267,416 shares of Class A Subordinate Voting Stock.

The purchase price has been allocated to the assets and liabilities as follows:


Non-cash working capital                                                 (3,370)
Real estate properties and fixed assets                                  10,088
Other assets                                                              1,340
Debt                                                                     (6,287)
                                                                        -------
Net assets acquired and total
  purchase price, net of cash acquired                                    1,771
                                                                        =======

3. Debt

In the three months ended March 31, 2000 the Company completed the renegotiation of two credit facilities - a new $63 million three year term loan facility and the renewal of the $10 million revolving line of credit. Both credit facilities bear interest at rates ranging between Prime and LIBOR plus 2.2% per annum. At March 31, 2000, the Company had no borrowings against the two facilities.

4. Capital Stock

Changes in the Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the three months ended March 31, 2000 are shown in the following table (number of shares in the following table have been rounded to the nearest thousand):

                              Class A Subordinate        Exchangeable
                                 Voting Stock               Shares               Class B Stock
                             ---------------------   ---------------------   ------------------
                               Number of   Stated    Number of     Stated    Number of     Stated
                                shares      value       shares      value       shares      value
--------------------------------------------------------------------------------------------------
Issued and outstanding at
  December 31, 1999             1,663     11,500       14,823    110,000       63,712    429,455
Issued on acquisition of
  Great Lakes Downs on
  February 29, 2000               267      1,846           --         --           --         --
Conversion of Class B
  Stock to Class A
  Shares                        5,246     35,362           --         --       (5,246)   (35,362)
Conversion of Exchangeable
  Shares to Class A
    Shares                      1,751     12,992       (1,751)   (12,992)          --         --
--------------------------------------------------------------------------------------------------
Issued and outstanding
    at March 31, 2000           8,927     61,700       13,072     97,008       58,466    394,093
--------------------------------------------------------------------------------------------------

The Company has a Long-Term Incentive Plan (the Plan). Under the Plan the Company has granted non-qualifying options to certain directors and incentive stock options to certain senior executives to purchase share of the Company's Class A Subordinate Voting Stock at a price no less than the fair market value of the Class A Subordinate Voting Stock at the date of grant. The non-qualifying options vest over a four year period. The incentive stock options vest based on terms approved by the Company's Board of Directors.

At March 31, 2000, there were 1,140,000 options outstanding that were all granted during 2000. None of the stock options granted in 2000 were exercised or canceled during the three month period ended March 31, 2000. The exercise price of the stock options outstanding at March 31, 2000 ranged from $4.875 to $6.90 with a weighted average exercise price of $6.65.

There were 1,000,000 options exercisable at March 31, 2000 with a weighted average exercise price of $6.90.

The Company has adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock- based compensation issued to employees. The fair value of the Company's options was estimated utilizing prescribed valuation models and assumptions as of each grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the three month period ended March 31, 2000.

5. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                              Three months ended March 31,
                                                                 2000          1999
                                                              -------------------------

Net income                                                    $11,980,000   $ 9,325,000
                                                              ===========   ===========
Basic and diluted weighted average shares outstanding:
Class A Subordinate Voting Stock                                3,368,656             0
Class B Stock                                                  62,501,506    63,712,141
Exchangeable Shares                                            14,419,154    14,823,187
                                                              -----------   -----------
                                                               80,289,316    78,535,328
                                                              ===========   ===========


Basic net earnings per share                                  $      0.15   $      0.12
                                                              ===========   ===========
Diluted net earnings per share                                $      0.15   $      0.12
                                                              ===========   ===========

Outstanding stock options are not included in the computation of diluted net earnings per share as their effect is anti-dilutive.

6. Segment Information

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this standard.

The Company's reportable segments reflect the Company's significant operating activities that are evaluated separately by management. The company has two reportable segments: racetrack operations and real estate operations.

The accounting policies of the segments are the same as those described in the "Principles of Consolidation" in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The following summary presents key information by operating segment.

                             Three months ended March 31, 2000
------------------------------------------------------------------------------------------------
                                                            Racetrack   Real Estate
                                                           Operations   Operations        Total
------------------------------------------------------------------------------------------------
Revenue                                                     77,042         3,700        80,742
------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           21,440          (282)       21,158
------------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions             1,564           822         2,386
------------------------------------------------------------------------------------------------

                             Three months ended March 31, 1999
------------------------------------------------------------------------------------------------
                                                            Racetrack   Real Estate
                                                           Operations   Operations        Total
------------------------------------------------------------------------------------------------
Revenue                                                     36,465         3,442        39,907
------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           16,970          (730)       16,240
------------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions               792         1,018         1,810
------------------------------------------------------------------------------------------------

7. Commitments and contingencies

One of the Company's subsidiaries has been named as a defendant in a class action brought in a United States District Court by Gutwillig et al. The plaintiffs in this action claim unspecified compensatory and punitive damages, for resolution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II. As a result of the Reorganization, the Company acquired shares of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of this class action claim. An Austrian subsidiary of Magna International Inc has agreed to indemnify such subsidiary for any damages or expenses associated with this claim.

A subsidiary of Magna International Inc has agreed to indemnify the Company in respect of environmental remediation costs and expenses relating to existing conditions in certain of the Company's Austrian real estate properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS:

Information set forth in this discussion and analysis contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The reader is cautioned that these statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial condition to differ materially. Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: the impact of competition from operators of other racetracks and from other forms of gaming (including from Internet and on-line wagering); a substantial change in law or regulations affecting our gaming activities; a substantial change in allocation of live racing days; our continued ability to effectively compete for the country's top horses and trainers necessary to field high-quality horse racing; our continued ability to complete expansion projects designed to generate new revenues and attract new patrons; our ability to sell some of our real estate when we need to or at a price we want; the impact of inclement weather; and our ability to integrate recent racetrack acquisitions.

Overview

We operate horse racetracks and wagering operations and media sports wagering operations, and are currently considering developing telephone account, interactive television and Internet-based wagering operations, as well as leisure and retail-based real estate projects on the land surrounding some of our racetracks. We also own a real estate portfolio which includes a gated residential community currently under development, two golf courses and related recreational facilities, and other real estate. We are considering a number of options with respect to the two golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions or outright sale. We intend gradually to sell the balance of our real estate portfolio in order to provide capital to be used in our business.

Racetrack operations

On February 29, 2000, we acquired the assets and assumed approximately $9.3 million of liabilities of Great Lakes Downs racetrack in Muskegon, Michigan for a purchase price of $1.8 million, payable by the issuance of 267,416 shares of our Class A Subordinate Voting Stock. The Great Lakes Downs racetrack began operations in January 1999 and offers a total of 134 live racing days beginning in April and ending in November of each year.

Because of the seasonal nature of our racetrack business, revenues and operating results for any interim quarter will not be indicative of the revenues and operating results for the year. Our live racing schedule also dictates that we will earn a substantial portion of our net earnings in the first quarter of each year, which is when The Santa Anita Park Meet and the annual meet at Gulfstream Park occur. Historically our second quarter of each year has the second largest net earnings of each year, when the larger of the two annual meets at Golden Gate Fields occurs.

Real estate operations

Following the initiation in the first quarter of a disposition plan for the Company's excess properties, the Company has entered into sales agreements for properties which will provide proceeds of approximately $14.0 million in the second and third quarter. No properties were sold in the first quarter.

Results of Operations

         Racetrack operations

Revenues, which are shown net of purses, from our racetrack operations were $77.0 million for the three months ended March 31, 2000. The revenues were primarily earned from Santa Anita Park and Gulfstream Park, both racetracks having their largest meets in the first quarter. As Santa Anita Park was the only track owned in the first quarter of 1999, our total revenues from racetrack operations in the comparable 1999 period were from Santa Anita Park and totaled $36.5 million.

In the three months ended March 31, 2000, our share of total pari-mutuel wagering revenues, net of purses, for our racetracks was $59.0 million and non-wagering revenues were $18.0 million. The major components of our non-wagering revenues for the three months ended March 31, 2000 were admission related revenues of $8.3 million (comprising primarily admissions, parking, and program sales) and food and beverage sales of $4.8 million, collectively 73% of total non-wagering revenues.

Racetrack costs and expenses, before depreciation and interest, were $49.8 million for the three months ended March 31, 2000. The major components of our costs and expenses, before depreciation and interest, were payroll costs ($23.8 million) and marketing and advertising costs ($6.4 million) representing approximately 61% of our total costs.

         Real estate operations

Revenues from our real estate operations were $3.7 million for the three months ended March 31, 2000 compared to $3.4 million for the three months ended March 31, 1999. The increase is primarily attributable to the inclusion of $0.4 million in revenue related to Magna International Inc's access fee agreement with Fontana Sports which commenced March 1, 1999.

Real estate costs and expenses were $3.2 million for the three months ended March 31, 2000 and for the three months ended March 31, 1999.

         Predevelopment and other costs

Predevelopment and other costs were $1.3 million for the three months ended March 31, 2000. These costs include consultants' fees associated with feasibility studies, construction designs, market analysis, site models and alternative site investigations, and were incurred on our racetrack sites and some land sites in Europe.

         Depreciation and amortization

Depreciation and amortization increased by $3.7 million to $5.3 million for the three months ended March 31, 2000, primarily as a result of depreciation related to our acquisitions of San Luis Rey Downs on May 1, 1999, Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999, Golden Gate Fields on December 10, 1999 and Great Lakes Downs on February 29, 2000.

         Income tax provision

We recorded an income tax provision of $9.2 million on pre-tax income of $21.2 million for the three months ended March 31, 2000 compared to an expense of $6.9 million on a pre-tax income of $16.2 million for the three months ended March 31, 1999. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement. The benefit of our losses of our other operations have not been recognized for accounting purposes.

Liquidity and Capital Resources

At March 31, 2000, we had cash and cash equivalents, net of restricted cash, of $36.0 million and total shareholder's equity of $556.1 million.

In the first quarter we successfully completed the renegotiation of two credit facilities for two of our subsidiaries, The Santa Anita Companies, Inc. and the Los Angeles Turf Club, Inc. These credit facilities consist of a new $63.0 million three year term loan facility and the renewal of the $10.0 million revolving operating line of credit, both of which would bear interest at rates ranging between the U.S. Prime Rate and LIBOR plus 2.2% per annum.

For the three months ended March 31, 2000 we incurred capital expenditures of approximately $2.4 million. We currently anticipate capital expenditures of approximately $40.0 million during the year ending December 31, 2000. The capital expenditures relate to normal ongoing capital improvements to the racetracks of approximately $10.0 million and extraordinary capital improvements of approximately $11.0 million required to Santa Anita Park and Golden Gate Fields related to commitments made on acquisition. In addition, approximately $15.0 million is anticipated for the completion of the Aurora golf course and infrastructure and holding costs of adjacent lands, and approximately $4.0 million for infrastructure and holding costs of other properties.

         Operating activities

Cash provided by operations was $7.6 million and $14.4 million for the three months ended March 31, 2000 and 1999. Cash provided by operations in the three months ended March 31, 2000 is primarily a result of cash generated by our Santa Anita Park and Gulfstream Park operations, offset by cash usages at our other operations. For three months ended March 31, 1999 the cash provided from operations arose primarily from our Santa Anita Park operations.

         Investing activities

Cash used in investing activities was $3.4 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively.

During the three months ended March 31, 2000, $1.8 million was used for the acquisition of Great Lakes Downs and $2.4 million was spent on real estate property additions at various locations throughout the Company.
         Financing activities

Cash used for financing activities was $5.6 million for the three months ended March 31, 2000. During this period $3.6 million was used to draw down the Company's bank indebtedness and $3.9 million was used to repay portions of the Company's long-term debt. For the three months ended March 31, 1999, cash used for financing activities was $1.0 million.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

No material changes since year-end.

                               INDEX TO EXHIBITS

Exhibit Number                 Description of Exhibit
--------------                 ----------------------

27.1                           Financial Data Schedule

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                      56,860,000
[SECURITIES]                                         0
[RECEIVABLES]                               36,214,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                            98,579,000
[PP&E]                                     612,651,000
[DEPRECIATION]                            (45,056,000)
[TOTAL-ASSETS]                             772,770,000
[CURRENT-LIABILITIES]                       99,258,000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    61,700,000
[OTHER-SE]                                 494,363,000
[TOTAL-LIABILITY-AND-EQUITY]               772,770,000
[SALES]                                              0
[TOTAL-REVENUES]                            80,742,000
[CGS]                                                0
[TOTAL-COSTS]                               53,037,000
[OTHER-EXPENSES]                             6,538,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               9,000
[INCOME-PRETAX]                             21,158,000
[INCOME-TAX]                                 9,178,000
[INCOME-CONTINUING]                         11,980,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                11,980,000
[EPS-BASIC]                                        .15
[EPS-DILUTED]                                      .15