Form 10-Q
period 2000-06-30
MAGNA ENTERTAINMENT CORP
filed 2000-08-15
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended: June 30, 2000

                       Commission File Number: 000-30578
                                              -----------



                           MAGNA ENTERTAINMENT CORP.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


     Delaware, United States of America           98-0208374
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


             285 West Huntington Drive, Arcadia, California 91007
-------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (626) 574-7223
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]     No [_]

The Registrant had 13,731,168 shares of Class A Subordinate Voting Stock outstanding as of August 11, 2000. In addition, as of August 11, 2000, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary MEC Holdings (Canada) Inc. issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock.

                           MAGNA ENTERTAINMENT CORP.
                    FORM 10-Q - QUARTER ENDED JUNE 30, 2000

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                                                           Page
     Item 1.   Financial Statements                                                                      4 to 11

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                             12 to 16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 16


PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Not applicable

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM           5.  OTHER INFORMATION

Not applicable

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit 27.1   Financial Data Schedule

Reports on Form 8-K
-------------------

Date                 Item Reported
----                 -------------
May 15, 2000         Press release announcing unaudited financial results for
                     the three month period ended March 31, 2000

May 17, 2000         Press release announcing the acquisition of Bay Meadows
                     Racecourse in California

June 6, 2000         Interim Financial Report to Shareholders for the second
                     quarter of 2000


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           MAGNA ENTERTAINMENT CORP.
                                                  (Registrant)




Date: August 14, 2000                      by: /s/ J. Brian Colburn
                                               ---------------------------------
                                                     J. Brian Colburn, Secretary

Item 1. Financial Statements
----------------------------

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands,
 except per share figures]
--------------------------------------------------------------------------------

                                                                       Three months ended              Six months ended
                                                                    June  30,        June 30,      June  30,       June 30,
                                                                      2000            1999           2000           1999
--------------------------------------------------------------- -------------- --------------- -------------- --------------
Revenue
Racetrack
  Wagering, net of purses                                              27,886          11,029         86,970         38,266
  Non-wagering                                                         12,374           6,704         30,332         15,932
Real estate
  Sale of real estate                                                   8,269               -          8,269              -
  Rental and other                                                      5,299           3,062          8,999          6,504
--------------------------------------------------------------- -------------- --------------- -------------- --------------
                                                                       53,828          20,795        134,570         60,702
--------------------------------------------------------------- -------------- --------------- -------------- --------------
Costs and expenses
Racetrack
  Operating costs                                                      29,435          15,935         75,944         33,588
  General and administrative                                            3,759             969          7,077          1,923
Real estate
  Cost of real estate sold                                              5,914               -          5,914              -
  Operating costs                                                       4,178           3,110          7,160          6,086
  General and administrative                                              240             198            468            426
Predevelopment and other costs                                          1,170               -          2,441              -
Depreciation and amortization                                           4,685           1,507          9,952          3,034
Interest expense                                                          209             380            419            709
Interest income                                                          (253)            (60)          (454)           (60)
--------------------------------------------------------------- -------------- --------------- -------------- --------------
                                                                       49,337          22,039        108,921         45,706
--------------------------------------------------------------- -------------- --------------- -------------- --------------
Income (loss) before income taxes                                       4,491         (1,244)         25,649         14,996
Income tax provision (benefit)                                          1,739             (9)         10,917          6,906
--------------------------------------------------------------- -------------- --------------- -------------- --------------
Net income (loss)                                                       2,752         (1,235)         14,732          8,090
Other comprehensive loss:
  Foreign currency translation adjustment                               1,479           2,277          6,329          7,322
--------------------------------------------------------------- -------------- --------------- -------------- --------------
Comprehensive income (loss)                                             1,273         (3,512)          8,403            768
=============================================================== ============== =============== ============== ==============

Earnings (loss) per share of Class A Subordinate
  Voting Stock, Class B Stock or Exchangeable Share:
      Basic                                                            $ 0.03         $(0.02)         $ 0.18         $ 0.10
      Diluted                                                          $ 0.03         $(0.02)         $ 0.18         $ 0.10
=============================================================== ============== =============== ============== ==============

Average number of shares of Class A Subordinate
  Voting Stock, Class B Stock and Exchangeable
  Shares[in thousands]:
      Basic                                                            80,466          78,535         80,377         78,535
      Diluted                                                          80,466          78,535         80,377         78,535
=============================================================== ============== =============== ============== ==============

See accompanying condensed notes to the consolidated financial statements.

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
[Unaudited]

[United States dollars in thousands]

--------------------------------------------------------------------------------

                                                                         Three months ended              Six months ended
                                                                     June 30,        June 30,       June 30,       June 30,
                                                                       2000            1999           2000           1999
--------------------------------------------------------------- -------------  --------------  -------------  -------------
Cash provided from (used for):

OPERATING ACTIVITIES
Net income                                                              2,752          (1,235)        14,732          8,090
Items not involving current cash flows                                  2,304           1,831          7,302          3,724

--------------------------------------------------------------- -------------  --------------  -------------  -------------
                                                                        5,056             596         22,034         11,814
Changes in non-cash items related to operations                        (2,671)        (13,652)       (25,951)       (10,442)

--------------------------------------------------------------- -------------  --------------  -------------  -------------
    Net cash provided from (used for) Operating                         2,385         (13,056)        (3,917)         1,372
    Activities
--------------------------------------------------------------- -------------  --------------  -------------  -------------
INVESTMENT ACTIVITIES
Acquisition of business                                                     -          (6,375)        (1,770)        (6,375)
Real estate property and fixed asset additions                         (6,381)         (5,348)        (8,767)        (7,158)
Proceeds on sale of real estate                                         8,269               -          8,269              -
Proceeds (cost) on real estate sold to Magna                            6,147               -          6,147              -
Other assets disposals (additions)                                      1,049               -          1,749              -

--------------------------------------------------------------- -------------  --------------  -------------  -------------
    Net cash provided from (used for) Investing
    Activities                                                          9,084         (11,087)         5,628       (13,533)
--------------------------------------------------------------- -------------  --------------  -------------  -------------
FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                                1,498         (12,722)        (2,056)        (2,047)
Repayment of long-term debt                                            (2,857)            (60)        (6,767)          (104)
Issue of Class A Subordinate Stock                                          -               -          1,846              -
Contributed capital, net of tax                                         1,352               -          1,352              -
Increase in note payable to Magna                                           -          23,869              -         24,346
Net contribution by Magna                                                   -               -              -        (12,120)

--------------------------------------------------------------- -------------  --------------  -------------  -------------
    Net cash provided from (used for) Financing
    Activities                                                             (7)         11,087         (5,625)       (10,075)
--------------------------------------------------------------- -------------  --------------  -------------  -------------
Effect of exchange rate changes on cash
   and cash equivalents                                                    14              (1)           (55)            (7)

--------------------------------------------------------------- -------------  --------------  -------------  -------------
Net increase (decrease) in cash and cash
  equivalents during the period                                        11,476         (13,693)        (3,969)        (2,093)
Cash and cash equivalents, beginning of period                         35,215          29,103         50,660         17,503

--------------------------------------------------------------- -------------  --------------  -------------  -------------
Cash and cash equivalents, end of period                               46,691          15,410         46,691         15,410
=============================================================== =============  ==============  =============  =============

See accompanying condensed notes to the consolidated financial statements.

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands]
-------------------------------------------------------------------------------

                                                                                                June 30,       December 31,
                                                                                                    2000               1999
----------------------------------------------------------------------------------------------------------------------------
                                                          ASSETS

----------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                                      46,691             50,660
   Restricted cash                                                                                 6,915              7,752
   Accounts receivable                                                                            32,032             25,887
   Prepaid expenses and other                                                                      4,337              3,931
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  89,975             88,230
----------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                                     557,356            564,789
----------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                                 97,559            100,967
----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                              6,367              6,367
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 751,257            760,353
============================================================================================================================
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                               5,079              7,259
   Accounts payable and other liabilities                                                         44,909             66,151
   Income taxes payable                                                                           12,131              7,554
   Long-term debt due within one year                                                             12,919             19,119
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  75,038            100,083
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                    24,478             19,506
----------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                          437                494
----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                             92,616             93,183
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinated Voting Stock                                                              85,310             11,500
   Exchangeable Shares                                                                            73,398            110,000
   Class B Stock                                                                                 394,093            429,455
Contributed surplus                                                                                1,352                  -
Retained earnings (deficit)                                                                       12,301             (2,431)
Accumulated comprehensive loss                                                                    (7,766)            (1,437)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 558,688            547,087
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 751,257            760,353
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

                           MAGNA ENTERTAINMENT CORP.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

The purchase price has been allocated to the assets and liabilities as follows (in thousands):

Non-cash working capital                                      $ (3,370)
Real estate properties and fixed assets                         10,088
Other assets                                                     1,340
Debt                                                            (6,280)
                                                              --------
Net assets acquired and total
  purchase price, net of cash acquired                        $  1,770
                                                              ========

3. Debt

In March 2000 the Company completed the renegotiation of two credit facilities - a new $63 million three year term loan facility and the renewal of the $10 million revolving line of credit. Both credit facilities bear interest at rates ranging between Prime and LIBOR plus 2.2% per annum. At June 30, 2000, the Company had no borrowings outstanding on these two facilities.

4. Capital Stock

Changes in Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the six months ended June 30, 2000 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                            Class A Subordinate        Exchangeable
                               Voting Stock               Shares              Class B Stock
                          ---------------------   ---------------------   --------------------
                           Number of     Stated    Number of     Stated    Number of    Stated
                              shares      value       shares      value       shares     value
----------------------------------------------------------------------------------------------------------------
                                           $                       $                      $
Issued and outstanding at
       December 31, 1999       1,663     11,500       14,823    110,000       63,712   429,455
Issued on acquisition of
       Great Lakes Downs on
       February 29, 2000         268      1,846           --         --           --        --
Conversion of Class B
       Stock to Class A
       Shares                  5,246     35,362           --         --       (5,246)  (35,362)
Conversion of Exchangeable
       Shares to Class A
       Shares                  4,932     36,602       (4,932)   (36,602)          --        --
----------------------------------------------------------------------------------------------------------------
Issued and outstanding
    at June 30, 2000          12,109     85,310        9,891     73,398       58,466   394,093
----------------------------------------------------------------------------------------------------------------

The Company has a Long-Term Incentive Plan (the Plan). Under the Plan the Company has granted non-qualifying options to certain directors and incentive stock options to certain senior executives to purchase shares of the Company's Class A Subordinate Voting Stock at a price no less than the fair market value of the Class A Subordinate Voting Stock at the date of grant. The non-qualifying options vest over a three-year period. The incentive stock options vest based on terms approved by the Company's Board of Directors.

At June 30, 2000, there were 1,140,000 options outstanding that were all granted during 2000. None of the stock options granted in 2000 were exercised or canceled during the six month period ended June 30, 2000. The exercise price of the stock options outstanding at June 30, 2000 ranged from $4.875 to $6.90 with a weighted average exercise price of $6.65.

There were 250,000 options exercisable at June 30, 2000 with an exercise price of $6.90.

The Company has adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock based compensation issued to employees. The fair value of the Company's options was estimated utilizing prescribed valuation models and assumptions as of each grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the six-month period ended June 30, 2000.

5. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share amounts):

                                                                            Three Months Ended June 30,
                                                                                2000             1999
---------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                            $ 2,752         $ (1,235)
---------------------------------------------------------------------------------------------------------------

Basic & Diluted Weighted Average Shares Outstanding:
       Class A Subordinate Voting Stock                                       10,518               --
       Class B Stock                                                          58,466           63,712
       Exchangeable Shares                                                    11,482           14,823
---------------------------------------------------------------------------------------------------------------

                                                                              80,466           78,535
---------------------------------------------------------------------------------------------------------------


Basic Earnings (Loss) Per Share                                               $ 0.03          $ (0.02)
---------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share                                             $ 0.03          $ (0.02)
---------------------------------------------------------------------------------------------------------------

                                                                            Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                                              2000             1999
---------------------------------------------------------------------------------------------------------------

Net Income                                                                $ 14,732          $ 8,090
---------------------------------------------------------------------------------------------------------------

Basic & Diluted Weighted Average Shares Outstanding:
       Class A Subordinate Voting Stock                                      6,943               --
       Class B Stock                                                        60,484           63,712
       Exchangeable Shares                                                  12,950           14,823
---------------------------------------------------------------------------------------------------------------

                                                                            80,377           78,535
---------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                                                    $ 0.18           $ 0.10
---------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share                                       $ 0.18   $ 0.10
--------------------------------------------------------------------------------
Outstanding stock options are not included in the computation of diluted net earnings per share as their effect is anti-dilutive.

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

The following summary presents key information by operating segment (in thousands):

                                        Three months ended June 30, 2000
                                                            Racetrack     Real Estate
                                                           Operations     Operations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $ 40,260      $ 13,568         $ 53,828
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  $  2,076      $  2,415         $  4,491
------------------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
   net additions (disposals)                                $  3,634      $ (9,314)        $ (5,680)
------------------------------------------------------------------------------------------------------------------------------------
                                        Three months ended June 30, 1999
                                                            Racetrack     Real Estate
                                                           Operations     Operations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                    $  17,733      $  3,062         $ 20,795
------------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                   $     (71)     $ (1,173)        $ (1,244)
------------------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
   net additions (disposals)                               $   2,983      $  2,365         $  5,348
------------------------------------------------------------------------------------------------------------------------------------
                                        Six months ended June 30, 2000
                                                            Racetrack     Real Estate
                                                           Operations     Operations          Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 117,302      $ 17,268        $ 134,570
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 $  23,516      $  2,133        $  25,649
------------------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
------------------------------------------------------------------------------------------------------------------------------------

   net additions (disposals)                               $   5,198      $ (8,492)       $  (3,294)
------------------------------------------------------------------------------------------------------------------------------------

                                           Six months ended June 30, 1999
                                                            Racetrack   Real Estate
                                                           Operations   Operations        Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 54,198       $  6,504      $ 60,702
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          $ 16,899       $ (1,903)     $ 14,996
------------------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
   net additions (disposals)                               $  3,775       $  3,383      $  7,158
------------------------------------------------------------------------------------------------------------------------------------

7. Related Party Transactions

During the three months ended June 30, 2000, certain real estate properties were sold to wholly owned subsidiaries of Magna International Inc ("Magna"). Proceeds of $8.0 million were received on the sale of these properties. Due to the related party nature of the transactions, the gain on sale, net of taxes, was recorded as a contribution to equity.

8. Commitments and contingencies

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

Overview

We operate horse racetracks and wagering operations and media sports wagering operations, and are currently considering developing telephone account, interactive television and Internet-based wagering operations, as well as leisure and retail-based real estate projects on the land surrounding some of our racetracks. We also own a real estate portfolio that includes a gated residential community currently under development, two golf courses and related recreational facilities, and other real estate. We are considering a number of options with respect to the two golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions or outright sale. We intend gradually to sell the balance of our real estate portfolio in order to provide capital to be used in our business.

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

Real estate operations

Following the initiation of a disposition plan for the Company's excess properties, net proceeds of $8.3 million were received during the second quarter. In addition a further $8.0 million was received on real estate sold to a related party. For financial statement purposes, the gain on real estate sales are reported, net of tax, as a contribution to equity. In total, the Company's real estate sales generated $4.3 million in excess of the historical cost of the properties sold. Furthermore, the Company has entered into sales agreements for properties that will provide anticipated proceeds of approximately $20.0 million in the third and fourth quarters.

Results of Operations

Six months ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Racetrack operations

Revenues from our racetrack operations were $117.3 million for the six months ended June 30, 2000. The revenues were primarily earned from Santa Anita Park, Gulfstream Park and Golden Gate Fields, with Santa Anita Park ending their meet during the latter half of April and operating as an inter-track wagering site and Golden Gate Fields running their meet through most of the second quarter. As Santa Anita Park was the only track owned in the first half of 1999, our total revenues from racetrack operations in the comparable 1999 period were from Santa Anita Park and totaled $54.2 million.

In the six months ended June 30, 2000, our share of total pari-mutuel wagering revenues for our racetracks was $87.0 million and non-wagering revenues were $30.3 million. The major components of our non-wagering revenues for the six months ended June 30, 2000 were admission related revenues of $13.1 million (comprising primarily admissions, parking, and program sales) and food and beverage sales of $9.7 million, collectively 75% of total non-wagering revenues.

Racetrack costs and expenses, before depreciation and interest, were $83.0 million for the six months ended June 30, 2000. The major component of our costs and expenses, before depreciation and interest, was payroll costs ($43.7 million) representing approximately 53% of our total costs.

         Real estate operations

Net proceeds on sale of real estate were $8.3 million for the six months ended June 30, 2000. Total proceeds received of $16.3 million included the cost of real estate sold to a related party of $6.1 and $1.9 million (less tax) which was recorded as a capital contribution. Revenues from our real estate rental and other operations were $9.0 million for the six months ended June 30, 2000 compared to $6.5 million for the six months ended June 30, 1999.

Real estate costs and expenses were $7.6 million for the six months ended June 30, 2000 and $6.5 million for the six months ended June 30, 1999.


         Predevelopment and other costs

Predevelopment and other costs were $2.4 million for the six months ended June 30, 2000. These costs include consultants' fees associated with feasibility studies, construction designs, market analysis, site models and alternative site investigations, and were incurred on our racetrack sites and land sites in Europe.

         Depreciation and amortization

Depreciation and amortization increased by $7.0 million to $10.0 million for the six months ended June 30, 2000, primarily as a result of depreciation related to our acquisitions of Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999, Golden Gate Fields on December 10, 1999 and Great Lakes Downs on February 29, 2000.

         Income tax provision

We recorded an income tax provision of $10.9 million on pre-tax income of $25.6 million for the six months ended June 30, 2000 compared to an income tax provision of $6.9 million on pre-tax income of $15.0 million for the six months ended June 30, 1999. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement.

Three months ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Racetrack operations

Revenues from our racetrack operations were $40.3 million for the three months ended June 30, 2000. The revenues were primarily earned from Santa Anita Park and Golden Gate Fields, with Santa Anita Park ending their meet during the latter half of April and operating as an inter-track wagering site and Golden Gate Fields running their meet through most of the second quarter. As Santa Anita Park was the only track owned in the second quarter of 1999, our total revenues from racetrack operations in the comparable 1999 period were from Santa Anita Park and totaled $17.7 million.

In the three months ended June 30, 2000, our share of total pari-mutuel wagering revenues for our racetracks was $27.9 million and non-wagering revenues were $12.4 million. The major components of our non-wagering revenues for the three months ended June 30, 2000 were admission related revenues of $4.9 million (comprising primarily admissions, parking, and program sales) and food and beverage sales of $4.8 million, collectively 78% of total non-wagering revenues.

Racetrack costs and expenses, before depreciation and interest, were $33.2 million for the three months ended June 30, 2000. The major component of our costs and expenses, before depreciation and interest, was payroll costs ($19.9 million) representing approximately 60% of our total costs.


         Real estate operations

Net proceeds on sale of real estate were $8.3 million for the three months ended June 30, 2000. Total proceeds received of $16.3 million included the cost of real estate sold to a related party of $6.1 and $1.9 million (less tax) which was recorded as a capital contribution. Revenues from our real estate rental and other operations were $5.3 million for the three months ended June 30, 2000 compared to $3.1 million for the three months ended June 30, 1999.

Real estate costs and expenses were $4.4 million for the three months ended June 30, 2000 and $3.3 million for the three months ended June 30, 1999.

         Predevelopment and other costs

Predevelopment and other costs were $1.2 million for the three months ended June 30, 2000. These costs include consultants' fees associated with feasibility studies, construction designs, market analysis, site models and alternative site investigations, and were incurred on our racetrack sites and land sites in Europe.

         Depreciation and amortization

Depreciation and amortization increased by $3.2 million to $4.7 million for the three months ended June 30, 2000, primarily as a result of depreciation related to our acquisitions of Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999, Golden Gate Fields on December 10, 1999 and Great Lakes Downs on February 29, 2000.

         Income tax provision

We recorded an income tax provision of $1.7 million on pre-tax income of $4.5 million for the three months ended June 30, 2000 compared to no tax provision on a pre-tax loss of $1.2 million for the three months ended June 30, 1999. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement.

Liquidity and Capital Resources

At June 30, 2000, we had cash and cash equivalents of $46.7 million and total shareholder's equity of $558.7 million.

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

For the six months ended June 30, 2000 we incurred capital expenditures of approximately $8.8 million. We currently anticipate capital expenditures of approximately $52.5 million during the year ending December 31, 2000. The capital expenditures relate to normal ongoing capital improvements to the racetracks of approximately $11.1 million, extraordinary capital improvements of approximately $11.0 million required to Santa Anita Park and Golden Gate Fields related to commitments made on acquisition and $5.2 million on new racetrack related projects. In addition, approximately $14.9 million is anticipated for the completion of the Aurora golf course and infrastructure and holding costs of adjacent lands, and approximately $5.3 million for infrastructure and holding costs of other properties. Finally, $5.0 million will be expended during the year on interactive television account wagering, Internet and broadcast initiatives.

         Operating activities

Cash used for operations was $3.9 million for the six months ended June 30, 2000 and cash provided from operations was $1.4 million for the six months ended June 30, 1999. Cash used for operations in the six months ended June 30, 2000 is primarily a result of cash used in reducing our current liabilities offset by cash generated by Golden Gate Fields, Gulfstream Park and Santa Anita Park operations.

         Investing activities

Cash provided by investing activities was $5.6 million for the six months ended June 30, 2000 and cash used for investing activities was $13.5 million for the six months ended June 30, 1999. Total investing activities for the six months ended June 30, 2000 included proceeds on disposition of real estate of $8.3 million and the cost of real estate sold to a related party of $6.1 million, offset by fixed asset additions of $8.8 million.

         Financing activities

Cash used for financing activities netted to approximately $5.6 million for the six months ended June 30, 2000. During this period the Company's bank indebtedness decreased by $2.1 million and there were repayments of long-term debt netting to $6.8 million. This was offset by a contribution of capital of $1.4 million due to a gain realized on a sale of real estate to a related party and an issue of stock of $1.8 million. For the six months ended June 30, 1999, cash used for financing activities was $10.1 million and was comprised of an increase in payables to Magna International Inc. of $24.3 million offset by a contribution by Magna of $12.1 million and a decrease in bank indebtedness of $2.1 million.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

No material changes since year-end.

INDEX TO EXHIBITS

Exhibit Number                 Description of Exhibit
--------------                 ----------------------

27.1                           Financial Data Schedule

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             APR-01-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                      46,691,000
[SECURITIES]                                         0
[RECEIVABLES]                               32,032,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                            89,975,000
[PP&E]                                     559,413,000
[DEPRECIATION]                             (2,057,000)
[TOTAL-ASSETS]                             751,257,000
[CURRENT-LIABILITIES]                       75,038,000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    85,310,000
[OTHER-SE]                                 473,378,000
[TOTAL-LIABILITY-AND-EQUITY]               751,257,000
[SALES]                                              0
[TOTAL-REVENUES]                            53,828,000
[CGS]                                                0
[TOTAL-COSTS]                               43,526,000
[OTHER-EXPENSES]                             5,855,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (44,000)
[INCOME-PRETAX]                              4,491,000
[INCOME-TAX]                                 1,739,000
[INCOME-CONTINUING]                          2,752,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 2,752,000
[EPS-BASIC]                                       0.03
[EPS-DILUTED]                                     0.03