Form 10-Q/A
period 2000-06-30
MAGNA ENTERTAINMENT CORP
filed 2000-08-21
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q/A

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

Exhibit 27.1   Financial Data Schedule

Reports on Form 8-K
-------------------

Date                 Item Reported
----                 -------------
May 15, 2000         Press release announcing unaudited financial results for
                     the three month period ended March 31, 2000

May 17, 2000         Press release announcing the acquisition of Bay Meadows
                     Racecourse in California

June 6, 2000         Interim Financial Report to Shareholders for the first
                     quarter of 2000


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
[United States dollars in thousands]
-------------------------------------------------------------------------------

                                                                                                June 30,       December 31,
                                                                                                    2000               1999
----------------------------------------------------------------------------------------------------------------------------
                                                          ASSETS

----------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                                      46,691             50,660
   Restricted cash                                                                                 6,915              7,752
   Accounts receivable                                                                            32,032             25,887
   Prepaid expenses and other                                                                      4,337              3,931
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  89,975             88,230
----------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                                     557,356            564,789
----------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                                 97,559            100,967
----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                              6,367              6,367
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 751,257            760,353
============================================================================================================================
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                               5,079              7,259
   Accounts payable and other liabilities                                                         44,909             66,151
   Income taxes payable                                                                           12,131              7,554
   Long-term debt due within one year                                                             12,919             19,119
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  75,038            100,083
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                    24,478             19,506
----------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                          437                494
----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                             92,616             93,183
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinate Voting Stock                                                               85,310             11,500
   Exchangeable Shares                                                                            73,398            110,000
   Class B Stock                                                                                 394,093            429,455
Contributed surplus                                                                                1,352                  -
Retained earnings (deficit)                                                                       12,301             (2,431)
Accumulated comprehensive loss                                                                    (7,766)            (1,437)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 558,688            547,087
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 751,257            760,353
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
----------------------------------------------------------------------------------------------------------------

The Company has a Long-Term Incentive Plan (the Plan). Under the Plan the Company has granted non-qualifying options to certain directors and incentive stock options to certain senior executives to purchase shares of the Company's Class A Subordinate Voting Stock at a price no less than the fair market value of the Class A Subordinate Voting Stock at the date of grant. The non-qualifying options vest over a four-year period. The incentive stock options vest based on terms approved by the Company's Board of Directors.

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

Real estate operations

Following the initiation of a disposition plan for the Company's excess properties, net proceeds of $8.3 million were received during the second quarter. In addition a further $8.0 million was received on real estate sold to a related party. For financial statement purposes, the gain on real estate sales from the related party are reported, net of tax, as a contribution to equity. In total, the Company's real estate sales generated $4.3 million in excess of the historical cost of the properties sold. Furthermore, the Company has entered into sales agreements for properties that will provide anticipated proceeds of approximately $20.0 million in the third and fourth quarters.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

No material changes since year-end.

INDEX TO EXHIBITS

Exhibit Number                 Description of Exhibit
--------------                 ----------------------

27.1                           Financial Data Schedule

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             APR-01-2000
[PERIOD-END]                               JUN-30-2000
[EXCHANGE-RATE]                                      1
[CASH]                                      46,691,000
[SECURITIES]                                         0
[RECEIVABLES]                               32,032,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                            89,975,000
[PP&E]                                     559,413,000
[DEPRECIATION]                             (2,057,000)
[TOTAL-ASSETS]                             751,257,000
[CURRENT-LIABILITIES]                       75,038,000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    85,310,000
[OTHER-SE]                                 473,378,000
[TOTAL-LIABILITY-AND-EQUITY]               751,257,000
[SALES]                                              0
[TOTAL-REVENUES]                            53,828,000
[CGS]                                                0
[TOTAL-COSTS]                               43,526,000
[OTHER-EXPENSES]                             5,855,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (44,000)
[INCOME-PRETAX]                              4,491,000
[INCOME-TAX]                                 1,739,000
[INCOME-CONTINUING]                          2,752,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 2,752,000
[EPS-BASIC]                                       0.03
[EPS-DILUTED]                                     0.03