Form 10-Q
period 2000-09-30
MAGNA ENTERTAINMENT CORP
filed 2000-11-14
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period Ended: September 30, 2000

                     Commission File Number:  000-30578
                                             -----------




                           MAGNA ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

       Delaware, United States of America                                                  98-0208374
-------------------------------------------                                           ----------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


    2001 Wilshire Boulevard, Suite 400, Santa Monica, California, USA 90403
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)



                                (310) 829-9907
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]           No [_]



The Registrant had 14,147,035 shares of Class A Subordinate Voting Stock outstanding as of November 1, 2000. In addition, as of November 1, 2000, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary MEC Holdings (Canada) Inc. issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 7,852,543 Exchangeable Shares remain unexchanged.

                           MAGNA ENTERTAINMENT CORP.
                 FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

PART I -  FINANCIAL INFORMATION                                                   Page
     Item 1.  Financial Statements                                                4 to 12

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                      13 to 17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Not applicable

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.       OTHER INFORMATION

Not applicable

ITEM  6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit 27.1    Financial Data Schedule



Reports on Form 8-K
--------------------

Date                    Item Reported
----                    -------------

July 14, 2000           Press release announcing the resignation of Mr. Jerry
                        Campbell as President and Chief Executive Officer of the
                        Registrant and the appointment of Mr. Mark Feldman in his stead. Mr. Campbell continued as Vice-Chairman of the Registrant.

August 14, 2000         Press release announcing unaudited financial results for
                        the three month period ended June 30, 2000

August 30, 2000         Press release announcing the signing of a definitive
                        agreement to acquire Bay Meadows Operating Company,
                        L.L.C. in San Mateo, California subject to regulatory approvals.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    MAGNA ENTERTAINMENT CORP.
                                          (Registrant)



Date: November 14, 2000             by: /s/ Graham J. Orr
                                        ----------------------------------------
                                         Graham J. Orr, Executive Vice-President
                                         and Chief Financial Officer

Item 1.  Financial Statements
         --------------------
MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands,
 except per share figures]
---------------------------------------------------------------------------------------------------------
                                            Three months ended                  Nine months ended
                                     September  30,     September 30,    September  30,     September 30,
                                               2000              1999              2000              1999
---------------------------------------------------------------------------------------------------------
Revenue
Racetrack
  Wagering, net of purses                     9,882             1,890            96,852            40,156
  Non-wagering                                8,092             2,866            38,424            18,798
Real estate
  Sale of real estate                        16,766                 -            25,035                 -
  Rental and other                            4,850             5,663            13,849            12,167
---------------------------------------------------------------------------------------------------------
                                             39,590            10,419           174,160            71,121
---------------------------------------------------------------------------------------------------------
Costs and expenses
Racetrack
  Operating costs                            21,077             8,711            97,021            42,299
  General and administrative                  3,942             1,855            11,019             3,778
Real estate
  Cost of real estate sold                   13,070                 -            18,984                 -
  Operating costs                             4,490             5,111            11,650            11,197
  General and administrative                    253               873               721             1,299
Predevelopment and other costs                  821               215             3,262               215
Depreciation and amortization                 4,792             1,642            14,744             4,676
Interest expense                                584               550             1,950             1,259
Interest income                                (755)             (935)           (2,156)             (995)
---------------------------------------------------------------------------------------------------------
                                             48,274            18,022           157,195            63,728
---------------------------------------------------------------------------------------------------------
(Loss) income before income taxes            (8,684)           (7,603)           16,965             7,393
Income tax (benefit) provision               (3,574)           (2,513)            7,343             4,393
---------------------------------------------------------------------------------------------------------
Net (loss) income                            (5,110)           (5,090)            9,622             3,000
Other comprehensive loss (income):
  Foreign currency translation                7,413            (3,414)           13,742             3,908
   adjustment
---------------------------------------------------------------------------------------------------------
Comprehensive loss                          (12,523)           (1,676)           (4,120)             (908)
=========================================================================================================

(Loss) earnings per share of
Class A Subordinate Voting
Stock, Class B Stock or
Exchangeable Share:                          $(0.06)           $(0.06)            $0.12             $0.04
      Basic                                  $(0.06)           $(0.06)            $0.12             $0.04
      Diluted
=========================================================================================================

Average number of shares of Class
A Subordinate Voting Stock,
Class B Stock and Exchangeable
Shares[in thousands]:                        80,466            78,535            80,407            78,535
      Basic                                  80,466            78,535            80,411            78,535
      Diluted
=========================================================================================================

   See accompanying condensed notes to the consolidated financial statements.

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands]
---------------------------------------------------------------------------------------------------------------------------
                                                       Three months ended                        Nine months ended
                                               September 30,        September 30,        September 30,        September 30,
                                                        2000                 1999                 2000                 1999
---------------------------------------------------------------------------------------------------------------------------
Cash provided from (used for):

OPERATING ACTIVITIES
Net income                                            (5,110)              (5,090)               9,622                3,000
Items not involving current cash flows                  (660)               1,669                6,642                5,393

---------------------------------------------------------------------------------------------------------------------------
                                                      (5,770)              (3,421)              16,264                8,393
Changes in non-cash working capital                   (3,056)               3,293              (29,007)              (7,149)
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided from (used for)
    Operating Activities                              (8,826)                (128)             (12,743)               1,244
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisition of business                                    -              (81,204)              (1,770)             (87,579)
Real estate property and fixed asset additions        (5,539)             (27,442)             (14,306)             (34,600)
Proceeds on sale of real estate                       16,766                    -               25,035                    -
Proceeds (cost) on real estate sold to Magna               -                    -                6,147                    -
Other assets disposals (additions)                      (397)                   -                1,352                    -
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided from (used for)
    Investing Activities                              10,830             (108,646)              16,458             (122,179)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness              (4,703)                (442)              (6,759)              (2,489)
Increase of (repayment of) long-term debt                125               (3,094)              (6,642)              (3,198)
Issue of Class A Subordinate Stock                         -                    -                1,846                    -
Contributed capital, net of tax                            -                    -                1,352                    -
Decrease in note payable to Magna                          -             (135,968)                   -             (111,622)
Net contribution by Magna                                  -              256,414                    -              244,294
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided from (used for)
    Financing Activities                              (4,578)             116,910              (10,203)             126,985
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
   and cash equivalents                                 (527)                  (2)                (582)                  (9)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents during the period                      (3,101)               8,134               (7,070)               6,041
Cash and cash equivalents, beginning of
   period                                             46,691               15,410               50,660               17,503

---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              43,590               23,544               43,590               23,544
===========================================================================================================================

  See accompanying condensed notes to the consolidated financial statements.

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
[Unaudited]
[United States dollars in thousands]
----------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,          December 31,
                                                                                            2000                  1999
----------------------------------------------------------------------------------------------------------------------
                                                   ASSETS
----------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                              43,590                50,660
   Restricted cash                                                                         6,600                 7,752
   Accounts receivable                                                                    26,118                25,887
   Prepaid expenses and other                                                              3,926                 3,931
----------------------------------------------------------------------------------------------------------------------
                                                                                          80,234                88,230
----------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                             538,171               564,789
----------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                         96,529               100,967
----------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                      6,176                 6,367
----------------------------------------------------------------------------------------------------------------------
                                                                                         721,110               760,353
======================================================================================================================
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                          93                 7,259
   Accounts payable and other liabilities                                                 38,675                66,151
   Income taxes payable                                                                    9,031                 7,554
   Long-term debt due within one year                                                     12,833                19,119
 ----------------------------------------------------------------------------------------------------------------------
                                                                                          60,632               100,083
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                            23,664                19,506
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                  412                   494
----------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                     90,237                93,183
----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinated Voting Stock                                                     100,299                11,500
   Exchangeable Shares                                                                    58,408               110,000
   Class B Stock                                                                         394,094               429,455
Contributed surplus                                                                        1,352                     -
Retained earnings (deficit)                                                                7,191                (2,431)
Accumulated comprehensive loss                                                           (15,179)               (1,437)
----------------------------------------------------------------------------------------------------------------------
                                                                                         546,165               547,087
----------------------------------------------------------------------------------------------------------------------
                                                                                         721,110               760,353
======================================================================================================================

  See accompanying condensed notes to the consolidated financial statements.

                           MAGNA ENTERTAINMENT CORP.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Stock-based compensation
-------------------------

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). Statement 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure requirements of Statement 123 but will continue to account for stock-based compensation under APB 25.

2. Business Acquisition

On February 29, 2000 the Company acquired the assets and assumed approximately $9.3 million of liabilities of Great Lakes Downs, Inc., a racetrack in Muskegon, Michigan for a purchase price of $1.8 million. The purchase price was paid by issuance of 267,416 shares of Class A Subordinate Voting Stock.

The purchase price has been allocated to the assets and liabilities as follows (in thousands):


Non-cash working capital                    $(3,370)
Real estate properties and fixed assets      10,087
Other assets                                  1,340
Debt                                         (6,287)
                                            -------
Net assets acquired and total
  purchase price, net of cash acquired      $ 1,770
                                            =======

3. Debt

In March 2000 the Company completed the renegotiation of two credit facilities-a new $63 million three year term loan facility and the renewal of the $10 million revolving line of credit. Both credit facilities bear interest at rates ranging between Prime and LIBOR plus 2.2% per annum. At September 30, 2000, the Company had no borrowings outstanding on these two facilities.

4. Capital Stock

Changes in Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the nine months ended September 30, 2000 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):


                                    Class A Subordinate          Exchangeable
                                       Voting Stock                 Shares                 Class B Stock
                                   --------------------     ------------------------    ---------------------
                                   Number of     Stated     Number of       Stated      Number of      Stated
                                    shares       value        shares         value        shares        value
                                                   $                           $                          $
--------------------------------------------------------------------------------------------------------------------
Issued and outstanding at
     December 31, 1999                1,663       11,500       14,823        110,000       63,712       429,455
Issued on acquisition of
     Great Lakes Downs on
     February 29, 2000                  268        1,846           --             --           --            --
Conversion of Class B
     Stock to Class A
     Shares                           5,246       35,361           --             --       (5,246)      (35,361)
Conversion of Exchangeable
     Shares to Class A
     Shares                           6,952       51,592       (6,952)       (51,592)          --            --
--------------------------------------------------------------------------------------------------------------------
Issued and outstanding
   at September 30, 2000             14,129      100,299        7,871         58,408       58,466       394,094
--------------------------------------------------------------------------------------------------------------------

The Company has a Long-Term Incentive Plan ("the Plan"). Under the Plan the Company has granted non-qualifying options to certain directors and incentive stock options to certain senior executives to purchase shares of the Company's Class A Subordinate Voting Stock at a price no less than the fair market value of the Class A Subordinate Voting Stock at the date of grant. The non-qualifying options vest over a three-year period. The incentive stock options vest based on terms approved by the Company's Board of Directors.

At September 30, 2000, there were 3,373,333 options outstanding that were all granted during 2000. 666,667 of the stock options granted in 2000 were revoked in the three months ended September 30, 2000. None of the stock options granted in 2000 were exercised during the nine month period ended September 30, 2000. The exercise price of the stock options outstanding at September 30, 2000 ranged from $4.875 to $6.90 with a weighted average exercise price of $6.34.

There were 1,303,000 options exercisable at September 30, 2000 with an average exercise price of $6.46.

The Company has adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock based compensation issued to employees. The fair value of the Company's options was estimated utilizing prescribed valuation models and assumptions as of each grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the nine-month period ended September 30, 2000.

5. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share amounts):

                                                         Three Months Ended September 30,
                                                               2000            1999
-----------------------------------------------------------------------------------------------
Net Loss                                                     $(5,110)        $(5,090)
-----------------------------------------------------------------------------------------------

Basic & Diluted Weighted Average Shares Outstanding:
     Class A Subordinate Voting Stock                         13,102              --
     Class B Stock                                            58,466          63,712
     Exchangeable Shares                                       8,898          14,823
-----------------------------------------------------------------------------------------------
                                                              80,466          78,535
-----------------------------------------------------------------------------------------------

Basic Loss Per Share                                         $ (0.06)        $ (0.06)
-----------------------------------------------------------------------------------------------
Diluted Loss Per Share                                       $ (0.06)        $ (0.06)
-----------------------------------------------------------------------------------------------

                                                          Nine Months Ended September 30,
                                                              2000             1999
-----------------------------------------------------------------------------------------------
Net Income                                                   $ 9,622          $ 3,000
-----------------------------------------------------------------------------------------------
Basic Weighted Average Shares Outstanding:
     Class A Subordinate Voting Stock                          9,011               --
     Class B Stock                                            59,806           63,712
     Exchangeable Shares                                      11,590           14,823
-----------------------------------------------------------------------------------------------
                                                              80,407           78,535
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share                                     $  0.12          $  0.04
-----------------------------------------------------------------------------------------------

Diluted Weighted Average Shares Outstanding:
     Class A Subordinate Voting Stock                          9,015               --
     Class B Stock                                            59,806           63,712
     Exchangeable Shares                                      11,590           14,823
-----------------------------------------------------------------------------------------------
                                                              80,411           78,535
-----------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                   $  0.12          $  0.04
-----------------------------------------------------------------------------------------------

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

The following summary presents key information by operating segment (in thousands):

                     Three months ended September 30, 2000
                                           Racetrack   Real Estate
                                          Operations   Operations     Total
-------------------------------------------------------------------------------

Revenue                                     $ 17,974      $ 21,616    $39,590
-------------------------------------------------------------------------------

Income (loss) before income taxes           $(11,890)     $  3,206    $(8,684)
-------------------------------------------------------------------------------

Real estate properties and fixed asset
   net additions (disposals)                $  5,708      $(13,255)   $(7,547)
-------------------------------------------------------------------------------

                     Three months ended September 30, 1999
                                           Racetrack   Real Estate
                                          Operations   Operations     Total
-------------------------------------------------------------------------------

Revenue                                      $ 4,756       $ 5,663    $10,419
-------------------------------------------------------------------------------

Loss before income taxes                     $(6,262)      $(1,341)   $(7,603)
-------------------------------------------------------------------------------

Real estate properties and fixed asset
   net additions (disposals)                 $23,950       $ 3,492    $27,442
-------------------------------------------------------------------------------

                      Nine months ended September 30, 2000
                                          Racetrack    Real Estate
                                          Operations   Operations     Total
-------------------------------------------------------------------------------

Revenue                                     $135,276     $ 38,884    $174,160
-------------------------------------------------------------------------------

Income before income taxes                  $ 11,626     $  5,339    $ 16,965
-------------------------------------------------------------------------------

Real estate properties and fixed asset
   net additions (disposals)                $ 10,906     $(21,747)   $(10,841)

-------------------------------------------------------------------------------

                      Nine months ended September 30, 1999
                                          Racetrack   Real Estate
                                          Operations   Operations    Total
-------------------------------------------------------------------------------

Revenue                                      $58,954      $12,167    $71,121
-------------------------------------------------------------------------------

Income (loss) before income taxes            $10,637      $(3,244)   $ 7,393
-------------------------------------------------------------------------------

Real estate properties and fixed asset
   net additions (disposals)                 $27,725      $ 6,875    $34,600
-------------------------------------------------------------------------------

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

9. New Accounting Standards

In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS no. 133." These statements outline the accounting treatment for all derivative activity. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addressed certain revenue recognition policies, including gross versus net income statement presentation. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which effectively delays the implementation date of SAB 101 until no later than the fourth quarter of 2000. The Company has previously reported revenue net of pari-mutuel wagering taxes, horsemen stakes, purses and awards. The Company will adopt SAB 101 during the fourth quarter of 2000 with an effective date of January 1, 2000 and restate its quarterly financial information to show revenue gross for these type of items. The adoption of SAB 101 will have no effect on the Company's net income.

10. Subsequent Events

On August 30, 2000, the Company announced that it had executed a definitive agreement to acquire Bay Meadows Operating Company, L.L.C. ("Bay Meadows") in San Mateo, California for $24.1 million in cash and that it had also received approval from the California Horse Racing Board for the acquisition. The terms of the transaction allow the Company to conduct racing at the existing Bay Meadows facility in San Mateo for two years after completion of the acquisition. This transaction is expected to close in mid November 2000.

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

Overview

We operate horse racetracks and wagering operations and media sports wagering operations, and are currently developing telephone account, interactive television and Internet-based wagering operations, as well as leisure and retail-based real estate projects on the land surrounding some of our racetracks. We also own a real estate portfolio that includes a gated residential community currently under development, two golf courses and related recreational facilities, and other real estate. We are considering a number of options with respect to the two golf courses, including direct operation or leasing to third party operators, as well as sale and leaseback transactions or outright sale. We intend gradually to sell the balance of our real estate portfolio in order to provide capital to be used in our business.

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

Real estate operations

Following the initiation of a disposition plan for the Company's excess properties, net proceeds of $25.0 million were received during the second and third quarters. In addition a further $8.0 million was received in the second quarter on real estate sold to a related party. For financial statement purposes, the gain on real estate sales from the related party are reported, net of tax, as a contribution to equity. In total, the Company's real estate sales generated $7.9 million in excess of the historical cost of the properties sold. Furthermore, the Company has entered into sales agreements for properties that will provide anticipated proceeds of approximately $11.0 million in the fourth quarter.

Results of Operations

Nine months ended September 30, 2000 Compared to Nine Months ended September 30, 1999

     Racetrack operations

Revenues from our racetrack operations were $135.3 million for the nine months ended September 30, 2000. The revenues were primarily earned from Santa Anita Park, Gulfstream Park and Golden Gate Fields, with Golden Gate Fields running their meet during the first quarter, Santa Anita Park running their meet from January 1, 2000 to the latter half of April and Golden Gate Fields running their meet through most of the second quarter. As Santa Anita Park was the only track owned until Gulfstream Park was purchased September 1, 1999, our total revenues from racetrack operations in the comparable 1999 period were from Santa Anita Park and totaled $59.0 million.

In the nine months ended September 30, 2000, our share of total pari-mutuel wagering revenues for our racetracks was $96.9 million and non-wagering revenues were $38.4 million. The major components of our non-wagering revenues for the nine months ended September 30, 2000 were admission related revenues of $15.7 million (comprising primarily admissions, parking, and program sales) and food and beverage sales of $12.0 million, collectively 72% of total non-wagering revenues.

Racetrack costs and expenses, before depreciation and interest, were $108.0 million for the nine months ended September 30, 2000. The major component of our costs and expenses, before depreciation and interest, was payroll costs ($58.5 million) representing approximately 54% of our total costs.

     Real estate operations

Net proceeds on sale of real estate were $25.0 million for the nine months ended September 30, 2000. Total proceeds received of $33.1 million included the cost of real estate sold to a related party of $6.1 and $1.9 million (less tax) which was recorded as a capital contribution in the second quarter. Revenues from our real estate rental and other operations were $13.8 million for the nine months ended September 30, 2000 compared to $12.2 million for the nine months ended September 30, 1999.

Real estate costs and expenses were $12.4 million for the nine months ended September 30, 2000 and $12.5 million for the nine months ended September 30, 1999.

     Predevelopment and other costs

Predevelopment and other costs were $3.3 million for the nine months ended September 30, 2000. These costs include consultants' fees associated with feasibility studies, construction designs, market analysis, site models and alternative site investigations, and were incurred on our racetrack sites and land sites in Europe.

     Depreciation and amortization

Depreciation and amortization increased by $10.1 million to $14.7 million for the nine months ended September 30, 2000, primarily as a result of depreciation related to our acquisitions of Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999, Golden Gate Fields on December 10, 1999 and Great Lakes Downs on February 29, 2000.

     Income tax provision

We recorded an income tax provision of $7.3 million on pre-tax income of $17.0 million for the nine months ended September 30, 2000 compared to an income tax provision of $4.4 million on pre-tax income of $7.4 million for the nine months ended September 30, 1999. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement.

Three months ended September 30, 2000 Compared to Three Months ended September 30, 1999

     Racetrack operations

Revenues from our racetrack operations were $18.0 million for the three months ended September 30, 2000. The revenues were primarily earned from Thistledown, Remington Park, Santa Anita Park and Golden Gate Fields, with Santa Anita Park and Golden Gate fields operating as an inter-track wagering sites. As Santa Anita Park was the only track owned until the purchase of Gulfstream Park on September 1, 1999, our total revenues from racetrack operations in the comparable 1999 period were from Santa Anita Park and totaled $4.8 million.

In the three months ended September 30, 2000, our share of total pari-mutuel wagering revenues for our racetracks was $9.9 million and non-wagering revenues were $8.1 million. The major components of our non-wagering revenues for the three months ended September 30, 2000 were admission related revenues of $2.6 million (comprising primarily admissions, parking, and program sales) and food and beverage sales of $2.3 million, collectively 60% of total non-wagering revenues.

Racetrack costs and expenses, before depreciation and interest, were $25.0 million for the three months ended September 30, 2000. The major component of our costs and expenses, before depreciation and interest, was payroll costs ($14.8 million) representing approximately 59% of our total costs.

     Real estate operations

Net proceeds on sale of real estate were $16.8 million for the three months ended September 30, 2000. Revenues from our real estate rental and other operations were $4.9 million for the three months ended September 30, 2000 compared to $5.7 million for the three months ended September 30, 1999.

Real estate costs and expenses were $4.7 million for the three months ended September 30, 2000 and $6.0 million for the three months ended September 30, 1999.

     Predevelopment and other costs

Predevelopment and other costs were $0.8 million for the three months ended September 30, 2000. These costs include consultants' fees associated with feasibility studies, construction designs, market analysis, site models and alternative site investigations, and were incurred on our racetrack sites and land sites in Europe.

     Depreciation and amortization

Depreciation and amortization increased by $3.2 million to $4.8 million for the three months ended September 30, 2000, primarily as a result of depreciation related to our acquisitions of Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999, Golden Gate Fields on December 10, 1999 and Great Lakes Downs on February 29, 2000.

     Income tax provision

We recorded an income tax benefit of $3.6 million on a pre-tax loss of $8.7 million for the three months ended September 30, 2000 compared to an income tax benefit of $2.5 million on a pre-tax loss of $7.6 million for the three months ended September 30, 1999. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement.

Liquidity and Capital Resources

At September 30, 2000, we had cash and cash equivalents of $43.6 million and total shareholder's equity of $546.2 million.

In the first quarter we successfully completed the renegotiation of two credit facilities for two of our subsidiaries, The Santa Anita Companies, Inc. and the Los Angeles Turf Club, Inc. These credit facilities consist of a new $63.0 million three year term loan facility and the renewal of the $10.0 million revolving operating line of credit, both of which would bear interest at rates ranging between the U.S. Prime Rate and LIBOR plus 2.2% per annum. At September 30, 2000 the Company had no borrowings outstanding on these two facilities.

For the nine months ended September 30, 2000 we incurred capital expenditures of approximately $14.3 million. We currently anticipate capital expenditures of approximately $45.6 million during the year ending December 31, 2000. The capital expenditures relate to normal ongoing capital improvements to the racetracks of approximately $11.2 million, extraordinary capital improvements of approximately $11.0 million required to Santa Anita Park and Golden Gate Fields related to commitments made on acquisition and $5.2 million on new racetrack related projects. In addition, approximately $9.0 million is anticipated for the completion of the Aurora golf course and infrastructure and holding costs of adjacent lands and approximately $4.2 million for infrastructure and holding costs of other properties. Finally, $5.0 million will be expended during the year on interactive television account wagering, Internet and broadcast initiatives.

     Operating activities

Cash used for operations was $12.7 million for the nine months ended September 30, 2000 and cash provided by operations was $1.2 million for the nine months ended September 30, 1999. Cash used for operations in the nine months ended September 30, 2000 is primarily a result of cash used in reducing our current liabilities offset by cash generated by Golden Gate Fields, Gulfstream Park and Santa Anita Park operations.

     Investing activities

Cash provided by investing activities was $16.5 million for the nine months ended September 30, 2000 and cash used for investing activities was $122.2 million for the nine months ended September 30, 1999. Total investing activities for the nine months ended September 30, 2000 included proceeds on disposition of real estate of $25.0 million and the cost of real estate sold to a related party of $6.1 million, offset by fixed asset additions of $14.3 million. Total investing activities for the nine months ended September 30, 1999 included $87.6 million for the purchase of Gulfstream Park and SLRD Thoroughbred Training Center and fixed asset additions of $34.6 million.


     Financing activities

Cash used for financing activities netted to approximately $10.2 million for the nine months ended September 30, 2000. During this period the Company's bank indebtedness decreased by $6.8 million and there were repayments of long-term debt netting to $6.6 million. This was offset by a contribution of capital of $1.4 million due to a gain realized on a sale of real estate to a related party and an issue of stock of $1.8 million. For the nine months ended September 30, 1999, cash provided by financing activities was $127.0 million and was comprised of a decrease in payables to Magna International Inc. of $111.6 million offset by a contribution by Magna of $244.3 million and a decrease in bank indebtedness and a repayment of long term debt of $2.5 million and $3.2 million, respectively.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

No material changes since year-end.


INDEX TO EXHIBITS

Exhibit Number      Description of Exhibit
--------------      ----------------------

27.1                Financial Data Schedule

[ARTICLE] 5
[NAME]                       MAGNA ENTERTAINMENT CORP.
[MULTIPLIER]                                         1

[PERIOD-TYPE]                                    9-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                      43,590,000
[SECURITIES]                                         0
[RECEIVABLES]                               26,118,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                            80,234,000
[PP&E]                                     543,806,000
[DEPRECIATION]                             (5,635,000)
[TOTAL-ASSETS]                             721,110,000
[CURRENT-LIABILITIES]                       60,632,000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                   100,299,000
[OTHER-SE]                                 445,866,000
[TOTAL-LIABILITY-AND-EQUITY]               721,110,000
[SALES]                                              0
[TOTAL-REVENUES]                           174,160,000
[CGS]                                                0
[TOTAL-COSTS]                              139,395,000
[OTHER-EXPENSES]                            18,006,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           (206,000)
[INCOME-PRETAX]                             16,965,000
[INCOME-TAX]                                 7,343,000
[INCOME-CONTINUING]                          9,622,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 9,622,000
[EPS-BASIC]                                     0.12
[EPS-DILUTED]                                     0.12