Form 10-K
period 2000-12-31
MAGNA ENTERTAINMENT CORP
filed 2001-04-02
CIK 1093273

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____________ to _____________

                          Commission File No. 000-30578

                           MAGNA ENTERTAINMENT CORP.
             (Exact Name of Registrant as Specified in Its Charter)

--------------------------------------------------------------------------------
              Delaware                                   98-0208374
              --------                                   ----------
     (State or Other Jurisdiction        (I.R.S. Employer Identification Number)
   of Incorporation or Organization)
--------------------------------------------------------------------------------
           337 Magna Drive                                L4G 7K1
                                                          -------
        Aurora, Ontario, Canada                          (Zip Code)
        -----------------------
(Address of principal executive offices)
--------------------------------------------------------------------------------


Registrant's telephone number, including area code: (905) 726-2462
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Subordinate Voting Stock (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No _____
                                                ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___________

As of March 26, 2001, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $54,036,764 (based on the closing sale price of $4.00 per share of the Class A Subordinate Voting Stock reported on Nasdaq). As of March 26, 2001, the aggregate market value of the Exchangeable Shares of MEC Holdings (Canada) Inc., each of which is exchangeable into one share of Class A Subordinate Voting Stock of the registrant, held by non-affiliates of the registrant was approximately $29,571,940 (based on the closing sale price of $4.00 per share of the Class A Subordinate Voting Stock reported on Nasdaq).

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 26, 2001 was 14,271,491.

The number of shares of Class B Stock of the registrant outstanding as of March 26, 2001 was 58,466,056.

                       Documents Incorporated by Reference

The registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the annual meeting of stockholders scheduled to be held on May 11, 2001, is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the document incorporated by reference is not deemed to be filed as a part hereof.

Item 1.        Business

Special Note Regarding Forward-Looking Information

     Certain statements included herein constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to those described below under "Risk Factors" and in the other documents which we file with the Securities and Exchange Commission. Consequently, all the forward-looking statements made in this Report are fully qualified by this special note, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. See "Risk Factors" below for a description of the most significant risks and uncertainties of our business.

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

     Our registered office is located at 1209 Orange Street, Wilmington, Delaware, 19801 and our principal executive office is located at 337 Magna Drive, Aurora, Ontario, Canada L4G 7K1.

     The following chart shows our organizational structure and that of our material subsidiaries, each of which is directly or indirectly wholly-owned, together with the jurisdiction of incorporation of each of the entities shown thereon as of March 29, 2001.

                           Magna Entertainment Corp.
                                  (Delaware)

Horse Racing Operations                      Real Estate Operations

    The Santa Anita Companies, Inc.             MEC Holdings (USA) Inc.
               (Delaware)                              (Delaware)

      Los Angeles Turf Club, Inc.              MEC Holdings (Canada) Inc.
              (California)                             (Ontario)

Gulfstream Park Racing Association, Inc.     MI Entertainment Holding GmbH
               (Florida)                               (Austria)

       Pacific Racing Association               Fontana Beteiligungs AG
              (California)                             (Austria)

           Thistledown, Inc.                   MEC Projektenwicklungs AG
                 (Ohio)                                (Austria)

          Remington Park, Inc.                   SDP Landholdings GmbH
               (Oklahoma)                              (Austria)

             MI Racing Inc.                 MEC Land Holdings (California) Inc.
               (Delaware)                            (California)

   Bay Meadows Operating Company LLC
               (Delaware)

SLRD Thoroughbred Training Center, Inc.
               (Delaware)

GPRA Thoroughbred Training Center, Inc.
               (Delaware)


Our Business

     We acquire, develop and operate horse racetracks and related pari-mutuel wagering operations. As a complement to our horse racing business, we are exploring the development of electronic media wagering operations, including telephone account, interactive television and Internet-based wagering, possibly in conjunction with business partners and subject to regulatory requirements. We are also exploring the development of real estate projects on the land surrounding some of our racetracks. These real estate projects could be pursued in conjunction with developers who would be expected to provide the necessary financing. In addition, we own a real estate portfolio which includes a gated residential project under development, a golf course and related recreational facilities in Oberwaltersdorf, Austria, another golf course scheduled to open in May 2001 in Aurora, Ontario, Canada and other real estate. We intend to continue to gradually sell the balance of our excess non-racing real estate portfolio, excluding the land surrounding our racetracks, in order to provide capital to be used in our business. Accordingly, we are taking steps, including servicing our land and obtaining zoning and other approvals, to enhance the value of certain of these properties and increase the revenues which can be generated from their sale. A brief description of our horse racing business and real estate portfolio follows.

Horse Racing and Pari-Mutuel Wagering

     We currently operate seven horse racetracks, each of which includes a simulcast facility that accepts wagers on races conducted at other racetracks. We also broadcast, or export, simulcasts of our horse races to a number of locations across the United States, Canada, Mexico, the Caribbean region and Australia. Our horse racing and related wagering operations include: Santa Anita Park near Los Angeles, California; Gulfstream Park near Miami, Florida; Golden Gate Fields near San Francisco, California; Thistledown near Cleveland, Ohio; Remington Park in Oklahoma City, Oklahoma; Great Lakes Downs in Muskegon, Michigan and Bay Meadows Racecourse ("Bay Meadows") near San Francisco, California. We also own San Luis Rey Downs, a horse boarding and training center located outside of San Diego, California. We have acquired all these operations since December 1998.

     We own and operate some of the premier horse racing facilities in North America and, accordingly, we are able to offer a high quality simulcast product. For example, Santa Anita Park has hosted the Breeders' Cup twice since the inception of the Breeders' Cup in 1984 and Gulfstream Park has hosted it three times, the most recent being on November 6, 1999. Furthermore, by many standard industry measures including total handle or total amount wagered, average daily attendance, average daily handle, average daily on-track handle and average daily off-track handle, we believe that Santa Anita Park, Gulfstream Park, Golden Gate Fields and Bay Meadows are four of the top racetracks in North America. With the exception of Bay Meadows and the property on which Remington Park is located, which are leased from third parties, all of our racetracks are owned as well as operated by us.

     Pari-mutuel wagering on horse racing is pooled betting in which individuals bet against each other on the outcome of a horse race. The racetrack operator has no interest in the order of finish in any given race and therefore has no risk in the outcome. A percentage of the pooled wagers is retained by the operator of the wagering facility, a portion is paid to the regulatory or taxing authorities and a portion is paid to the horsemen in the form of purses which encourage owners and trainers to enter their horses in that track's live races. The balance of the pooled wagers is paid to bettors as winnings. A racetrack's share of pari-mutuel wagering revenues is based on pre-determined percentages of various categories of the pooled wagers at that racetrack and its in-state "off-track" wagering network. The maximum pre-determined percentages are approved by state regulators. Pari-mutuel wagering on horse racing occurs on the live races being conducted at racetracks as well as on televised racing signals or simulcasts received or imported by the simulcast wagering facilities located at such racetracks. This type of wagering is known as on-track wagering. Pari-mutuel wagering on horse racing also occurs at wagering establishments on horse races being conducted at racetracks elsewhere. This type of wagering is known as off-track wagering.

Santa Anita Park

     Santa Anita Park is one of the premier horse racing and pari-mutuel wagering facilities in North America. Santa Anita Park was the site of the Breeders' Cup in 1986 and 1993. Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Over 10 million people are located within a 30 mile radius of Santa Anita Park, providing us with one of North America's largest target populations for live and simulcast horse racing. Santa Anita Park was opened for thoroughbred horse racing in 1934 and The Santa Anita Meet has been held at Santa Anita Park each year since its founding, with the exception of three years during World War II. The Santa Anita Meet runs through the prime winter racing season, commencing December 26 and running until mid or late April each year. In addition, we lease Santa Anita Park to Oak Tree Racing Association which hosts The Oak Tree Meet from the end of September or early October through early November of each year. As a result, Santa Anita Park has one of the longest racing schedules of the top North American tracks, totaling approximately 115 days each year.

     Santa Anita Park had one of the highest total handles of all North American racetracks in 2000, generating over $1.1 billion in wagers in that year (excluding The Oak Tree Meet). In addition, Santa Anita Park's simulcast program generates significant demand from other racetracks and off-track wagering establishments. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track wagering facilities in 23 countries, including the United States, Canada and Mexico. During periods in which there is no live racing, Santa Anita Park operates as an off-track wagering facility where customers can attend and wager on races via television from other California racetracks as well as two racing programs from other nationally recognized racing circuits.

     Santa Anita Park's facilities currently include a large art deco-style grandstand structure with seating for approximately 19,000 customers as well as standing room for additional customers, a one-mile oval dirt track as well as a natural turf course, stalls for approximately 2,000 horses and parking facilities sufficient to accommodate approximately 20,000 cars. The grandstand facilities include a clubhouse, a general admission area, and food and beverage facilities, which range from fast food stands to an upscale restaurant known as "Frontrunner." The grounds surrounding the grandstand are extensively landscaped and contain a European-style paddock and infield accommodations, including picnic facilities for special groups and the general public.

     In December 1999, we completed an extensive capital renovation program at Santa Anita Park in order to enhance our customers' entertainment experience. The improvements to Santa Anita Park include: the construction of the fully enclosed 750 seat Frontrunner restaurant and bar, that is used for racing and group functions throughout the year; the installation of a large format LED screen in the infield track area for racing customers and for use by the restaurant and bar to promote non-racing events, such as the Super Bowl, the World Cup and other similar events; improvements to the Winners' Circle and trackside apron to provide customers with better views of the track; upgrades to the grandstand to current seismic code requirements;

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

     We are currently considering a variety of retail-based development proposals for approximately 85 acres of available land at Santa Anita Park, some of which could be developed in conjunction with business partners. This development would be intended to further enhance the total entertainment experience at Santa Anita Park, attract new customers from diverse demographic backgrounds and strengthen the loyalty of existing customers. If any proposal turns out to be commercially viable after a detailed review, additional time would be required to obtain the necessary regulatory approvals and negotiate with potential business partners who would be expected to provide the necessary financing, as the Company does not intend to devote its capital to non-racing real estate development. Similar concepts are being explored for available land at Gulfstream Park and Golden Gate Fields.

Gulfstream Park

     Gulfstream Park is also one of the premier horse racing and pari-mutuel wagering facilities in North America. Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. The Miami/Ft. Lauderdale area is home to approximately 3.3 million people, providing Gulfstream Park with a sizeable target market for live racing and off-track wagering. Gulfstream Park first opened in February 1939 and has operated each year since except for the four years from 1940 to 1943. Until recently, the annual meet at Gulfstream Park has lasted for approximately 63 days each year and has been held between early January and mid-March. Beginning in 2002, Gulfstream Park has applied to run its meet for approximately 85 days between early January and mid-April. The Breeders' Cup has been held at Gulfstream Park three times--in 1989, 1992 and 1999.

     Gulfstream Park ranked as one of the five highest North American racetracks in average daily off-track handle in 2000, generating an average daily off-track handle of approximately $8.5 million on each live racing day in that year. Gulfstream Park also had one of the highest total handles of all North American racetracks in 2000, generating approximately $715 million in wagers in that year. Gulfstream Park exports its simulcast program to approximately 11 million people at approximately 800 off-track wagering facilities in the United States, Canada, the Caribbean region and Mexico.

     Gulfstream Park's facilities include a grandstand with permanent seating for approximately 8,700 customers, a clubhouse with seating for an additional 5,800 customers, a one-mile main track, a seven-eighths mile turf track, stalls for approximately 1,450 horses and parking for approximately 14,000 cars. The grandstand consists of three levels of seating, casual restaurants, bars and snack bars. There are also three gourmet dining rooms in the clubhouse.

     Hialeah Park's 2000 race meet was conducted at Gulfstream Park under the terms of a three-month lease agreement. That arrangement has not been renewed for 2001.

Golden Gate Fields

     Golden Gate Fields racetrack is one of the premier horse racing and pari-mutuel wagering facilities in North America in terms of total handle. Golden Gate Fields is located on approximately 181 acres of land in the cities of Albany and Berkeley, California, approximately 8 miles from Oakland and approximately 11 miles from San Francisco. Over 2.5 million people are located within a 30 mile radius of Golden Gate Fields, providing a large target market for live and simulcast horse racing. Golden Gate Fields' racing season comprises approximately 105 racing days. The racing schedule at Golden Gate Fields complements Santa Anita Park's racing schedule by adding racing days between the end of The Oak Tree Meet and the beginning of The Santa Anita Meet. Golden Gate Fields had one of the highest total handles of all North American racetracks in 2000, generating almost $550 million in wagers during that year. Golden Gate Fields' simulcast program also generates strong demand from other racetracks and off-track wagering facilities. Golden Gate Fields exports its simulcast program to approximately 500 sites in the United States, Canada, Mexico and the Caribbean.

     Golden Gate Fields' facilities include a one-mile main track and a nine-tenths mile turf course, stalls for over 1,400 horses, a main grandstand with seating for approximately 8,000 customers, a clubhouse with seating for approximately 5,250 customers and a turf club with seating for approximately 1,500 customers and parking for over 8,500 cars.

Bay Meadows

     Bay Meadows Racecourse is one of the premier horse racing and pari-mutuel wagering facilities in North America in terms of total handle. Bay Meadows is situated on approximately 100 acres of land in San Mateo, California, between San Francisco and San Jose. The racing season at Bay Meadows is divided into a spring meet, which runs approximately 55 days between early April and mid-June, and a fall meet, which runs approximately 50 days between late August and early November. This schedule complements and does not overlap with the racing schedule of Golden Gate Fields, which is located approximately 31 miles from Bay Meadows. In addition, we sub-lease Bay Meadows to the San Mateo County Exposition and Fair Association, which hosts the San Mateo County Fair Meet for a few weeks during the summer. In 2000, Bay Meadows generated a total handle of over $525 million (excluding the San Mateo County Fair Meet). Bay Meadows exports its simulcast program to over 500 outlets in the United States, Canada, Mexico and the Caribbean.

     The facilities at Bay Meadows include a grandstand with a total seating capacity of approximately 9,500 (including the clubhouse and turf club), a one-mile oval track with 1-1/4 mile and 6 - furlong chutes, a turf course of approximately 7 furlongs, and stalls for approximately 900 horses with auxiliary stabling available at Golden Gate Fields for 900 more horses.

     The Bay Meadows property is leased under a lease that expires on the later of (i) December 31, 2002, or (ii) the final date of any horse racing meet in progress on December 31, 2002, but in no event later than March 31, 2003. We believe it is unlikely that the lease will be renewed and, as a result, we are exploring various alternatives for the conduct of the Bay Meadows racing days after the expiry of the lease. Those alternatives include the purchase of land in the vicinity which we have under option and the transfer of the Bay Meadows racing days to Golden Gate Fields, subject to regulatory approval.

Thistledown

     Thistledown is located on approximately 125 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 185 racing days each year between early April and late December, encompassing the Summit, Thistledown, Randall and Cranwood meets. In 2000, Thistledown generated a total handle of approximately $225 million. Simulcasts from Thistledown are exported to approximately 45 other racetracks in the United States. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio and is one of the top three-year old horse races in the United States. Prior to our acquisition of Thistledown, the simulcast product from Thistledown had not been given the exposure necessary in order to generate growth in Thistledown's attendance and handle. We have bundled the signal from Thistledown with the signals from our other racetracks and promoted this bundled signal under the Magna Entertainment Corp. ("MEC") name. We expect that this will continue to enhance the quality of horse racing offered at Thistledown and result in an increase in the number of off-track sites Thistledown's racing signal is exported to. We expect this to result in growth in Thistledown's handle, especially as we expand our distribution channels.

     Thistledown's facilities include a grandstand with a total capacity of approximately 16,000 customers, a luxury suite for corporate and group events, a one-mile oval track, stalls for approximately 1,500 horses and parking for approximately 6,000 cars. Thistledown also owns the rights to an additional 57 racing days plus a further 30 winter racing days which it uses entirely to host simulcasting from other racetracks in exchange for a percentage of the handle on these races.

Remington Park

     Remington Park racetrack is situated on approximately 370 acres in Oklahoma City, Oklahoma. Remington Park offers a total of approximately 120 live racing days during each year. The racing schedule consists of three meets, a 40-day Quarter Horse meet from mid-April to mid-June and two separate thoroughbred meets running three to five days per week, from mid-August to late February or March. In 2000, Remington Park generated a total handle of over $150 million. Simulcasts from Remington Park are exported to approximately 35 other racetracks in the United States. As with Thistledown, the simulcast product from Remington Park has not been given the exposure necessary to generate growth in Remington Park's attendance and handle. We expect that, by continuing to bundle Remington Park's signal with the signals from our other racetracks, we will be able to increase the number of off-track sites to which Remington Park's racing signal is exported.

     Remington Park's facilities include a grandstand with seating for approximately 20,000 customers, 21 luxury suites for corporate and group events, a one-mile dirt track, a seven-eighths mile turf course, stalls for approximately 1,300 horses, recently installed lighting to permit night racing and parking facilities sufficient to accommodate approximately 8,000 cars. The property on which Remington Park is located is leased from Oklahoma Zoological Trust under a lease which extends through 2013, with options to renew for five 10-year periods.

Great Lakes Downs

     Great Lakes Downs is situated on approximately 85 acres in Muskegon, Michigan, approximately 35 miles from Grand Rapids. Great Lakes Downs, which commenced operations in January 1999, offers a total of 134 live racing days beginning in late April or early May and ending in late October or early November of each year. In 2000, Great Lakes Downs generated a total handle of approximately $70 million. Simulcasts from Great Lakes Downs are exported to approximately 45 other racetracks in the United States. By bundling the simulcast signal from Great Lakes Downs with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Great Lakes Downs' simulcast program is exported.

     Great Lakes Downs' facilities include a grandstand with capacity for approximately 7,500 customers, a 5/8 mile dirt track, stalls for approximately 920 horses and parking facilities sufficient to accommodate approximately 2,000 cars.

San Luis Rey Downs

     San Luis Rey Downs is a horse boarding and training center situated approximately 45 miles north of downtown San Diego. It is located on approximately 200 acres of land and includes over 500 horse stalls, a one mile oval main track, a 3/8 mile training track, an equine exercise pool, and related facilities and equipment.

Boynton Beach

     We recently purchased land in Palm Beach County, Florida, which we are currently developing into a horse boarding and training center. See "Item 1 - Business - Recent Acquisitions."

Home Account Wagering

     Home account wagering is wagering on sporting events, such as horse racing, which is conducted through a variety of different media, including telephone account, interactive television and Internet-based wagering. We are currently exploring expansion into each of these areas, possibly in conjunction with business partners and subject to regulatory approvals in order to expand the market for our simulcast horse racing product. Through the pending acquisition of Ladbroke Racing Pennsylvania, which we expect to complete in April 2001, we will acquire the "Call-A-Bet" telephone account wagering operation based in Pennsylvania. See "Item 1 -Business - Risk Factors - Gaming Risks" - Our gaming activities are dependent on government approvals which if not granted could adversely affect our existing business and our growth" for a discussion of the risks inherent in expansion into home account wagering.

Telephone Account Wagering

     We are currently in the process of acquiring the "Call-A-Bet" telephone account wagering operation as part of the pending acquisition of Ladbroke Racing Pennsylvania, Inc. (see "Item 1-Business - Recent Acquisitions"). Call-A-Bet customers open accounts and deposit funds through the use of credit cards or wire transfers. They may then place wagers over the telephone on horse races offered at various racetracks which have entered into agreements with Ladbroke Racing Pennsylvania, Inc. allowing such wagering. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts. Winnings are credited to customers' accounts and are available for future wagers or withdrawal. Call-A-Bet derives revenues primarily from its share of the wagers placed.

     We expect that telephone account wagering through Call-A-Bet will make wagering on horse racing more convenient for our customers and expand the market for our simulcast product by enabling us to fully utilize an important distribution channel for our horse racing product. In the future, we may expand the operations of Call-A-Bet or use it to develop other telephone account wagering initiatives, subject to applicable legislation and regulatory approvals (see "Item 1 - Business - Risk Factors - Gaming Risks").

Internet and Interactive Television-Based Wagering

     We are actively exploring the potential of Internet and interactive television-based wagering on horse racing, possibly in conjunction with business partners and subject to legislative reform and regulatory approvals (see "Item 1
- Business - Risk Factors - Gaming Risks"). Interactive television-based wagering involves the transmission of horse racing-related television programming through cable or satellite delivery into the homes of subscribers. These subscribers are able to use interactive "real-time" television-based technology, generally through a remote controlled device connected to a television, to wager on the live horse races being shown. In order to place wagers, customers must deposit money with the sponsoring racetrack through the use of debit or credit cards. We would derive revenue from our customers' subscriptions and our share of the wagers placed on the races broadcast.

     Interactive television-based wagering would allow us to increase the market for our simulcast product by utilizing an important distribution channel for this product. At present, we control the rights to broadcast races from our tracks subject to certain limited exceptions. Interactive television-based wagering would enhance our ability to cross promote our live horse racing and we expect it would enable us to attract new customers to horse racing and cultivate their loyalty. We would aim to show full racing cards and to develop an appealing, convenient and easy-to-use format which would provide a fresh new look for horse racing. Furthermore, we would aim to broadcast the programming we develop for interactive television-based wagering through a variety of sources, including satellite television, cable television and the Internet, either alone or in conjunction with others.

     Due to the growth of the Internet as a medium of both communication and commerce, we are exploring the possibility of establishing an Internet-based gaming service, possibly in conjunction with a strategic partner and subject to regulatory approval. Establishing this type of service would enable us to increase the market for our simulcast product by maximizing the opportunities presented by the Internet as a distribution channel for our live horse racing product. It would also enable us to achieve economies of scale since the programming we would aim to broadcast on the Internet would be the same as that produced for our interactive television-based wagering. As with interactive television-based wagering, we would expect to develop a competitive position on the strength of our live horse racing product. As our operations expand, we would likely be able to apply the experience we gain in Internet-based wagering on horse races to other sports, subject to legislative reform and regulatory approval.

Real Estate Portfolio

     Our real estate portfolio includes undeveloped land, as well as land in various stages of development and excess land in the United States, Canada and Austria. We are currently developing a gated residential community, known as Fontana, situated amidst the Fontana Sports golf course and related recreational facilities owned by us. This residential development consists of approximately 75 acres and is located in Oberwaltersdorf, Austria, approximately 15 miles south of Vienna. Fontana is being developed in two phases into a luxury residential community consisting of 116 apartment units and 150 single family homes. The first phase was substantially completed in prior years and we expect to complete the second and final phase of Fontana by 2006. We have changed our marketing concept for our second phase to exclude construction activity and focus only on the sale of residential lots. We also own approximately 1,050 acres of undeveloped land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, which includes a golf course under a long-term lease to a third party. The balance of the land is largely undeveloped, although we are currently grading and performing other preliminary work as we seek zoning and other approvals in order to enhance the value on sale or for other possible uses, including as part of the Company's racing operations.

     In 2000, we acquired approximately 480 acres of land in Palm Beach County, Florida, which we are currently developing into a horse boarding and training center (see "Item 1 - Business - Recent Acquisitions").

     Our real estate portfolio also includes two golf courses. Fontana Sports is a semi-private sports facility which is adjacent to the Fontana residential community. The Fontana Sports facility includes an 18-hole golf course, tennis club, fitness facility and restaurant. The Magna Golf Club, which is being completed in Aurora, Ontario, approximately 30 miles north of Toronto, is scheduled to open in May 2001. We are currently finalizing our marketing plan for the sale of memberships in the Magna Golf Club. The clubhouse is under construction and is expected to be completed in the late summer or early fall of 2001. When completed, the clubhouse will contain a restaurant, a members' lounge and a pro shop. Doug Carrick, one of Canada's leading golf course architects, designed both the Fontana golf course and the Magna Golf Club golf course. Our parent company, Magna International Inc. ("Magna"), is currently paying us an annual access fee of $2.7 million pursuant to an arrangement effective as of March 1, 1999 to access the Fontana Sports facility for Magna-sponsored corporate and charitable events as well as for business development purposes. This access arrangement is scheduled to expire five years after its effective date. Both of our golf courses are subject to rights of first refusal in favor of Magna. For further information regarding these arrangements with Magna, see "Item 13 - Certain Relationships and Related Transactions".

     Finally, we own a portfolio of other real estate in Austria, Canada and the United States, including excess land adjacent to three of our premier racetracks, Santa Anita Park, Gulfstream Park and Golden Gate Fields, totaling approximately 200 acres, and certain land adjacent to and in close proximity to our golf courses. We are currently considering a variety of options with respect to this excess land, including themed entertainment and retail-based developments. Such projects could be pursued in conjunction with developers who would be expected to provide the necessary financing. We intend to continue to gradually sell the balance of our excess non-racing real estate portfolio, excluding the land adjacent to our racetracks, as market conditions permit, in order to provide capital to be used in our business. Accordingly, we are currently servicing, improving and seeking zoning and other approvals for some of these properties in order to enhance their value on sale.

     For financial information on our operating segments see Note 11 to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data" of this Report.

Reorganization

     On November 5, 1999, Magna completed a reorganization of our corporate structure (the "Reorganization"), under which Magna's North American and European non-automotive businesses and real estate assets were transferred to us, including the following:

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

3. All the outstanding capital stock of MEC Projektentwicklungs AG (formerly Magna Projektentwicklungs AG), which, through a subsidiary, owns the land held for development in Ebreichsdorf, Austria.

4. Rights to acquire approximately 160 acres of land and improvements in Aurora, Ontario under a conditional sale agreement with Magna, which is subject to the successful severance of the affected properties. An additional 200 acres, which comprise the Magna Golf Club, was also subject to a conditional sale agreement with a company associated with the members of the family of Frank Stronach, our Chairman and the Chairman of Magna. The purchase of the Magna Golf Club by the Company was completed in October 2000.

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

     On March 13, 2000, upon completion of our spin-off from Magna, there were, 7,176,391 shares of our Class A Subordinate Voting Stock issued and outstanding. In addition, there were 14,823,187 Exchangeable Shares issued and outstanding, 4,362,328 of which are directly or indirectly owned by Magna. On March 26, 2001, Magna directly and indirectly owned all 58,466,056 shares of our Class B Stock. As a result, Magna is entitled to exercise approximately 99% of the total votes attached to all our outstanding stock, is able to elect all our directors and controls us.

Employees

     As of December 31, 2000, we employed approximately 3,200 full-time employees. Due to the seasonal nature of the live horse racing industry, the number of seasonal and part-time employees of MEC will vary considerably throughout the year. Since our inception, we have not had a work stoppage. We consider our relations with our employees to be good. We also believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly-qualified technical and managerial personnel, and upon the continued service of our senior management.

Competition

     We generally do not compete directly with other racetracks for customers because of geographic separation of facilities and differences in seasonal timing of meets. In some cases, the differences in seasonal timing of meets results from the regulatory environment in which racetracks operate. In California, The California Horse Racing Board has annually licensed us and the Oak Tree Racing Association to conduct racing meets at Santa Anita Park and it has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night harness racing and night quarterhorse meets are conducted at other racetracks in Southern California during portions of these meets. Santa Anita Park, Golden Gate Fields and Bay Meadows may face competition if licenses are granted to other racetracks during our meets. In Florida, current tax laws discourage the three Miami-area racetracks from applying for race dates outside of their traditional racing seasons. Currently, the race dates for the three Miami-area racetracks do not overlap. However, commencing July 1, 2001, a new tax structure affecting Florida racetracks is expected to eliminate this deterrent. As a result, Gulfstream Park may face direct competition from other Miami-area racetracks in the future. Gulfstream Park has applied to run its 2002 meet for approximately 85 days between early January and mid-April. Part of this period would overlap with days on which Hialeah Park traditionally operates its meet. We currently compete for customers with off-track wagering facilities and with operators of other forms of gaming and entertainment. We attempt to attract customers by providing high quality racing in appealing facilities, value for money spent and good customer service.

     Several Native American tribes in Florida have recently expressed interest in opening casinos in southern Florida, which could compete with Gulfstream Park. Construction for a casino which will be operated by the Seminole Tribe began in January 2001 and is expected to be completed duing 2002. The opening and operation of this casino, whose site is approximately 30 miles southwest of Gulfstream Park, may negatively impact the business of Gulfstream Park.

     As we implement our strategy to increase the distribution channels for our simulcast horse racing product to include telephone account, interactive television and/or Internet-based wagering, we will likely face competition from competitors with significant experience and advanced market penetration in these distribution channels, including Television Games Network ("TVG"), which is affiliated with Gemstar - TV Guide International, Inc. TVG, which offers live racing video signals in conjunction with its interactive television wagering system, currently markets the signals of a large number of racetracks, some of which are under exclusive contract, including the signal from Churchill Downs' racetracks. We may be able to reduce or eliminate this competitive disadvantage by pursuing this element of our strategy in conjunction with an experienced strategic partner, or through The Racing Network (see "Item 1 - Business - Recent Acquisitions").

     We currently face competition in Austria from developers of residential real estate projects, some of which have greater experience, name recognition and resources than us.

     There are a large number of established golf courses in the vicinity of the Magna Golf Club. As a new club, the Magna Golf Club will have to compete for members with these established courses.

Environmental Matters

     We are subject to a wide range of environmental laws and regulations imposed by governmental authorities relating to wastewater discharge, waste management and storage of hazardous substances. During 2001, we intend to adopt a formal Health, Safety and Environmental Policy pursuant to which we will commit to:

  . conducting our operations in a manner that complies with or exceeds all legal requirements regarding health, safety and the environment;

  . regularly evaluating and monitoring past and present business activities affecting health, safety and the environment;

  . ensuring that a systematic health, safety and environmental review program is implemented and monitored at all times at each of our operations, with a goal of continued improvement in health, safety and environmental matters; and

  . ensuring that adequate reports on health, safety and environmental matters are presented to our Board of Directors, at a minimum, on an annual basis.

     To date, compliance with environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations; however, changes in governmental laws and regulations are ongoing and may make environmental compliance increasingly expensive. We cannot predict future costs that we may incur to meet environmental obligations.

     A subsidiary of Magna has agreed to indemnify us in respect of environmental remediation costs and expenses relating to existing conditions in some of our Austrian real estate properties.

Recent Acquisitions

     A significant proportion of our assets were acquired from our parent company, Magna, and its subsidiaries on a non-arm's length basis pursuant to the Reorganization. Details of the material acquisitions we have made since January 1, 2000 are provided below:

     Pursuant to an amended and restated asset purchase agreement dated as of January 31, 2000, with Great Lakes Downs, Inc. and Great Lakes Downs Cafe, Inc. we acquired the assets and assumed approximately $9.7 million of liabilities of Great Lakes Downs racetrack in Muskegon, Michigan for a purchase price of $1.7 million, which was paid through the issuance of 267,416 shares of our Class A Subordinate Voting Stock. We completed this acquisition on February 29, 2000.

     Pursuant to a purchase agreement dated as of August 25, 2000, we acquired all the issued and outstanding limited liability company interests of Bay Meadows Operating Company LLC and all the issued and outstanding stock of Bay Meadows Catering Company. Bay Meadows Operating Company LLC operates the Bay Meadows Racecourse in San Mateo, California. The purchase price for these interests and stock was $24.1 million, payable in cash. This transaction was completed on November 17, 2000.

     On October 18, 2000, we acquired approximately 480 acres of land in Palm Beach County, Florida ("Boynton Beach") for a total purchase price of $22.2 million. The property is located approximately 30 miles north of Gulfstream Park. We are currently developing a horse boarding and training center on this land to be operated in conjunction with Gulfstream Park.

     Pursuant to a stock purchase agreement dated December 21, 2000, we have agreed to purchase all the issued and outstanding stock of two companies, Ladbroke Racing Pennsylvania, Inc. and Sports Broadcasting, Inc. Ladbroke Racing Pennsylvania, Inc. owns the assets of The Meadows, a harness racetrack located in the Pittsburgh area, four off-track betting facilities located in the Pittsburgh area and a telephone account wagering system known as "Call-A-Bet." Sports Broadcasting, Inc. owns an 18.3 percent equity interest in The Racing Network, which is a television channel devoted to horse race programming which is available by satellite dish. The aggregate purchase price for this acquisition is $53.0 million, of which $26.5 million is payable in cash, $13.25 million is payable by the issuance of a promissory note which is due in two equal instalments on the first and second anniversaries of closing, and the balance of $13.25 million is payable in shares of our Class A Subordinate Voting Stock. This transaction is scheduled to close in early April 2001.

Risk Factors

     The most significant risks and uncertainties we face are described below, but other risks and uncertainties that are not known to us or that we currently believe are not material or are similar to those faced by other companies in our industry may also have a material adverse effect on our business, financial condition or results of operations.

     If any of the following risks, or any of the risks described in the other documents we file with the Securities and Exchange Commission, actually occur, our business, financial condition and results of operations could be materially and adversely affected. In this case, the trading price of shares of our Class A Subordinate Voting Stock and the Exchangeable Shares could decline substantially, and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock or the Exchangeable Shares held by them.

     General Risks Regarding Our Business

     We are a relatively new company with a short history of racetrack operations

     We were incorporated approximately two years ago and acquired our first racetrack in December 1998. Accordingly, we have a relatively short history of racetrack operations and earnings. Two of our seven racetracks, Remington Park and Great Lakes Downs, have historically operated at a loss and we anticipate they may continue to do so for some period of time in the future.

     Our business and our expansion plans may be adversely affected if we do not retain our key personnel

     We will be highly dependent on the services of members of our senior management, most of whom have only recently been hired by us. We also depend on the local management of our racetracks and other operating units. The loss of the services of any of these individuals may adversely affect our leadership and direction, which may impede the implementation of our strategy.

     Our stock price may be volatile

     The trading price of our Class A Subordinate Voting Stock and the Exchangeable Shares may continue to be volatile. Some of the volatility in the past has been due to Magna's institutional shareholders selling their holdings of our Class A Subordinate Voting Stock or Exchangeable Shares because they:

     . are prohibited from holding stock of a company with a significantly smaller market capitalization;

     .    cannot hold stock of a gaming company; or

     .    do not want to hold our stock for any other reason.

     In addition, the following factors have had and may continue to have a significant effect on the market price of our Class A Subordinate Voting Stock and the Exchangeable Shares: fluctuations in our operating profits; the announcement of new wagering and gaming opportunities by us or our competitors; the passage of legislation affecting horse racing or gaming; developments affecting the horse racing or gaming industries generally; sales of substantial amounts of our Class A Subordinate Voting Stock or the Exchangeable Shares; and sales by Magna of our Class A Subordinate Voting Stock held by it, as a result of its stated intention to reduce its majority equity position in us. Moreover, publicly-held horse racing and gaming companies have experienced price and trading volume fluctuations that are often unrelated to these companies' financial condition and results of operations. A shift away from investor interest in gaming companies in general could have a material adverse effect on the market price of our Class A Subordinate Voting Stock and the Exchangeable Shares, regardless of our financial condition and results of operations.

     We may not be able to obtain financing or may be able to obtain it only on unfavorable terms which may affect the viability of our expansion projects or make them more costly

     We may require additional financing in order to expand our operations. It is possible that this financing will not be available or, if available, will not be available on terms which are favorable to us. In addition, Magna has made a commitment to its shareholders that it will not, during the period ending May 31, 2006, without the prior consent of the holders of a majority of Magna's Class A Subordinate Voting Shares, make any further debt or equity investment in, or otherwise provide financial assistance to, us or any of our subsidiaries. See "Item 13 - Certain Relationships and Related Transactions" for a more detailed description of our relationship with Magna.

     We do not plan to pay dividends until the 2004 fiscal year, if at all

     We have not paid any dividends to date, we do not plan to pay any dividends until our fiscal year commencing January 1, 2004 and we cannot give any assurance that we will be in a position to pay dividends then, or thereafter.

     Our relationship with Magna is not at "arm's length" and therefore Magna may influence us to make decisions that are not in the best interests of our other stockholders

     Our relationship with Magna is not at arm's length. Magna owns all our Class B Stock and some Exchangeable Shares, but none of our Class A Subordinate Voting Stock. Accordingly, Magna is entitled to exercise approximately 99% of the total votes attached to all our outstanding stock. Magna is therefore able to elect all our directors and controls us.

Therefore, Magna is able to cause us to effect certain corporate transactions without shareholder consent, subject to applicable law and the fiduciary duties of our directors and officers. In addition, Magna is able to cause or prevent a change in our control. In some cases, the interests of Magna may not be the same as those of other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us.

     For example, Magna has entered into an arrangement with us so as to ensure its access to the Fontana Sports golf course and related recreational facilities in return for an agreed upon fee. This access arrangement expires five years after its effective date, but Magna could prematurely terminate or amend it. The early termination, amendment or non-renewal of this access arrangement could have a material adverse effect on our financial condition and results of operations. Both of our golf courses are subject to rights of first refusal in favor of Magna.

     If we are unable to continue to negotiate satisfactory union contracts, some of our employees may commence a strike which may lead to lost revenues and could have a material adverse effect on our business

     As of December 31, 2000, we employed approximately 3,200 full-time employees, approximately 2,000 of whom are represented by a union. A contract between Gulfstream Park and a local of the International Association of Pari-Mutuel Employees, which covers approximately 500 employees, will expire on March 31, 2001. Although we expect that we will be able to negotiate a new agreement through the collective bargaining process, there is no assurance that we will be able to negotiate a satisfactory contract. Since our inception, we have not had a work stoppage and we consider our relations with our employees to be good; however, we realize that a strike or other work stoppage could lead to lost revenues and have a material adverse effect on our business.

     Gaming Risks

     Our gaming activities are dependent on governmental approvals which, if not granted, could adversely affect our existing business and our growth

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

     The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy, especially with respect to telephone account, interactive television and Internet-based wagering. Telephone account and interactive television-based wagering from home may currently be conducted only through hubs or bases located in certain states. Our expansion opportunities in this area may be limited unless more states change their laws to clearly permit telephone account and interactive television-based wagering. Wagering over the Internet is also subject to extensive legal restriction.

     In the past, certain state and district attorneys general have expressed concern over the legality of interstate home account wagering. In December 2000, legislation was enacted which amends the Interstate Horse Racing Act of 1978. We believe that this amendment clarifies that simulcasting and home account wagering, as conducted by the horse racing industry currently, are authorized under U.S. federal law. It is not entirely clear at this point in time, however, that the amendment will be interpreted in this manner by all concerned, and there may be future challenges to this activity by both state and federal law enforcement authorities.

     Implementation of some of the recommendations of the National Gambling Impact Study Commission could adversely affect our growth prospects

     In August 1996, the United States Congress established the National Gambling Impact Study Commission to conduct a comprehensive study of the social and economic effects of the gambling industry in the United States. This commission reviewed existing federal, state and local policy and practices with respect to the legalization or prohibition of gambling activities with the aim of formulating and proposing changes in these policies and practices and recommending legislation and administrative actions for these proposed changes. On June 18, 1999, the Commission issued a report setting out its findings and conclusions, together with recommendations for legislation and administrative actions. Some of the recommendations were:

     . prohibiting Internet gambling which is not already authorized within the United States or among parties in the United States and any foreign jurisdiction;

     . limiting the expansion of gambling into homes through such mediums as account wagering;

     . banning betting on all collegiate and amateur athletic events; and

     . refusing the introduction of casino-style gambling into pari-mutuel facilities for the primary purpose of saving a pari-mutuel facility that the market has determined no longer serves the community or for the purpose of competing with other forms of gaming.

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

     We face significant competition from operators of other racetracks and other forms of gaming which could decrease the amount wagered at our facilities and adversely affect our profitability

     We face significant competition in each of the jurisdictions in which we have wagering operations and this competition is expected to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. One of our competitors, Churchill Downs Inc., has been in operation for a longer period of time than MEC and may have greater name recognition. We also compete for customers with other sports, entertainment and gaming operators, as well as state governments and native American groups. Competition in the gaming industry is expected to increase due to limited opportunities for future growth in new markets. If we lose customers for any reason, including the factors discussed below, our profitability may be materially adversely affected.

     In addition, Florida tax laws currently discourage the three Miami-area racetracks, Gulfstream Park, Hialeah Park and Calder Race Course, from scheduling concurrent races. We expect that a new tax structure, effective as of July 1, 2001, will eliminate this deterrent. As a result, Gulfstream Park may face direct competition from other Miami-area racetracks in the future. This competition could affect the profitability of Gulfstream Park, which could reduce our overall profitability (see "Item 1- Business - Competition").

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

     Expansion of gaming conducted by Native American tribes may lead to increased competition in our industry which may negatively impact our growth and profitability

     In November 1998, California voters passed Proposition 5, a ballot initiative that would have allowed native American tribes to conduct various gaming activities including pari-mutuel wagering, gambling, some types of card games, and lotteries. On August 23, 1999, the California Supreme Court overturned Proposition 5 on the basis that the initiative violated the state constitution. The California state government has reportedly reached agreements with certain Native American tribes to permit a doubling of the number of gaming machines currently operated by these tribes, as well as the introduction of slot machines and poker and blackjack tables on California native reserves. The governor of California, the state legislature and these Native American tribes jointly sponsored a constitutional amendment which California voters overwhelmingly approved in March 2000. The expansion of gaming conducted by California Native American tribes may lead to increased competition and may have an adverse effect on the profitability of Santa Anita Park, Golden Gate Fields, Bay Meadows and our future growth in California. It may also affect the purses that those tracks are able to offer and therefore negatively affect our ability to attract top horses.

     In addition, several Native American tribes in Florida have recently expressed interest in opening casinos in southern Florida, which could compete with Gulfstream Park (see "Item 1 - Business - Competition").

     If a U.S. federal gaming tax is introduced, our financial results may be adversely affected

     From time to time, U.S. legislators have proposed the imposition of a U.S. federal tax on gross gaming revenues. The imposition of this type of tax could have a material adverse effect on our net income and therefore our overall financial condition.

     Our profitability may be adversely affected if we are unable to integrate recent racetrack acquisitions, which comprise all our horse racing operations, and to complete and integrate future acquisitions

     Our racetrack operations have all been acquired relatively recently. The acquisition of Santa Anita Park was completed in December 1998 and the acquisition of Gulfstream Park was completed in September 1999. The acquisition of Remington Park and Thistledown was completed in November 1999 and the acquisition of Golden Gate Fields was completed in December 1999. In addition, we completed the acquisition of Great Lakes Downs in February 2000 and the acquisition of Bay Meadows in November 2000. These operations have been operating independently in the past under different management. Integrating these businesses into our operations will require a significant dedication of management resources and further expansion of our information systems. This dedication may distract us from our day-to-day operations which could result in less efficient and more costly operations as well as a failure of our management to focus on other important issues.

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

     Since horse racing is conducted outdoors, unfavorable weather conditions, including excessive heat, coolness or rain, may cause races to be cancelled or may reduce attendance and wagering. Since a substantial portion of our gaming expenses are fixed, the loss of scheduled racing days or deterioration of race cards due to unfavorable weather could have a material adverse effect on the profitability of our horse racing operations.

     An earthquake in California could affect our operations at Santa Anita Park, Golden Gate Fields and Bay Meadows, which could adversely impact our cash flow from these racetracks

     Three of our prime racetracks, Santa Anita Park, Golden Gate Fields and Bay Meadows, are located in California and are therefore subject to earthquake risks. Since the structures at our California racetracks are low-rise buildings, the risk of earthquake damage is not considered to be high and, as a result, we do not currently maintain earthquake insurance on these structures. We currently maintain fire insurance for fire risks, including those resulting from earthquakes, subject to policy limits and deductibles. There can be no assurance that earthquakes or the fires often caused by earthquakes will not seriously damage our California racetracks and related properties or that the recoverable amount of insurance proceeds will be sufficient to cover reconstruction costs and other losses suffered fully. If an uninsured or underinsured loss occurs, we could lose anticipated income and cash flows from our California racetracks.

     The current lease of the Bay Meadows property expires in approximately two years and is unlikely to be renewed

     As described under "Item 1 - Business - Bay Meadows" above, the Bay Meadows site lease expires on December 31, 2002 (or March 31, 2003, at the latest). Although we are exploring various alternatives for the conduct of these racing dates at another site, there is a risk that we will be unable to relocate on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

     The profitability of our racetracks is partially dependent upon the size of the local horse population in the areas in which our racetracks are located

     Horse population is a factor in a racetrack's profitability, because it generally affects the average number of horses which run in races during a race meet (i.e. the average "field size"). Larger field sizes generally mean higher wagering and higher wagering revenues due to a number of factors, including the availability of exotic bets. Various factors have posed risks to the horse population in certain areas of the country, including competition from other racetracks and volatility of economics for owners and breeders. Unless we are able to address these challenges by offering a competitive environment, including improved facilities, well-maintained racetracks and better living conditions for backstretch personnel, the profitability of our racetrack operations may be adversely affected.

     Real Estate Ownership and Development Risks

     Owning and developing real estate may involve significant ongoing expenditures or losses that could adversely affect our results of operations

     All real estate investments are subject to risks including: general economic conditions, such as the availability and cost of financing; local real estate conditions, such as an over-supply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. Each segment of the real estate industry is capital intensive and sensitive to interest rates. Further significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property and during the period of making improvements to the property. Further, governments can, under eminent domain laws, take real property for less than an owner might otherwise agree.

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

     We require governmental approvals for some of our properties which may take a long time to obtain or which may not be granted, either of which could adversely affect our existing business or our growth

     Some of our properties will require zoning and other approvals from local government agencies. The process of obtaining these approvals may take many months and there can be no assurance that we will obtain the necessary approvals. Furthermore, in the case of the land held by us in Aurora, Ontario, the transfer of this land to us is conditional on obtaining severance and other approvals. We cannot give any assurance that we will obtain these approvals and we cannot give any assurance that we will ultimately acquire this land. Holding costs accrue while regulatory approvals are being sought and delays can render a project economically unfeasible. If we do not obtain all of these approvals, our plans, growth and profitability could be affected.

     We may not be able to complete expansion projects successfully, which would materially affect our growth and our results of operations

     We intend to develop our racetracks further and possibly expand our gaming activities. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans, including time frames or projected budgets. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Santa Anita Park completed certain upgrades to its facilities in 1999. The disruption caused by these upgrades reduced the total amount wagered at Santa Anita Park's simulcast wagering facilities and attendance at The Oak Tree Meet in 1999. Even if completed in a timely manner, our expansion projects may not be successful, which would affect our growth and could have an adverse effect on our long-term financial projections.

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

Item 3.        Legal Proceedings

     One of our subsidiaries has been named as a defendant in four class actions brought in United States District Courts by various plaintiffs. The plaintiffs in these actions claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II. As a result of the transactions described under "Item 1 - Business - Reorganization" above, we acquired the stock of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of these class action claims. After consolidation of three of these cases in the United States District Court for the District of New Jersey together with over 50 other cases, the presiding judge entered voluntary dismissal orders with prejudice of these three cases and various other cases as a result of agreements reached with plaintiffs' attorneys and the Governments of the United States and the Federal Republic of Germany to dismiss all slave labor cases as a result of the creation of the German Remembrance Fund. The fourth action was not consolidated and awaits finalization of similar Austrian funds dealing with slave labor and property right claims. An Austrian subsidiary of Magna has agreed to indemnify such subsidiary for any damages or expenses associated with this case.

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

                                     Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters

Trading History

     Shares of our Class A Subordinate Voting Stock are listed and quoted for trading on the Nasdaq National Market ("NASDAQ") under the trading symbol "MIEC" and are listed and posted for trading on The Toronto Stock Exchange (the "TSE") under the trading symbol "MIE.A". In addition, Exchangeable Shares of our subsidiary, MEC Holdings (Canada) Inc., each of which is exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock, are listed and posted for trading on the TSE under the trading symbol "MEH". Prior to February 23, 2000, there was no market for the shares of our Class A Subordinate Voting Stock or for the Exchangeable Shares. Shares of our Class A Subordinate Voting Stock commenced trading on a "when issued" basis on February 23, 2000 on NASDAQ and the TSE and commenced regular trading on March 13, 2000. The Exchangeable Shares commenced trading on a "when-issued" basis on the TSE on February 23, 2000 and commenced regular trading on March 13, 2000. As of March 26, 2001, there were approximately 430 holders of record of our Class A Subordinate Voting Stock.

The following table sets forth the high and low closing sale prices, as reported by NASDAQ and the TSE, for our Class A Subordinate Voting Stock during the periods indicated in 2000:

               ----------------------------------------------
                                          NASDAQ     TSE
               ----------------------------------------------
               2000              High  Low   High    Low
               ----------------  ----  ----  -----  -----
               ----------------------------------------------
                                    ($US)        ($Cdn)
               ----------------------------------------------
               1/st/ Quarter*    6.12  3.00   8.75   3.50
               ----------------------------------------------
               2/nd/ Quarter     7.75  2.81  11.45   4.00
               ----------------------------------------------
               3/rd/ Quarter     7.50  5.75  11.65   8.50
               ----------------------------------------------
               4/th/ Quarter     6.70  4.25  10.00   6.40
               ----------------------------------------------

     (* Trading began on a "when issued" basis on NASDAQ and the TSE on February 23, 2000.)

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

Item 6.    Selected Financial Data


     The following table sets forth our selected consolidated financial data as at the dates and for the periods indicated. The selected consolidated financial data for the years ended December 31, 2000 and 1999, the five months ended December 31, 1998 and for the years ended July 31, 1998 and 1997 should be read in conjunction with our consolidated financial statements. The selected financial and operating information should also be read in conjunction with "Item 7. - Management's Discussion and Analysis of Results of Operations and Financial Position" included in this Report.

     Income Statement Data (1)

                                                              Five Months
                                  Year Ended    Year Ended       Ended
                                 December 31,  December 31,    December 31,           Years Ended  July 31,
                                                                            ----------------------------------------
                                      2000         1999          1998 (5)      1998          1997          1996
                              --------------------------------------------------------------------------------------
                                             (In thousands of U.S. Dollars, except per share amounts)
Revenue
     Racetrack (2)                   $355,249      $164,946       $  8,745   $      -   $          -      $      -
     Real estate                       58,314        21,914          6,597     20,486         15,276         2,460
                              ------------------------------------------------------------------------------------
Total revenue                         413,563       186,860         15,342     20,486         15,276         2,460
Costs and Expenses
Racetrack costs and
    Expenses                          336,772       154,809          8,418          -              -             -
Real estate costs and
    Expenses (2)                       50,717        21,820          8,462     25,864         13,879         4,613
Depreciation and
    Amortization                       20,061         7,924          1,649      1,852          1,824           330
Interest expense
    (income), net                         215          (920)         1,221      1,380            955           (59)
Other                                   4,245           454              -          -              -             -
                              ------------------------------------------------------------------------------------
Income (loss) before
    income taxes                        1,553         2,773         (4,408)    (8,610)        (1,382)       (2,424)
                              ====================================================================================
Net income (loss)                    $    441      $    (62)      $ (4,231)   $(8,610)       $(1,382)      $(2,424)
                              ====================================================================================
Income (loss) per share for
    Class A Subordinate
    Voting, Class
    B Stock or
    Exchangeable
    Share:
Basic and diluted (3)                $   0.01      $   0.00       $  (0.05)   $ (0.11)       $ (0.02)      $ (0.03)
                              ====================================================================================
Average number of
    Shares of Class A
    Subordinate Voting,
    Class B Stock and
    Exchangeable
    Shares outstanding
    during the period
    (in thousands):
Basic (3)                              80,422        78,686         78,535     78,535         78,535        78,535
Diluted                                80,424        78,686         78,535     78,535         78,535        78,535
                              ====================================================================================

     Balance Sheet Data (1)

                                                          December 31,                    July 31,
                                                2000          1999      1998      1998      1997     1996
                                          --------------------------------------------------------------------
                                                           (In thousands of U.S. Dollars)
Cash and cash equivalents                   $ 31,976      $ 50,660  $ 12,442  $    295  $    220  $   133
Total assets                                 781,039       760,353   364,142   184,802   113,175   76,219
Total debt (4)                                83,706        45,884    32,335    19,495    18,938   22,614
Magna's net investment/shareholders'
   Equity                                    541,788       547,087   302,502   158,275    87,917   49,985


Notes:

(1) We prepare our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), which differ in some respects from accounting principles generally accepted in Canada ("Canadian GAAP"). For a discussion of the principal differences between U.S. GAAP and Canadian GAAP, see Note 16 in the consolidated financial statements.

(2) Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and guidance provided by EITF 99-19 Recording Revenue Gross as a Principal versus Net as an Agent. Previously, the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "Purses, awards and other" in the Company's consolidated financial statements. In accordance with SAB 101 guidance, the current year quarterly unaudited income statements and the prior year income statements have been retroactively reclassified for all periods presented to comply with the new accounting method.

(3) Assumes the exchange of Exchangeable Shares of MEC Holdings (Canada) Inc., each of which is exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock.

(4) Total debt includes bank indebtedness and long-term debt (including long-term debt due within one year).

(5) Prior to MEC becoming a separate public company, MEC and its parent company, Magna, changed their fiscal year ends from July 31 to December 31, effective December 31, 1998.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data" in this Report.

Overview

     MEC acquires, develops and operates horse racetracks and related pari-mutuel wagering operations. As a complement to our horse racing business, we are exploring the development of electronic media wagering operations, including telephone account, interactive television and Internet-based wagering, as well as real estate projects on the land surrounding some of our racetracks, possibly in conjunction with business partners and subject to regulatory requirements. In addition, we own a real estate portfolio which includes a gated residential project under development together with a championship golf course and related recreational facilities in Europe, another championship golf course scheduled to open this spring in Aurora, Ontario and other real estate. We intend to continue to gradually sell the balance of our non-racing excess real estate portfolio in order to provide capital to be used in our business. Accordingly, we will take steps including servicing our land and obtaining zoning and other approvals to enhance the value of the properties and increase the revenues from sale.

Racetrack operations

     We acquired Santa Anita Park located in Arcadia, California, approximately 14 miles northeast of Los Angeles, one of the premier thoroughbred racetracks in North America, in December 1998. Santa Anita Park operates through the prime winter racing season, commencing December 26 and running until mid to late April each year. In addition, we lease Santa Anita Park to Oak Tree Racing Association which hosts The Oak Tree Meet from the end of September through early November of each year. Santa Anita Park was the site of the Breeder's Cup in both 1986 and 1993.

     On September 1, 1999, we acquired Gulfstream Park, also one of the premier thoroughbred racetracks and pari-mutuel wagering facilities in North America and the host site of the Breeders' Cup on three occasions, most recently in November 1999. Gulfstream Park is located in the cities of Hallandale and Aventura, Florida, between Miami and Fort Lauderdale and operates between early January and mid-March of each year. We have applied to extend our racing dates to mid-April for the 2002 race meet.

     On November 12, 1999, we acquired the Thistledown and Remington Park racetracks in North Randall, Ohio and Oklahoma City, Oklahoma, respectively. Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of 187 racing days between April and December of each year. Remington Park, which operates at a leased facility, offers two thoroughbred horse meets, the first in January and February and the second between August and November, and a 40-day Quarter Horse meet from mid-April to mid-June of each year.

     On December 10, 1999, we acquired the Golden Gate Fields racetrack in Albany and Berkeley, California, approximately 8 miles from downtown Oakland and approximately 11 miles from San Francisco. Golden Gate Fields' 2000 racing season consisted of two meets, one of which ran from late March to mid-June and the other of which ran from mid-November to late December 2000. Commencing with its 2001 racing season, the first meet has changed to run from late December 2000 through to April 1, 2001 and the second meet has changed to run from early November to mid-December 2001. These changes were made in order to improve our racing programs and maximize operational synergies between Golden Gate Fields and our other Northern California racetrack operation, Bay Meadows Racecourse.

     On February 29, 2000, we acquired the assets and assumed certain liabilities of Great Lakes Downs racetrack in Muskegon, Michigan. Great Lakes Downs began operations in January 1999 and operates live racing days beginning in April and ending in early November of each year.

     On November 17, 2000 we completed the acquisition of Bay Meadows Operating Company, LLC. The terms of the transaction allow the Company to conduct racing at the existing Bay Meadows facility until the later of (i) December 31, 2002 and (ii) the end of any racing meet then in progress but not later then March 31, 2003. Bay Meadows Racecourse is located in the city of San Mateo, California, approximately 21 miles south of San Francisco and 31 miles from Golden Gate Fields. The Bay Meadows 2001 racing season will consist of two meets, the first meet running from early April to mid-June and the second meet running from late August to early November. We are currently exploring a number of different sites on which we could operate these race days subsequent to 2002.

     As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Our live racing schedule also dictates that we will earn a substantial portion of our net earnings from racetrack operations in the first quarter of each year, which is when The Santa Anita Meet and the annual meet at Gulfstream Park occur, and commencing in fiscal 2001, when the first Golden Gate Fields meet will occur.

     Our primary source of racetrack revenues are commissions earned from pari-mutuel wagering. Pari-mutuel wagering on horse racing is pooled betting in which individuals bet against each other on the outcome of a horse race. We have no interest in the order of finish in any given race and therefore have no risk in the outcome. A percentage of the pooled wagers is retained by us, a portion paid to the regulatory or taxing authorities and a portion is paid to horsemen in the form of purses. The balance of the pooled wagers is paid to bettors as winnings. Our share of pari-mutuel wagering revenues is based on pre-determined percentages of various categories of the pooled wagers at our racetracks. The maximum pre-determined percentages are approved by state regulators. Pari-mutuel wagering on horse racing occurs on the live races being conducted at racetracks as well as on televised racing signals or simulcasts received or imported by the simulcast wagering facilities located at such racetracks or off-track betting ("OTB") facilities and through home account wagering. Our racetracks have simulcast wagering facilities to complement our live horse racing which enables our patrons to wager on horse races being held at other racetracks. We also generate non-wagering revenues consisting primarily of food and beverage sales, program sales, admissions, parking revenues and income from the rental of facilities to other racing operators.

Real estate operations

     Our real estate portfolio includes undeveloped land, as well as land in various stages of development and excess land in the United States, Canada and Austria. We are currently developing a gated residential community, known as Fontana, situated amidst the Fontana Sports golf course and related recreational facilities owned and operated by us. This residential development consists of approximately 75 acres and is located in Oberwaltersdorf, Austria, approximately 15 miles south of Vienna. Fontana is being developed in two phases into a luxury residential community consisting of 116 apartment units and 150 single-family homes. The first phase was substantially completed in prior years and we expect the second and final phase of Fontana to be completed by 2006. We have changed our marketing concept for our second phase to exclude construction activity and focus only on the sale of residential lots. We also own approximately 1,050 acres of land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, which includes a golf course under a long term lease to a third party. The balance of the land is largely undeveloped, although we are currently grading and performing other preliminary work as we seek zoning and other approvals in order to enhance the value on sale or for other possible uses, including as part of MEC's racing operations.

     In 2000, we acquired approximately 480 acres of land in Palm Beach County, Florida, which we are currently developing into a horse boarding and training center.



     Our real estate portfolio also includes two golf courses, Fontana Sports which is in operation and located in Oberwaltersdorf, Austria, and a second golf course which is being completed in Aurora, Canada, approximately 30 miles north of Toronto, and expected to open in May 2001. We are currently finalizing our marketing plan for the sale of memberships in the Aurora golf course. The clubhouse is under construction and is expected to be completed in the late summer or early fall of 2001. Both of our golf courses are subject to rights of first refusal in favor of Magna. In addition, our real estate portfolio includes approximately 160 acres of mixed-use land adjacent to the Aurora golf course.

     Included in properties under and held for development is excess land adjacent to three of our premier racetracks, Santa Anita Park, Gulfstream Park and Golden Gate Fields, totaling approximately 200 acres. We are currently considering a variety of options with respect to this excess land including themed entertainment and retail based developments which could be developed in conjunction with business partners who would be expected to provide the necessary financing, as the Company does not intend to devote its capital to non-racing real estate development.

     We intend to continue to gradually sell the balance of our excess non-racing real estate portfolio, excluding the land adjacent to our racetracks, in order to provide capital to be used in our business; accordingly we are currently servicing, improving and seeking zoning and other approvals for some of these properties in order to enhance their value on sale.

Results of Operations

Year Ended December 31, 2000 Compared to 1999

Racetrack Operations

     Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and guidance provided by EITF 99-19 "Recording Revenue Gross as a Principal versus Net as an Agent". Previously, the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "Purses, awards and other" in the Company's consolidated financial statements. In accordance with SAB 101 guidance, the current year quarterly unaudited income statements and the prior year income statements have been retroactively reclassified for all periods presented to comply with the new accounting method. This change in method of accounting will enable the Company's financial performance to be compared more readily to other companies in our industry.

          Revenues from our racetrack operations were $355.2 million in 2000 compared to $164.9 million in 1999, an increase of $190.3 million or 115%. The increase in revenues is primarily the result of the additional racetracks acquired in 2000 and in late 1999. Revenues for 2000 reflect the full year live racing and simulcast operations for all of the Company's racetracks except for Great Lakes Downs and Bay Meadows, which were acquired on February 29, 2000 and November 17, 2000, respectively. Revenues for 1999 reflect the full year operations of Santa Anita Park and the operations of Gulfstream Park from September 1, 1999, the date of acquisition, Thistledown and Remington Park from November 12, 1999, their date of acquisition, and Golden Gate Fields from December 10, 1999, the date of acquisition.

          Gross wagering revenues for our racetracks increased 125% to $301.2 million in 2000 compared to $133.9 million in 1999. We derive our gross wagering revenues at our racetracks from the following primary sources:

(a)       Live race days

     . wagers made by patrons at our racetracks on races held at our racetracks;

     . wagers made by patrons at our racetracks on imported simulcast signals for races held at other racetracks in-state and out-of-state; and

     . wagers made by patrons at off-track wagering facilities on exported signals from races held at our racetracks.

(b)       Non-live race days

     . wagers placed by patrons at our racetracks and OTB sites on imported simulcast signals from other racetracks in-state and out-of-state.

          Non-wagering revenues in 2000 were $54.0 million compared to $31.0 million in 1999 an increase of 74%. Non-wagering revenues primarily comprise food and beverage sales, program sales, parking revenues, admissions and income from the rental of facilities to other racing operators. The increase in non-wagering revenues is lower than the increase in gross wagering revenues because a portion of the gross wagering revenues is earned from simulcast export activities which do not provide our racetracks with patrons that would generate these non-wagering revenues.

          Purses, awards and other increased from $85.5 million in 1999 to $190.0 million in 2000. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.9% in 1999 to 63.1% in 2000. Operating costs increased from $63.3 million in 1999 to $128.6 million in 2000. As a percentage of gross wagering and non-wagering revenues, operating costs decreased from 38.4% in 1999 to 36.2% in 2000. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized on the consolidation of racetrack operations during the year. Racetrack general and administrative expenses increased to $18.1 million in 2000 compared to $6.0 million in 1999. The increase is primarily due to the additional racetracks acquired in late 1999 and 2000 and the significant costs incurred to restructure our corporate office and other one time costs of approximately $7.5 million in 2000.

Real estate operations

     Revenues from our real estate operations were $58.3 million in 2000 compared to $21.9 million in 1999. Total real estate revenues less the cost of real estate sold, operating costs and general and administrative expenses increased to $7.6 million in 2000 from $0.1 million in 1999. This increase is primarily attributable to an increase in the number of non-core real estate properties disposed of in 2000 compared to 1999. The increase in activity is a reflection of management's previously stated intent to gradually sell the balance of our excess non-racing real estate portfolio, which is not viewed as being strategic for the enhancement of our premier racetracks, in order to provide capital to be used to support our business.

Depreciation and amortization

     Depreciation and amortization increased by $12.2 million to $20.1 million for 2000 compared to $7.9 million in 1999. This increase reflects a full year depreciation and amortization charge related to Gulfstream Park, Thistledown, Remington Park and Golden Gate Fields acquired in the second half of 1999 and a partial year depreciation and amortization charge related to Great Lakes Downs and Bay Meadows acquired in 2000.

Interest income and expense

     Our net interest expense for 2000 was $0.2 million compared to net interest income of ($0.9) million for 1999. The higher net interest expense is attributable to the increase in long-term debt in 2000 primarily related to the financing of the Bay Meadows acquisition and racing related real estate property additions.

Income tax provision

     We recorded an income tax provision of $1.1 million on income before income taxes of $1.6 million for 2000 compared to an income tax provision of $2.8 million on income before income taxes of $2.8 million for 1999. Our effective income tax rate in 2000 compared to 1999 decreased primarily as a result of the lower level of operating losses in 2000 that were not tax benefited.

Year Ended December 31, 1999 Compared to 1998

     Prior to MEC becoming a separate public company, MEC and its parent company, Magna, changed their fiscal year ends from July 31 to December 31, effective December 31, 1998. As a consequence of the change in year end, the Company reported a five month period ended December 31, 1998 in the consolidated financial statements. Throughout this part of Management's Discussion and Analysis of Results of Operations and Financial Position ("M,D&A") all amounts for the year ended December 31, 1999 are compared to the unaudited results for the year ended December 31, 1998. Our comparative consolidated operating results for the years ended December 31, 1999 and 1998 have been restated to reflect the change in the method of accounting for revenue recognition discussed earlier in this M,D&A.


(United States dollars in thousands)                                                  Years ended
                                                                          December 31,           December 31,
                                                                              1999                   1998
--------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
 Revenue
 Racetrack
                Wagering                                                        133,924                  7,306
                Non-wagering                                                     31,022                  1,439
 Real estate
                Sale of real estate                                               2,544                      -
                Rental and other                                                 19,370                 21,239
--------------------------------------------------------------------------------------------------------------
                                                                                186,860                 29,984
--------------------------------------------------------------------------------------------------------------

 Costs and expenses
 Racetrack
                Purses, awards and other                                         85,520                  4,793
                Operating costs                                                  63,302                  3,461
                General and administrative                                        5,987                    164
 Real estate
                Real estate sold                                                  1,916                      -
                Operating costs                                                  18,071                 25,348
                General and administrative                                        1,833                  2,004
 Depreciation and amortization                                                    7,924                  2,762
 Interest expense                                                                 1,666                  2,106
 Interest income                                                                 (2,586)                   (31)
 Other expenses                                                                     454                      -
--------------------------------------------------------------------------------------------------------------
                                                                                184,087                 40,607
--------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                                2,773                (10,623)
 Income tax provision (benefit)                                                   2,835                   (177)
--------------------------------------------------------------------------------------------------------------
 Net loss                                                                           (62)               (10,446)
==============================================================================================================

Racetrack operations

     Revenues from our racetrack operations were $164.9 million for 1999. Santa Anita Park contributed revenues of $147.9 million and the remaining racetracks that were acquired in late 1999 contributed $17.0 million. Santa Anita Park's full year 1999 operations are reflected in our consolidated results. The other racetracks' operations are only reflected in our consolidated results from the date of acquisition. We earned no revenues from our racetrack operations at Gulfstream Park, Thistledown and Remington Park, and Golden Gate Fields in the comparable 1998 period as they were acquired in September 1999, November, 1999 and December 1999, respectively. Our total revenues from racetrack operations in the comparable 1998 period of $8.7 million were attributable to Santa Anita Park which was acquired on December 10, 1998 and included only a few race days in 1998.

     In 1999, our gross wagering revenues for our racetracks were $133.9 million and non-wagering revenues were $31.0 million. Santa Anita Park earned $27.8 million and the other racetracks earned $3.2 million of our non-wagering revenues for 1999. The major components of non-wagering revenues were admission related revenues of $13.7 million (comprising primarily admissions, parking and program sales) and food and beverage sales of $9.9 million, collectively representing 76% of total non-wagering revenues.

     Racetrack costs and expenses, before depreciation and interest, were $154.8 million for 1999. Santa Anita Park incurred costs and expenses of $134.5 million with the remaining racetracks incurring $20.3 million. Santa Anita Park's share of costs for purses, awards and other was $76.6 million, with the remaining racetracks incurring $8.9 million. The major components of our operating costs and general and administrative expenses were payroll costs of $38.8 million and marketing and advertising costs of $6.2 million. The costs and expenses of Gulfstream Park, Thistledown, Remington Park and Golden Gate Fields were minimal during 1999 since these racetracks' costs are only reflected in our consolidated results from their respective dates of acquisition, all of which were in late 1999. In addition, these racetracks had few live race days in 1999 subsequent to their acquisition date.

Real estate operations

     Revenues from our real estate operations were $21.9 million for 1999 compared to $21.2 million for 1998. Revenues from real estate operations for 1999 were comprised of $2.5 million for the sale of real estate and $19.4 million for rental and other. There were no revenues from the sale of real estate for 1998. Rental and other revenues decreased $1.9 million for 1999 compared to 1998. The decrease in rental and other revenue is primarily attributable to a reduction in house building activity at the Fontana residential development, which was nearing completion of the first phase of a two phase development plan. Partially offsetting the decrease in revenues was increased membership and other usage revenue at Fontana Sports, including $2.3 million related to Magna's access fee agreement with Fontana Sports which commenced

March 1, 1999 and will provide $2.7 million annually until March 1, 2004. We also generated increased rental revenues on some properties acquired during the comparative period. Revenues from our remaining real estate operations were substantially unchanged.

     Real estate costs and expenses, before depreciation and interest, were $21.8 million for 1999 compared to $27.4 million for 1998. The reduction is attributable to the decrease in housing activity at the Fontana residential development. In addition, we incurred costs in 1998 related to the potential development of a theme park on approximately 1,050 acres of our land in Ebreichsdorf near Vienna, Austria which was acquired by us during the year ended July 31, 1997. Costs included consultants' fees associated with feasibility studies, alternative theme park designs, market analysis, presentation brochures, site models and alternative site investigations. In May 1999, we announced that we were unable to obtain the various permits and approvals that would have been required to potentially develop this property as a theme park. Costs and expenses of our remaining real estate operations were substantially unchanged.

Depreciation and amortization

     Depreciation and amortization expense increased by $5.1 million to $7.9 million for 1999 compared to $2.8 million in 1998. The increase is substantially attributable to our acquisition of Santa Anita Park on December 10, 1998, San Luis Rey Downs, a southern California-based horse boarding and training center, on May 1, 1999, Gulfstream Park on September 1, 1999, Thistledown and Remington Park on November 12, 1999 and Golden Gate Fields on December 10, 1999 and recording a full year of depreciation on properties acquired in calendar 1998.

Interest income and expense

     Our net interest income for 1999 was ($0.9) million compared to net interest expense of $2.1 million for 1998. The higher net interest income was primarily a result of interest income on higher cash balances in the year. The increase in cash balances is attributable to Magna's equity investment in the Company in the third quarter of 1999.

Income tax provision

     We recorded an income tax provision of $2.8 million on income before income taxes of $2.8 million for 1999 compared to an income tax benefit of $0.2 million on a loss before income taxes of $10.6 million for 1998. Our income tax provision relates primarily to the income of our racetrack operations which was calculated based on a consolidated tax sharing arrangement. The tax benefit of our losses from other operations has not been recognized for accounting purposes.

Financial Position, Liquidity and Capital Resources

     Until December 31, 1999, we financed our operations primarily through contributions by our majority shareholder, Magna. Magna has made a commitment to its shareholders that, during the period to May 31, 2006, it will not without the prior consent of the holders of a majority of Magna's Class A Subordinate Voting Shares:

(i) make additional debt or equity investments in, or otherwise give financial assistance to, us or any of our subsidiaries; or

(ii) invest in any non-automotive related businesses or assets other than through its investment in us.

Given the above-described commitment by Magna to its shareholders, during the period subsequent to December 31, 1999 and prior to May 31, 2006, MEC will be required to fund its own operations.

Operating activities

     Cash provided from (used in) operating activities was ($16.1) million, $15.2 million, ($6.3) million and ($7.9) million for the years ended December 31, 2000 and 1999, the five month period ended December 31, 1998, and the year ended July 31, 1998, respectively.

     Cash used in operating activities in 2000 is primarily the result of an increased investment in non-cash working capital to support the additional number of facilities being operated in 2000 partially offset by increases in net income and other non-cash expenses. Cash provided by operating activities in 1999 is primarily a result of cash generated by our Santa Anita Park operations of $13.3 million and some of our other racetracks offset by cash usages at some of our racetracks and our other operations. For all periods prior to January 1, 1999, we incurred losses resulting in negative cash flow from operations.

Investing activities

     Cash used in investing activities was $36.6 million, $215.4 million, $136.7 million and $72.6 million for the years ended December 31, 2000 and 1999, the five month period ended December 31, 1998 and the year ended July 31, 1998, respectively.

     During 2000, $24.1 million was used to acquire Bay Meadows and $54.0 million was spent on real estate property and other fixed asset additions. Expenditures on real estate property included the purchase of property in Palm Beach County, Florida, which the Company is currently developing into a horse boarding and training center, several upgrades to racetrack facilities, normal ongoing maintenance items and continued spending in connection with the Aurora, Ontario golf course project. Cash used in investing activities in 2000 was partially offset by proceeds on the disposal of real estate of $33.4 million.

     Acquisition cash expenditures in 1999 totaled $160.8 million and included $81.2 million to acquire Gulfstream Park, $14.2 million to acquire Thistledown and Remington Park, $59.0 million to acquire Golden Gate Fields and $6.4 million to acquire the operations and real estate assets of San Luis Rey Downs. Also during 1999, $47.4 million was invested in real estate property additions, which included spending on a capital renovation program at Santa Anita Park and the development of the Aurora, Ontario golf course project.

     During the five month period ended December 31, 1998, $118.6 million was used to acquire Santa Anita Park and related real estate and $17.9 million was invested in real estate property additions that included land and related development spending in connection with the Aurora, Ontario golf course project. During the year ended July 31, 1998, $72.5 million was invested in real estate property additions primarily in Austria and Canada.

Financing activities

     Cash provided by financing activities was $34.3 million, $238.5 million, $155.2 million and $80.6 million for the years ended December 31, 2000 and 1999, the five month period ended December 31, 1998 and the year ended July 31, 1998, respectively.

     The cash provided by financing activities for 2000 relates substantially to the issuance of long-term debt of $48.0 million primarily related to the financing of the Bay Meadows acquisition and real estate property additions, partially offset by the repayment of other long-term debt of $15.9 million. Included in these repayments was $6.8 million of debt assumed on the acquisition of Gulfstream Park and the repayment of a portion of the promissory note issued on the acquisition of Golden Gate Fields. Prior to 2000, cash provided by financing activities has been primarily through contributions by Magna. On September 1, 1999, Magna invested an additional $250.0 million in cash, by way of equity contribution.

Working Capital, Cash and Other Resources

     Our investment in non-cash working capital was ($11.1) million at December 31, 2000 compared to ($36.1) million at December 31, 1999. The increased investment in non-cash working capital has been primarily related to the increased number of facilities being operated in the year.

     At December 31, 2000, we had cash and cash equivalents of $32.0 million and total shareholders' equity of $541.8 million. In 1999, we completed the negotiation of two credit facilities for two of our subsidiaries, The Santa Anita Companies, Inc. and the Los Angeles Turf Club, Inc. The two credit facilities consist of a $63.0 million three year term loan facility and a $10.0 million revolving operating line of credit, both of which bear interest at rates ranging between the U.S. Prime Rate and LIBOR plus 2.2% per annum. At December 31, 2000, $7.6 million of the revolving operating line and $48.0 million of the term loan facility were drawn, leaving $17.4 million of available unutilized facilities. Other borrowing facilities include a bank term line of credit for 240 million Austrian Schillings ($17.6 million) which at December 31, 2000 had $9.4 million of unutilized borrowing capacity. We are currently in discussions with our bankers to obtain increased borrowing facilities.

     Our investment in real estate properties at December 31, 2000 totals $539.6 million. Included in this amount are properties available for sale with carrying values of $49.4 million and properties under and held for development with carrying values totaling $149.4 million, components of which could be made available for sale.

     For the year ended December 31, 2000 we spent $54.0 million on real estate property and fixed asset additions. We currently anticipate these capital expenditures to be approximately $50.0 million during the year ending December 31, 2001. These capital expenditures relate to both normal ongoing capital improvements and other strategic facility enhancements.

     On December 21, 2000, we entered an agreement with Ladbroke Racing Corp. and one of its subsidiaries to acquire their account wagering operations, The Meadows harness track, four OTB facilities and an interest in the The Racing Network for a purchase price of $53.0 million. Under the terms of the agreement, one-half of the purchase price will be paid in cash, one-quarter is payable in Class A Subordinate Voting Stock of MEC and one-quarter is payable by way of an MEC promissory note maturing over two years from the date of closing. Subject to receipt of regulatory approval, the transaction is expected to close in early April 2001.

     We believe that our current cash resources, together with cash flow from operations from our racetrack and real estate operations, cash available under the credit facilities described above and additional facilities contemplated and cash proceeds to be realized upon sale of a portion of our real estate portfolio will be sufficient to finance our capital expenditure and acquisition program during the next year. However, we can provide no assurance that we will not be required to seek additional capital. We may, from time to time, seek additional debt and/or equity financing through public or private sources. If additional funds are raised or future acquisitions are effected by the issuance of shares, our shareholders may experience dilution. There is no assurance that adequate debt and/or equity financing will be available to us as needed or, if available, on terms acceptable to us. If adequate financing is not available, our business, financial condition and results of operations could be materially adversely effected.

Outlook

     Through the implementation of our strategy, we have become one of the leading consolidators of premier racetracks in North America. We expect that the ownership of multiple racetracks will result in further cost efficiencies in administration, purchasing and other areas. We expect growth in the revenues of our racetracks through an increase in our simulcast programming to telecast horse racing throughout the year and the combining of simulcast signals from all of our racetracks. The combining of our simulcast signals will increase the exposure of, and the handle at, our smaller racetracks, thereby increasing the revenues available to us to further enhance the quality of the horse racing we offer at these tracks.

     We intend to market our combined simulcast product under the MEC brand name. In addition, through our pending Ladbroke acquisition and other initiatives, we intend to expand our involvement in telephone account, interactive television and Internet-based wagering, possibly in conjunction with strategic partners and subject to regulatory approval. Finally, we expect that our role as a horse racing industry consolidator and our branding strategy will open up attractive merchandising, licensing and marketing opportunities that will increase our revenues.

     We currently own a diverse portfolio of real estate properties in North America and Europe. We intend to sell some of our excess non-racing real estate properties as market conditions permit and are taking steps to maximize the revenues derived from these properties on future sale. We believe the prime location of the real estate enhances our ability to sell, however, there can be no assurance that we will be successful in our efforts to sell these properties.

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

     Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at December 31, 2000, a 1% increase or decrease in interest rates on our line of credit and other variable rate borrowings, would not materially affect annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

Accounting Developments

     Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for the Company's first quarter ending March 31, 2001. SFAS 133 requires that an entity recognize all derivative instruments either as assets or liabilities and measure those instruments at fair value. The Company will adopt SFAS 133 effective January 1, 2001 and does not anticipate that it will have any material impact on its consolidated financial statements.

Forward-looking Statements

This previous discussion contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate", "anticipate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, MEC. These risks, assumptions and uncertainties include, but are not limited to, significant change in laws or regulations governing our industry, competition from operators of other racetracks and from other forms of gaming, including Internet and on-line wagering, a significant decrease in the number of live race days allocated to our racetracks, our continued ability to complete expansion projects designed to generate new revenues and attract new patrons, our ability to sell some of our real estate when we need to or at the price we want, the impact of inclement weather, our ability to integrate recent racetrack acquisitions and changes in the economy. Persons reading this M,D&A are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such forward-looking statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

Item 8. Financial Statements and Supplementary Data

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

                           Magna Entertainment Corp.

                        REPORT OF INDEPENDENT AUDITORS



To the Shareholders of Magna Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999, the five-month period ended December 31, 1998 and the year ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, the five-month period ended December 31, 1998 and the year ended July 31, 1998 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Los Angeles, California                         Ernst & Young LLP
February 2, 2001
Magna Entertainment Corp.

                                           Consolidated Balance Sheets

[U.S. dollars in thousands]
--------------------------------------------------------------------------------------------------------------------------
                                                                                                     December 31,
                                                                   Note                              ------------
                                                                                               2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
--------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                           $     31,976          $     50,660
   Restricted cash                                                                           13,461                 7,752
   Accounts receivable                                                                       33,399                25,887
   Prepaid expenses and other                                                                 7,984                 3,931
--------------------------------------------------------------------------------------------------------------------------
                                                                                             86,820                88,230
--------------------------------------------------------------------------------------------------------------------------
Real estate properties, net                                          3                      539,629               544,899
--------------------------------------------------------------------------------------------------------------------------
Fixed assets, net                                                    4                       28,636                19,890
--------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                    5                      117,561               100,967
--------------------------------------------------------------------------------------------------------------------------
Future tax assets                                                    6                        8,393                 6,367
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $    781,039          $    760,353
--------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                   $      7,609          $      7,259
   Accounts payable                                                                          37,400                34,479
   Accrued salaries and wages                                                                 7,614                 4,442
   Refundable deposits                                                                        2,033                 1,968
   Other accrued liabilities                                                                 14,140                20,980
   Income taxes payable                                              6                        1,111                 7,554
   Long-term debt due within one year                                7                       12,754                19,119
   Deferred revenue                                                                           3,660                 4,282
--------------------------------------------------------------------------------------------------------------------------
                                                                                             86,321               100,083
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                       7                       63,343                19,506
--------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                         14                          234                   494
--------------------------------------------------------------------------------------------------------------------------
Future tax liabilities                                               6                       89,353                93,183
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                   12, 13

Shareholders' equity:
Class A Subordinate Voting Stock                                     8                      100,770                11,500
Exchangeable Shares                                                  8                       57,937               110,000
Class B Stock                                                        8                      394,094               429,455
Contributed surplus                                                                           1,352                    --
Accumulated deficit                                                                          (1,990)               (2,431)
Accumulated comprehensive loss                                       9                      (10,375)               (1,437)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            541,788               547,087
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $    781,039          $    760,353
--------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

Magna Entertainment Corp.


/s/ J. Terrence Lanni                     /s/ Jim McAlpine
    Director                                  Director

                    Consolidated Statements of Operations and
                           Comprehensive Income (Loss)

[U.S. dollars in thousands, except per share figures]
--------------------------------------------------------------------------------------------------------------------------
                                                                                                Five-month           Year
                                                                      Years ended             period ended          ended
                                                                     December 31,             December 31,       July 31,
                                                              --------------------------
                                                Note           2000                 1999              1998           1998
--------------------------------------------------------------------------------------------------------------------------
Revenue                                   11, 12, 15
Racetrack
   Gross wagering                                  1    $   301,288         $    133,924       $     7,306    $        --
   Non-wagering                                              53,961               31,022             1,439             --
Real estate
    Sale of real estate                                      37,630                2,544                --             --
    Rental and other                                         20,684               19,370             6,597         20,486
--------------------------------------------------------------------------------------------------------------------------
                                                            413,563              186,860            15,342         20,486
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Racetrack
   Purses, awards and other                                 190,043               85,520             4,793             --
   Operating costs                                          128,612               63,302             3,461             --
   General and administrative                                18,117                5,987               164             --
Real estate

   Real estate sold                                          30,656                1,916                --             --
   Operating costs                                           18,928               18,071             7,293         24,778
   General and administrative                                 1,133                1,833             1,169          1,086
Depreciation and amortization                                20,061                7,924             1,649          1,852
Predevelopment and other costs                                4,245                  454                --             --
Interest expense                                   7          3,263                1,666             1,236          1,399
Interest income                                    7         (3,048)              (2,586)              (15)           (19)
--------------------------------------------------------------------------------------------------------------------------
                                                            412,010              184,087            19,750         29,096
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 11          1,553                2,773            (4,408)        (8,610)
Income tax provision (benefit)                     6          1,112                2,835              (177)            --
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               441                  (62)           (4,231)        (8,610)
Other comprehensive income (loss)
   Foreign currency translation adjustment                   (8,938)              (7,493)            4,824         (1,951)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                             $    (8,497)        $     (7,555)      $       593    $   (10,561)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) per share for Class A
   Subordinate Voting Stock, Class B
   Stock or Exchangeable Share:

     Basic                                         8    $      0.01         $       0.00       $     (0.05)   $     (0.11)
     Diluted                                       8    $      0.01         $       0.00       $     (0.05)   $     (0.11)
--------------------------------------------------------------------------------------------------------------------------
Average number of shares of Class A
   Subordinate Voting Stock, Class B
   Stock and Exchangeable Shares outstanding
   during the period [in thousands]:

     Basic                                         8         80,422               78,686            78,535         78,535
     Diluted                                       8         80,424               78,686            78,535         78,535
--------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes

Magna Entertainment Corp.

           Consolidated Statements of Changes in Shareholders' Equity

[U.S. dollars in thousands]

                                                                              Class A
                                                                            Subordinate    Exchange-
                                                              Magna's Net      Voting        able      Class B  Contributed
                                                               Investment      Stock        Shares      Stock     Surplus
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at July 31, 1997                        $   87,917    $             $          $             $
          Net loss                                                 (8,610)
          Net contribution by Magna International Inc.             80,919
          Other comprehensive loss                                 (1,951)
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at July 31, 1998                           158,275
          Net loss                                                 (4,231)
          Net contribution by Magna International Inc.            143,634
          Other comprehensive gain                                  4,824
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at December 31, 1998                       302,502
Activity for the three-months ended
   March 31, 1999:
     Net income                                                     9,325
     Net distribution to Magna International Inc.                  (5,542)
     Other comprehensive loss                                      (5,045)
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at March 31, 1999,
   the date at which the net investment was fixed                 301,240
Activity for the seven-month period ended on the date of
 the Reorganization, November 5, 1999:
     Net loss                                                      (6,956)
     Cash contribution by Magna International Inc.                250,000
     Other comprehensive loss                                      (1,011)
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at November 5, 1999 prior
   to the Reorganization                                          543,273
     Completion of the Reorganization as described
       in the principles of consolidation and resulting
       allocation to capital stock and net future tax
       liabilities of $3,818                                     (543,273)                               539,455
-----------------------------------------------------------------------------------------------------------------------------
Magna's net investment at November 5, 1999
   after completion of the Reorganization                              --                                539,455
Activity for the two-months ended December 31, 1999:
     Net loss
     Other comprehensive loss
     Conversion of Class B Stock to Exchangeable Shares                                      110,000    (110,000)
     Issue of shares of Class A Subordinate
       Voting Stock on acquisitions                                               11,500
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                          --         11,500     110,000     429,455
Activity for the year ended December 31, 2000:
     Net income
     Net cash contribution by Magna International Inc.                                                               1,352
     Other comprehensive loss
     Conversion of Class B stock to Class
        A Subordinate Voting Stock                                                35,361                 (35,361)
     Issue of Class A Subordinate Voting
        Stock for an acquisition                                                   1,846
     Conversion of Exchangeable Shares
        to Class A Subordinate Voting
       Stock                                                                      52,063     (52,063)
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                  $       --      $ 100,770    $ 57,937   $ 394,094    $ 1,352
-----------------------------------------------------------------------------------------------------------------------------

                                                                              Other
                                                                           Accumulated
                                                            Accumulated     Comprehen-
                                                              Deficit       sive loss
---------------------------------------------------------------------------------------
Magna's net investment at July 31, 1997                     $              $
          Net loss
          Net contribution by Magna International Inc.
          Other comprehensive loss
---------------------------------------------------------------------------------------
Magna's net investment at July 31, 1998
          Net loss
          Net contribution by Magna International Inc.
          Other comprehensive gain
---------------------------------------------------------------------------------------
Magna's net investment at December 31, 1998
Activity for the three-months ended
   March 31, 1999:
     Net income
     Net distribution to Magna International Inc.
     Other comprehensive loss
---------------------------------------------------------------------------------------
Magna's net investment at March 31, 1999,
   the date at which the net investment was fixed
Activity for the seven-month period ended on the date of
 the Reorganization, November 5, 1999:
     Net loss
     Cash contribution by Magna International Inc.
     Other comprehensive loss
---------------------------------------------------------------------------------------
Magna's net investment at November 5, 1999 prior
   to the Reorganization
     Completion of the Reorganization as described
       in the principles of consolidation and resulting
       allocation to capital stock and net future tax
       liabilities of $3,818
---------------------------------------------------------------------------------------
Magna's net investment at November 5, 1999
   after completion of the Reorganization
Activity for the two-months ended December 31, 1999:
     Net loss                                                 (2,431)
     Other comprehensive loss                                                 (1,437)
     Conversion of Class B Stock to Exchangeable Shares
     Issue of shares of Class A Subordinate
       Voting Stock on acquisitions
---------------------------------------------------------------------------------------
Balances at December 31, 1999                                 (2,431)         (1,437)
Activity for the year ended December 31, 2000:
     Net income                                                  441
     Net cash contribution by Magna International Inc.
     Other comprehensive loss                                                 (8,938)
     Conversion of Class B stock to Class
        A Subordinate Voting Stock
     Issue of Class A Subordinate Voting
        Stock for an acquisition
     Conversion of Exchangeable Shares
        to Class A Subordinate Voting
       Stock
---------------------------------------------------------------------------------------
Balances at December 31, 2000                               $ (1,990)      $ (10,375)
---------------------------------------------------------------------------------------


                             See accompanying notes

Magna Entertainment Corp.


                      Consolidated Statements of Cash Flows

[U.S. dollars in thousands]
--------------------------------------------------------------------------------------------------------------------------
                                                                                                Five-month           Year
                                                                      Years ended             period ended          ended
                                                                     December 31,             December 31,       July 31,
                                                              --------------------------
                                                Note           2000                 1999              1998           1998
--------------------------------------------------------------------------------------------------------------------------
Cash provided from (used for)

OPERATING ACTIVITIES:
Net income (loss)                                       $       441         $        (62)      $    (4,231)   $    (8,610)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
   Depreciation and amortization                             20,021                7,924             1,649          1,852
   Future income taxes                             6         (5,761)              (1,295)             (177)            --
   Gain on disposal of real estate property                  (6,975)                (628)               --             --
-------------------------------------------------------------------------------------------------------------------------
                                                              7,726                5,939            (2,759)        (6,758)
-------------------------------------------------------------------------------------------------------------------------
Changes in non-cash working capital
   Restricted cash                                           (5,709)              (2,691)           (5,061)            --
   Accounts receivable                                       (4,139)              (8,607)           (7,285)          (262)
   Prepaid expenses and other                                 1,563               (2,952)           (2,123)        (1,261)
   Accounts payable                                          (5,179)               4,438             8,526            786
   Accrued salaries and wages                                 3,172                1,653                84             61
   Refundable deposits                                           65                  250               207            654
   Other accrued liabilities                                 (6,840)              11,931               681            266
   Income taxes payable                                      (6,146)               6,042                --             --
   Deferred revenue                                            (622)                (777)            1,381         (1,354)
-------------------------------------------------------------------------------------------------------------------------
                                                            (23,835)               9,287            (3,590)        (1,110)
-------------------------------------------------------------------------------------------------------------------------
                                                            (16,109)              15,226            (6,349)        (7,868)
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash             2        (24,117)            (160,812)         (118,617)            --
Real estate property additions                              (46,493)             (47,430)          (17,944)       (72,460)
Fixed asset additions                                        (7,535)              (9,017)             (124)          (183)
Increase (decrease) in other assets                           8,141                 (683)               --             --
Proceeds on real estate sold to Magna                         6,147                   --                --             --
Proceeds on disposal of real estate                          27,250                2,544                --             --
-------------------------------------------------------------------------------------------------------------------------
                                                            (36,607)            (215,398)         (136,685)       (72,643)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Increase (decrease) in bank indebtedness                        759               (2,722)           11,602         (4,280)
Issuance of long-term debt                                   48,000                   --                48          6,553
Repayment of long-term debt                                 (15,853)              (3,278)             (114)        (2,608)
Contributed capital                            12             1,352                   --                --             --
Net contribution by Magna International Inc.                     --              244,458           143,634         80,919
-------------------------------------------------------------------------------------------------------------------------
                                                             34,258              238,458           155,170         80,584
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
   and cash equivalents                                        (226)                 (68)               11              2
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents during the period                            (18,684)              38,218            12,147             75
Cash and cash equivalents, beginning of period               50,660               12,442               295            220
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $    31,976         $     50,660       $    12,442    $       295
=========================================================================================================================

                            See accompanying notes

Magna Entertainment Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in U.S. dollars following accounting principles generally accepted in the United States ("U.S. GAAP"). These policies are also in conformity, in all material respects, with accounting principles generally accepted in Canada, except as described in Note 16 to the consolidated financial statements.

Principles of Consolidation

Magna Entertainment Corp. (the "Company") was formed to hold and operate all of the non-automotive related assets (including non-automotive real estate) owned by Magna International Inc. and its subsidiaries ("Magna"). Such assets were reorganized under the Company in various stages, and the capital structure was established (see Note 8), over the period from March 31, 1999, Magna's announcement date of the planned formation of the Company, to November 5, 1999, the completion date of the reorganization (the "Reorganization").

The consolidated financial statements prior to November 5, 1999 present the historic financial position and operating results of the assets and liabilities reorganized under the Company on a carve out basis from Magna. To give effect to the continuity of Magna's interest in the assets and liabilities of the Company, all assets and liabilities have been recorded in the consolidated balance sheets at Magna's book values and have been included from the date they were acquired by Magna. All significant intercompany balances and transactions have been eliminated.

The assets and liabilities reorganized under the Company include the following:

Racetrack Operations

 .    All the outstanding capital stock of The Santa Anita Companies, Inc.
     ("SAC"). On December 10, 1998, SAC (formerly 234567 Development Inc., a wholly owned inactive subsidiary of Magna) acquired all of the outstanding capital stock of the Los Angeles Turf Club, Inc. ("LATC") which operates the Santa Anita Park racetrack in California. SAC also acquired 305 acres of related real estate.

 .    All the outstanding capital stock of Gulfstream Park Racing Association,
     Inc. ("Gulfstream") from the date of acquisition, September 1, 1999. Gulfstream operates the Gulfstream Park racetrack, which is located on approximately 255 acres of land in the cities of Hallandale and Aventura, Florida.

 .    All the outstanding capital stock of the Pacific Racing Association and
     Ladbroke Landholdings, Inc. ("Golden Gate") from the date of acquisition, December 10, 1999. Golden Gate operates the Golden Gate Fields racetrack, which is located on approximately 181 acres of land in the cities of Albany and Berkeley, California.

 .    All the outstanding capital stock of Thistledown, Inc. ("Thistledown") and
     Remington Park, Inc. ("Remington") from the date of acquisition, November 12, 1999. These companies operate the Thistledown

Magna Entertainment Corp.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)


     and Remington Park racetracks, which are located on approximately 120 acres of land in the city of North Randall, Ohio and 370 acres of land in the city of Oklahoma City, Oklahoma, respectively. The Remington Park property is leased under an agreement that extends through 2013, with options to renew for five 10-year periods.

 .    The real estate assets of SLRD Thoroughbred Training Center, Inc. ("SLRD").
     SLRD, which operates a horse boarding and training center located in San Diego, California, owns approximately 202 acres of real estate.

Real Estate Operations

 .    All the outstanding capital stock of Fontana Beteiligungs AG (formerly
     Magna Vierte Beteiligungs AG) ("FVB"). Effective January 1, 1999, the assets and liabilities of Magna Liegenschaftsverwaltungs GmbH ("MLV") were split into two companies. Under the split, all of the assets, liabilities, operations and employees of MLV were transferred to FVB except for two real estate properties and an equivalent amount of debt financing due to Magna. The two real estate properties not transferred to FVB were, from their original acquisition date by MLV, leased back to Magna on a triple net lease basis such that Magna was responsible for the operating costs related to the properties. The assets and operations of MLV transferred to FVB include a golf course and adjacent residential development in Oberwaltersdorf, Austria.

 .    All the outstanding capital stock of MEC Projektentwicklungs AG (formerly
     Magna Projektentwicklungs AG) which owns all of the outstanding capital stock of MEC Grundstucksentwicklungs GmbH (formerly Magna
     Grundstucksentwicklungs GmbH) (collectively "MGE"). MGE's primary asset is a parcel of land held for development in Ebreichsdorf, Austria.

 .    Land and improvements in Aurora, Ontario (the "Aurora lands") which are subject to a conditional sale agreement by Magna to the Company. The conditional sale agreement is subject to the successful severance of the affected properties.

 .    Various other parcels of land and improvements (the "vacant land portfolio") and other non-automotive properties, including any incidental operations associated with such properties. Two of these properties are subject to conditional sale agreements.

 .    Rights to acquire, from an affiliated company (see Note 12[a]), approximately 200 acres of land and improvements in Aurora, Ontario. An 18-hole golf course is currently under construction on the property. Construction in progress has also been transferred to the Company, accordingly, all such construction is reflected in the consolidated financial statements of the Company. This project is referred to as the Magna Golf Club (formerly the Aurora Downs golf course).

Magna Entertainment Corp.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)


The consolidated statements of operations and comprehensive income (loss) include the following: (a) the historic revenues and expenses of MLV adjusted to exclude the rental revenues earned, depreciation expense and interest on debt due to Magna all related to the two MLV properties not transferred to FVB; (b) the historic revenues and expenses of MGE; (c) the historic revenues and expenses (which are limited to incidental costs of ownership the most significant of which is property taxes), net of amounts capitalized, related to the Magna Golf Club, the Aurora lands and the vacant land portfolio and other non-automotive properties transferred to the Company; and (d) the historic revenues and expenses of all acquisitions from their date of purchase (see Note
2).

Prior to the Reorganization, the administrative costs associated with managing the Aurora lands, the vacant land portfolio and other non-automotive properties were borne by Magna's real estate management division (the "Division"). The Division was also responsible for administering Magna's automotive related real estate portfolio, none of which has been transferred to the Company. The administrative costs of the Division include personnel costs (salary, benefits, travel), administration office costs and other overheads. Further, the Company has paid no fees to Magna for services provided (including accounting, tax, legal, treasury services and other incidental costs associated with establishing the Company and its operations). An allocation of the Division and Magna's historic administrative costs has been included in these consolidated financial statements based on management's best estimate of the cost of the services provided.

Prior to the Reorganization, interest expense as presented in the consolidated statements of operations and comprehensive income (loss) includes interest on external debt and amounts due to Magna (included in Magna's net investment) held by SAC, LATC, Gulfstream, Golden Gate, Thistledown, Remington, SLRD, FVB, and MGE. No interest has been charged on Magna's net investment in the Magna Golf Club, the Aurora lands and the vacant land portfolio and the other non-automotive properties transferred to the Company. Under the Reorganization, the transfer of these assets by Magna to the Company is by way of an equity investment.

Income taxes for U.S. legal entities have been recorded based on a consolidated tax sharing agreement using the liability method of tax allocation. Income taxes with respect to the other components of the consolidated statements of operations and comprehensive income (loss) have been recorded at statutory rates based on income before taxes as included in the consolidated statements of operations and comprehensive income (loss) as though such components were separate tax paying entities. Given that the revenues and expenses of this latter component of the consolidated statements of operations and comprehensive income (loss) have been prepared on a carve out basis from Magna, the resulting income taxes payable and deferred income tax assets and liabilities have been included in Magna's net investment, prior to November 5, 1999.

Over the period prior to the completion of the Reorganization on November 5, 1999, Magna's net investment also included Magna's net long-term debt investments (subsequently converted into equity investments as part of the Reorganization) and equity investments in the Company created as part of the Reorganization, the accumulated net income (loss) of the Company, contributions by, less distributions to Magna and the currency translation adjustment.

As a result of the basis of presentation described above, the consolidated statements of operations and comprehensive income (loss), prior to the Reorganization, may not necessarily be indicative of the revenues and expenses that would have resulted had the Company historically operated as a stand-alone entity.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on account, demand deposits and short-term investments with original maturities of less than three months and excludes restricted cash which represents cash accounts held by the Company on behalf of horse owners.

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

For long-lived assets not available for sale, the Company assesses periodically whether there are indicators of impairment. If such indicators are present, the Company assesses the recoverability by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based upon using discounted future cash flows, is charged to operations in the period in which such impairment is determined by management.

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

Racing Licenses and Goodwill

Racing licenses and goodwill are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over 20 years, representing the estimated useful lives of such racing licenses and goodwill.

Revenue Recognition

The Company records operating revenues associated with horse racing on a daily basis, except for season admissions which are recorded ratably over the racing season.

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and guidance provided by EITF 99-19 "Recording Revenue Gross as a Principal versus Net as an Agent". Previously the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "Purses, awards and other" in the accompanying income statement. In accordance with SAB 101 guidance, the current year quarterly unaudited income statements and the prior year

Magna Entertainment Corp.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share amounts)


income statements have been retroactively reclassified for all periods presented to comply with the new accounting method.

Revenues from the sale of residential development inventory are recognized in two phases. First, revenue related to sale of land is recognized when the title to the land passes to the purchaser. The remaining revenue is recognized when the unit is constructed by the independent contractor and the collection of the sale proceeds is reasonably assured and all other significant conditions are met. Properties which have been sold, but for which these criteria have not been satisfied, are included in residential development inventory.

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

Seasonality of Revenues

The Company's racetrack business is seasonal in nature. Generally, the Company's horseracing revenues are greater in the first and second quarters of the calendar year than in the third and fourth quarters of the calendar year. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net income.

Advertising

Costs incurred for producing advertising associated with horse racing are generally expensed when the advertising program commences. Advertising costs for the years ended December 31, 2000 and 1999 and the five month period ended December 31, 1998 were $7.5 million, $3.1 million, and $0.2 million, respectively. Costs incurred with respect to promotions for specific live race days are expensed on the applicable race day.

Foreign Exchange

Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the period-end and revenues and expenses were translated at the average rate during the period. Exchange gains or losses on translation of the Company's net equity investment in these operations are deferred in Magna's net investment prior to November 5, 1999. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in comprehensive income (loss) in equity starting November 6, 1999. The appropriate amounts of exchange gains or losses included in accumulated comprehensive income
(loss) are reflected in income when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


liquidation of the investment.

Income Taxes

The Company follows the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, future tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). Statement No. 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement No. 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. We have elected to adopt the disclosure requirements of Statement No. 123 but will account for stock-based compensation under APB 25.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for the Company's first quarter ending March 31, 2001. SFAS 133 requires that an entity recognize all derivative instruments either as assets or liabilities and measure those instruments at fair value. The Company will adopt SFAS 133 effective January 1, 2001, and the adoption will have no material impact on its consolidated financial statements.

Reclassification

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


Certain amounts have been reclassified in the 1999 and 1998 consolidated financial statements to conform with current presentation.

2. BUSINESS ACQUISITIONS

The following acquisitions were accounted for using the purchase method:

[a] Acquisitions in the year ended December 31, 2000

    Great Lakes Downs

    On February 29, 2000 the Company completed the acquisition of Great Lakes Downs, Inc. ("Great Lakes Downs") for a total purchase price, including estimated transaction costs, of $1.8 million (net of cash acquired of $0.08 million). The total purchase price of $1.8 million was paid by the issuance of 267,416 shares of Class A Subordinate Voting Stock. Great Lakes Downs, Inc. operates the Great Lakes Downs racetrack, which is located on approximately 85 acres of land in the city of Muskegon, Michigan.

    Bay Meadows

    On November 17, 2000 the Company completed the acquisition of Bay Meadows Operating Co., LLC and Bay Meadows Catering (collectively "Bay Meadows") for a total purchase price, including estimated transaction costs, of $24.1 million, (net of cash acquired of $0.09 million) payable in cash. Bay Meadows Operating Co., LLC operates the Bay Meadows racetrack, which is located in the city of San Mateo, California. The property on which the Bay Meadows racetrack is located is leased under an agreement that expires on the later of December 31, 2002 or the final date of any horse racing meet in progress on December 31, 2002, but in no event later than March 31, 2003.

    The purchase price, which may be adjusted further, has been allocated to the assets and liabilities acquired as follows:

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

                                                                             Great
                                                                             Lakes              Bay
                                                                             Downs             Meadows            Total
    ---------------------------------------------------------------------------------------------------------------------
    Non-cash working capital (deficit)                                    $   (3,370)          $     701       $   (2,669)
    Real estate properties                                                     7,688                   -            7,688
    Fixed assets                                                               2,399               1,587            3,986
    Other assets                                                               1,340              21,829           23,169
    Debt due within one year                                                    (447)                  -             (447)
    Long-term debt                                                            (5,840)                  -           (5,840)
    ---------------------------------------------------------------------------------------------------------------------
    Net assets acquired and total purchase
      price, net of cash acquired                                         $    1,770           $  24,117       $   25,887
    =====================================================================================================================
    The purchase consideration for these acquisitions is as follows:
    Cash                                                                                                       $   24,117
    Issuance of shares of Class A Subordinate Voting Stock                                                          1,770
    ---------------------------------------------------------------------------------------------------------------------
                                                                                                               $   25,887
    =====================================================================================================================

[b] Acquisitions in the year ended December 31, 1999

    Gulfstream Park

    On September 1, 1999, the Company acquired all the outstanding capital stock of Gulfstream for a purchase price, including estimated transaction costs, of $81.2 million (net of cash acquired of $8.0 million) payable in cash. Gulfstream operates the Gulfstream Park racetrack, which is located on approximately 255 acres of land in the cities of Hallandale and Aventura, Florida.

    Golden Gate Fields

    On December 10, 1999, the Company completed the acquisition of Golden Gate for a total purchase price, including estimated transaction costs, of $83.4 million (net of cash acquired of $1.2 million). Of the total purchase price, $59.1 million was paid in cash, $7.0 million was paid through the issuance of 1,012,195 shares of Class A Subordinate Voting Stock and the balance of $17.3 million, representing the discounted value of a promissory note payable, was satisfied by way of an interest-free promissory note payable, $10.0 million of which matures on the first anniversary of the date of closing and $5.0 million on each of the second and third anniversaries. Golden Gate operates the Golden Gate Fields racetrack, which is located on approximately 181 acres in the cities of Albany and Berkeley, California.

    Thistledown and Remington Park

    On November 12, 1999, the Company completed the acquisitions of Thistledown and Remington for a total purchase price, including estimated transaction costs, of $18.7 million (net of cash acquired of $5.8 million). Of the total purchase price, $14.2 million was paid in cash and the balance of $4.5 million was paid through the issuance of 650,695 shares of Class A Subordinate Voting Stock. These companies operate the Thistledown and Remington Park racetracks, which are located on approximately 120 acres of land in the city of North Randall, Ohio and 370 acres of land in the city of Oklahoma City, Oklahoma, respectively. The

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


    property on which Remington Park is located is leased under a lease that extends through 2013, with options to renew for five 10-year periods.

    San Luis Rey Downs

    In May 1999, the Company acquired the real estate assets of SLRD for cash consideration of $6.4 million. SLRD which operates a horse boarding and training center located in San Diego, California, owns approximately 202 acres of real estate.

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


    The purchase price has been allocated to the assets and liabilities acquired as follows:

                                                                                 Thistledown
                                                Gulfstream      Golden Gate      / Remington           SLRD         Total
    ---------------------------------------------------------------------------------------------------------------------
    Non-cash working capital deficit             $  (3,978)       $  (4,372)       $  (3,739)     $      --    $  (12,089)
    Real estate properties                          81,700           81,971           17,683          6,375       187,729
    Fixed assets                                     1,643            2,046              432             --         4,121
    Other assets                                    62,543           31,614            7,243             --       101,400
    Debt due within one year                        (6,800)              --               --             --        (6,800)
    Deferred income tax liabilities                (53,904)         (27,888)          (2,927)            --       (84,719)
    ---------------------------------------------------------------------------------------------------------------------
    Net assets acquired and total purchase
      price, net of cash acquired                $  81,204        $  83,371        $  18,692      $   6,375    $  189,642
    =====================================================================================================================

    The purchase consideration for these acquisitions is as follows:
    Cash                                                                                                       $  160,812
    Long-term debt (including portion due within one year)                                                         17,330
    Issuance of shares of Class A Subordinate Voting Stock                                                         11,500
    ---------------------------------------------------------------------------------------------------------------------
                                                                                                               $  189,642
    =====================================================================================================================

[c] Acquisition in the five-month period ended December 31, 1998

    Santa Anita Park

    In December 1998, the Company completed the acquisition of the Santa Anita Park racetrack operations and approximately 305 acres of related real estate for $17.6 million and $101.0 million, respectively, for total consideration of $118.6 million payable in cash.

    The purchase price has been allocated to the assets and liabilities acquired as follows:

    ---------------------------------------------------------------------------------------------------------------------
    Net working capital deficit                                                                                $   (7,428)
    Building improvements                                                                                          19,804
    Fixed assets                                                                                                    6,513
    Other long term liabilities                                                                                    (1,317)
    ---------------------------------------------------------------------------------------------------------------------
                                                                                                                   17,572
    Land and buildings                                                                                            101,045
    ---------------------------------------------------------------------------------------------------------------------
                                                                                                               $  118,617
    =====================================================================================================================

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


[d] Pro-forma Impact

    If the acquisitions completed during the years ended December 31, 2000 and 1999 had occurred on January 1, 1999, the Company's unaudited pro forma revenue net of purses, awards and other, would have been $253.4 million and $207.5 million for the years ended December 31, 2000 and 1999, respectively, and pro forma net income would have been $5.3 million and $8.2 million for the years ended December 31, 2000 and 1999, respectively. The Company's actual revenues net of purses, awards and other were $223.5 million and $101.3 million for the years ended December 31, 2000 and 1999, respectively.

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)



3. REAL ESTATE PROPERTIES

Real estate properties consist of:

                                                                                                    December 31,
                                                                                         ---------------------------------
                                                                                           2000                       1999
--------------------------------------------------------------------------------------------------------------------------
Residential development inventory                                                    $   14,233                $    17,460
--------------------------------------------------------------------------------------------------------------------------
Revenue producing properties
Cost
   Land and improvements                                                                161,695                    147,620
   Buildings                                                                            167,862                    135,373
   Construction in progress                                                              15,019                      9,420
--------------------------------------------------------------------------------------------------------------------------
                                                                                        344,576                    292,413
Accumulated depreciation
   Buildings                                                                            (17,923)                    (6,878)
--------------------------------------------------------------------------------------------------------------------------
Revenue producing properties, net                                                       326,653                    285,535
--------------------------------------------------------------------------------------------------------------------------
Properties under and held for development
Cost
   Land and improvements                                                                148,197                    154,402
   Buildings                                                                                  -                        141
   Construction in progress                                                               1,195                      7,168
--------------------------------------------------------------------------------------------------------------------------
Properties under and held for development                                               149,392                    161,711
--------------------------------------------------------------------------------------------------------------------------
Properties available for sale
Cost
   Land and improvements                                                                 32,176                     53,271
   Buildings                                                                             19,758                     27,847
   Furniture and fixtures                                                                     -                      1,362
--------------------------------------------------------------------------------------------------------------------------
                                                                                         51,934                     82,480
Accumulated depreciation
   Buildings                                                                             (2,583)                    (1,570)
   Furniture and fixtures                                                                     -                       (717)
--------------------------------------------------------------------------------------------------------------------------
Properties available for sale, net                                                       49,351                     80,193
--------------------------------------------------------------------------------------------------------------------------
                                                                                     $  539,629                $   544,899
==========================================================================================================================

The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

Properties available for sale consist of properties held in the United States, Canada and Europe. Included in the results of operations for the year ended December 31, 2000 was operating income of $0.8 million, pertaining to properties available for sale (for the year ended December 31, 1999 - $0.8 million; for the five-month period ended December 31, 1998 - $0.1 million; for the year ended July 31, 1998 - $0.1 million).

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)



4. FIXED ASSETS

Fixed assets consist of:
                                                                                                    December 31,
                                                                                        ----------------------------------
                                                                                           2000                       1999
--------------------------------------------------------------------------------------------------------------------------
Cost
   Machinery and equipment                                                              $22,476                 $   19,100
   Furniture and fixtures                                                                11,427                      3,489
--------------------------------------------------------------------------------------------------------------------------
                                                                                         33,903                     22,589

Accumulated depreciation
   Machinery and equipment                                                               (3,983)                    (2,289)
   Furniture and fixtures                                                                (1,284)                      (410)
--------------------------------------------------------------------------------------------------------------------------
                                                                                     $   28,636                $    19,890
==========================================================================================================================

5. OTHER ASSETS

Other assets consist of:
                                                                                                    December 31,
                                                                                         ---------------------------------
                                                                                           2000                       1999
--------------------------------------------------------------------------------------------------------------------------
Racing licenses
   Cost                                                                              $  114,058                $   100,077
   Accumulated amortization                                                              (6,199)                    (1,108)
--------------------------------------------------------------------------------------------------------------------------
                                                                                        107,859                     98,969
Mortgage receivable                                                                       6,492                          -
Prepaid leases                                                                            2,204                      1,298
Goodwill, net                                                                               775                          -
Other                                                                                       231                        700
--------------------------------------------------------------------------------------------------------------------------
                                                                                     $  117,561                $   100,967
==========================================================================================================================

6. INCOME TAXES

[a] Income taxes for SAC, LATC, Gulfstream, FVB (from January 1, 1999), MGE and other separate tax paying legal entities prior to November 5, 1999, were recorded based on their separate tax positions using the liability method of tax allocation. Income taxes with respect to the components of the consolidated statements of operations and comprehensive income (loss) have been recorded at statutory rates based on income before taxes as included in the consolidated statements of operations and comprehensive income (loss) as though such components were separate tax paying entities. Given that the revenues and expenses of these components of the consolidated statements of operations and comprehensive income (loss) have been prepared on a carve out basis from Magna, the resulting income taxes payable and deferred income tax assets and liabilities were included in Magna's net investment, prior to November 5, 1999.

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


[b] The provision for income taxes differs from the expense that would be obtained by applying United States federal statutory rates as a result of the following:

                                                                                                 Five-month           Year
                                                                    Years ended                period ended          ended
                                                                     December 31               December 31,       July 31,
                                                                --------------------
                                                                 2000           1999                   1998           1998
    --------------------------------------------------------------------------------------------------------------------------
    Expected provision (benefit):

    Federal statutory income
      tax rate (35%)                                       $      544    $       971              $  (1,543)    $   (3,014)
    State income tax, net of federal benefit                       84            234                     --             --
    Losses not benefited                                          203          1,512                  1,366          3,014
    Foreign rate differentials                                    242             96                     --             --
    Other                                                          39             22                     --             --
    ----------------------------------------------------------------------------------------------------------------------
    Income tax provision (benefit)                         $    1,112    $     2,835              $    (177)    $       --
    ======================================================================================================================

    At December 31, 2000 and 1999, the Company had U.S. and European income tax loss carry-forwards totaling approximately $17.2 million and $13.4 million, respectively, that have not been recognized for accounting purposes. Of this $17.2 million in tax loss carry-forwards at December 31, 2000, $8.6 million will have no expiration date and the remainder will expire in the following years:

    Year:

    2010                                                                                                        $    1,100
    2016                                                                                                             1,900
    2017                                                                                                               500
    2018                                                                                                             5,100
    ----------------------------------------------------------------------------------------------------------------------
                                                                                                                $    8,600
    ======================================================================================================================

    There are annual limitations on the utilization of $5.7 million of the loss carry-forwards.

[c] The details of income (loss) before income taxes by jurisdiction are as follows:


                                                                    Years ended                  Five-month           Year
                                                                    December 31,               period ended          ended
                                                                --------------------           December 31,       July 31,
                                                                 2000           1999                   1998           1998
    ----------------------------------------------------------------------------------------------------------------------
    United States                                          $     (605)   $     4,506              $    (540)    $     (243)
    Foreign                                                     2,158         (1,733)                (3,868)        (8,367)
    ----------------------------------------------------------------------------------------------------------------------
                                                           $    1,553    $     2,773              $  (4,408)    $   (8,610)
    ======================================================================================================================

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)



[d] The details of the income tax provision (benefit) are as follows:


                                                                    Years ended                  Five-month           Year
                                                                    December 31,               period ended          ended
                                                                --------------------           December 31,       July 31,
                                                                 2000           1999                   1998           1998
    ----------------------------------------------------------------------------------------------------------------------
    Current provision
      United States                                        $       --    $     2,178              $      --     $       --
      Foreign                                                   3,160          1,952                     --             --
    ----------------------------------------------------------------------------------------------------------------------
                                                                3,160          4,130                     --             --
    ----------------------------------------------------------------------------------------------------------------------
    Future provision
      United States                                              (323)          (345)                  (177)            --
      Foreign                                                  (1,725)          (950)                    --             --
    ----------------------------------------------------------------------------------------------------------------------
                                                               (2,048)        (1,295)                  (177)            --
    ----------------------------------------------------------------------------------------------------------------------
                                                           $    1,112     $    2,835              $    (177)    $       --
    ----------------------------------------------------------------------------------------------------------------------

[e] Future income taxes have been provided on temporary differences, which consist of the following:


                                                                    Years ended                  Five-month           Year
                                                                    December 31,               period ended          ended
                                                                --------------------           December 31,       July 31,
                                                                 2000           1999                   1998           1998
    ----------------------------------------------------------------------------------------------------------------------
    Amortization of purchase accounting fair
      value increments, not allowed for
      tax purposes                                         $   (2,174)   $      (522)             $      --     $       --
    Tax gain in excess of book gain
      on disposal of real estate property                        (751)          (640)                    --             --
    Tax gain on revaluation of foreign real estate                 --           (310)                    --             --
    Tax benefit of loss carry-forwards                           (557)        (1,512)                  (451)          (689)
    Utilization of loss carry-forwards                          1,231            177                     --             --
    Increase in valuation allowance                               203          1,512                    274            689
    ----------------------------------------------------------------------------------------------------------------------
                                                           $   (2,048)   $    (1,295)             $    (177)    $       --
    ----------------------------------------------------------------------------------------------------------------------

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S.dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


[f] Future tax assets and liabilities at December 31, 2000 consist of the following temporary differences:


                                                                                                       December 31,
                                                                                               ---------------------------
                                                                                                   2000               1999
---------------------------------------------------------------------------------------------------------------------------
    Assets
      Real estate properties tax value in excess of book value                           $       17,800       $     18,178
      Tax benefit of loss carryforwards
        Pre-acquisition                                                                           2,614              1,445
        Post-acquisition                                                                          2,936              2,379
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 23,350             22,002
    Valuation allowance
      Valuation allowance against tax benefit of loss carryforwards
        Pre-acquisition                                                                          (1,445)            (1,445)
        Post-acquisition                                                                         (2,582)            (2,379)
      Valuation allowance against tax benefit of real estate
        properties in excess of book value                                                      (10,930)           (11,811)
---------------------------------------------------------------------------------------------------------------------------
      Future tax assets                                                                  $        8,393       $      6,367
===========================================================================================================================
    Liabilities
      Real estate properties book basis in excess of tax basis                           $       52,041       $     51,429
      Other assets book basis in excess of tax basis                                             34,690             41,321
      Other                                                                                       2,622                433
---------------------------------------------------------------------------------------------------------------------------
      Future tax liabilities                                                             $       89,353       $     93,183
===========================================================================================================================

[g] Income taxes paid in cash were $3.2 million for the year ended December 31, 2000 (for the year ended December 31, 1999 - $2.9 million). For the five-month period ended December 31, 1998 and the year ended July 31, 1998 there were no income taxes paid in cash.

7. DEBT AND COMMITMENTS

[a]  The Company's long-term debt consists of the following:

                                                                                                       December 31,
                                                                                               ---------------------------
                                                                                                   2000               1999
---------------------------------------------------------------------------------------------------------------------------
    A three year term loan facility with permitted borrowings of $63 million, bearing interest at LIBOR [London Inter-bank Overnight Rate] plus 2.2% per annum (8.825% at December 31, 2000) with balance due on November 30, 2002, secured by a deed of trust against Santa Anita Park racetrack and related
      real estate.                                                                            $  48,000        $       --


     Non-interest bearing promissory note (imputed interest of 8.675%), payable in three installments, $10.0 million of which matured in 2000, and $5.0
       million which matures in each of 2001 and 2002.                                            8,833             17,330

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S.dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

     Bank term line of credit with permitted borrowings of $17.6 million
       (Austrian Schillings 240 million), bearing interest at EURIBOR plus
       0.625% per annum (5.5% at December 31, 2000), payable quarterly. The advance is repayable in annual installments of $2.9 million (Austrian
       Schillings 40 million) which began on July 31, 1997. The Company has provided two first mortgages on real estate properties, with carrying
       value of $8.2 million at December 31, 2000, as security for this facility.                 8,192              8,776

     Bank term line of credit, repaid with a final balloon payment in June 2000.                     --              6,800

     Mortgages outstanding with various Austrian banks and local governments
       (Austrian Schillings 75 million), bearing interest at rates ranging from
       0.5% to 6.75% per annum, payable in semi-annual installments. The mortgages are repayable over various periods to 2037 and are secured by
       properties with carrying values of $27.2 million at December 31, 2000.                     5,392              5,491

     Mortgage note payable to a commercial bank, bearing interest at 8.95%.
       Quarterly principal and interest payments of $89,045, with balance due at
       December 23, 2001. Secured by real estate, furniture and equipment,
       inventory and accounts receivable.                                                         3,685                 --

     Note payable to a commercial bank, bearing interest at prime plus 1% (10.5%
       at December 31, 2000). Quarterly principal and interest payments of
       $49,631, with balance due at December 23, 2001. Secured by real estate,
       furniture and equipment, inventory and accounts receivable.                                1,192                 --

     Other loans to various subsidiaries from various banks, and city governments, including mortgage loans, equipment loans and a term loan,
       with interest rates ranging from 4% to 9%.                                                   803                228

===========================================================================================================================
                                                                                                 76,097             38,625
     Less due within one year                                                                    12,754             19,119
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $       63,343       $     19,506
===========================================================================================================================

     The Company is in compliance with all of its debt agreements and related covenants.

[b] Future principal repayments on long-term debt at December 31, 2000 are as follows:

     2001                                                                                                     $     12,754
     2002                                                                                                            9,930
     2003                                                                                                           48,231
     2004                                                                                                              220
     2005                                                                                                              194
     Thereafter                                                                                                      4,768
---------------------------------------------------------------------------------------------------------------------------
                                                                                                              $     76,097
===========================================================================================================================

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S.dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

[c]  Interest expense and interest income include:

                                                                    Years ended                  Five-month          Year
                                                                    December 31,               period ended         ended
                                                                --------------------           December 31,       July 31,
                                                                 2000           1999                   1998          1998
---------------------------------------------------------------------------------------------------------------------------
     Interest cost, gross
       External debt                                       $    3,263       $  1,308              $     371     $    1,021
       Magna debt                                                  --            701                  1,055            986
---------------------------------------------------------------------------------------------------------------------------
                                                                3,263          2,009                  1,426          2,007
     Less:  Interest capitalized                                   --            343                    190            608
---------------------------------------------------------------------------------------------------------------------------
     Interest expense                                      $    3,263       $  1,666              $   1,236     $    1,399
===========================================================================================================================
     Interest income
       External                                            $   (3,048)      $   (271)             $     (15)    $      (19)
       Internal                                                    --         (2,315)                    --             --
---------------------------------------------------------------------------------------------------------------------------
                                                           $   (3,048)      $ (2,586)             $     (15)    $      (19)
===========================================================================================================================

     Interest capitalized relates to real estate properties under development.

     Interest paid in cash for the year ended December 31, 2000 was $2.5 million (for the year ended December 31, 1999 - $2.5 million; for the five-month period ended December 31, 1998 - $1.2 million; for the year ended July 31, 1998 - $1.9 million).

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

     In the event that the Class A Subordinate Voting Stock, Class B Stock or Exchangeable shares are subdivided or consolidated, the other classes shall be similarly changed to preserve the relative position of each class.

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all amounts in U.S.dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


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

     Each Exchangeable Share may be exchanged by the holder for one share of Class A Subordinate Voting Stock of the Company. The Exchangeable Shares entitle holders to dividend and other rights economically equivalent to shares of the Company's Class A Subordinate Voting Stock and, through a Voting and Exchange Agreement between Magna, the Company and MEC Holdings (Canada) Inc., to vote at meetings of shareholders of the Company. If not previously exchanged by holders for Class A Subordinate Voting Stock of the Company, the Exchangeable Shares will remain outstanding until October 1, 2001 (or a date after October 1, 2001 but prior to April 1, 2003, as determined by the board of directors of MEC Holdings (Canada) Inc. upon notice to holders of Exchangeable Shares), at which time any Exchangeable Shares still outstanding will be automatically redeemed. The redemption price at such time will be satisfied by the delivery of one share of Class A Subordinate Voting Stock of the Company for each Exchangeable Share. The Exchangeable Shares, which have no par value [authorized - unlimited], have the following attributes:

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

[c] Changes in the Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the years ended December 31, 2000 and 1999 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

                                         Class A Subordinate               Exchangeable
                                            Voting Stock                      Shares                    Class B Stock
                                      ------------------------      -----------------------        ----------------------
                                      Number of         Stated      Number of        Stated        Number of       Stated
                                         shares          value         shares         value           shares        value
     --------------------------------------------------------------------------------------------------------------------
     Issued and outstanding
       at December 31, 1998                  --    $        --             --     $      --               --   $       --
     Issued on completion of
       the Reorganization on
       November 5, 1999                      --             --             --            --       78,535,328      539,455
     Conversion of Class B
       Stock to Exchangeable
       Shares                                --             --     14,823,187       110,000      (14,823,187)    (110,000)
     Issued on acquisitions
       of subsidiaries                1,662,890         11,500             --            --               --           --
     --------------------------------------------------------------------------------------------------------------------
     Issued and outstanding
       at December 31,
       1999                           1,662,890         11,500     14,823,187       110,000       63,712,141      429,455
     Conversion of Class B
       Stock to Class A
       Subordinate Voting
       Stock                          5,246,085         35,361                                    (5,246,085)     (35,361)
     Issued on acquisition
       of subsidiary                    267,416          1,846
     Conversion of
       Exchangeable
       Shares to Class A
       Subordinate Voting
       Stock                          7,015,756         52,063     (7,015,756)      (52,063)
     --------------------------------------------------------------------------------------------------------------------
     Issued and outstanding
       at December 31,
       2000                          14,192,147    $   100,770      7,807,431     $  57,937       58,466,056   $  394,094
     ====================================================================================================================

[d] Basic and diluted earnings per share of Class A Subordinate Voting Stock, Exchangeable Shares or Class B Stock for the year ended December 31, 2000 have been calculated using 80,421,795 and 80,424,138 shares, respectively. Both amounts have used the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilution effect of options to purchase 2,343 shares.

     Basic and diluted loss per share of Class A Subordinate Voting Stock, Exchangeable Shares or Class B Stock for the year ended December 31, 1999 have been calculated using 78,686,300 shares. The total amount is comprised of 63,712,141 shares of Class B Stock and 14,823,187 Exchangeable Shares being

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


     the number of each class outstanding after the completion of all capital transactions under the Reorganization, plus 150,972 shares of Class A Subordinate Voting Stock representing the weighted average number of shares issued on acquisitions of subsidiaries during the year.

     For all periods prior to the year ended December 31, 1999, basic and diluted loss per share of Class A Subordinate Voting Stock, Exchangeable Shares or Class B Stock have been determined using only the 63,712,141 shares of Class B Stock and 14,823,187 Exchangeable Shares issued under the Reorganization.

     The following is a summary of the elements used in calculating basic and diluted earnings per share ("EPS"):

                                                                                                  Five-month           Year
                                                                      Years ended               period ended          ended
                                                                      December 31,              December 31,       July 31,
                                                                  2000           1999                   1998           1998
     ----------------------------------------------------------------------------------------------------------------------
     Net income                                              $     441      $     (62)           $    (4,231)    $   (8,610)
     ======================================================================================================================

     Weighted average shares outstanding                        80,422         78,686                 78,535         78,535
     Net effect of dilutive stock options                            2             --                     --             --
     ----------------------------------------------------------------------------------------------------------------------
     Diluted weighted average shares outstanding                80,424         78,686                 78,535         78,535
     ======================================================================================================================

     EPS:
          Basic                                              $    0.01      $   (0.00)           $     (0.05)    $    (0.11)
     ======================================================================================================================
          Diluted                                            $    0.01      $   (0.00)           $     (0.05)    $    (0.11)
     ======================================================================================================================

9.   CURRENCY TRANSLATION ADJUSTMENT

Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2000, the Company incurred unrealized currency translation losses of $8.9 million from the weakening of the Austrian Schilling and the Canadian dollar against the U.S. dollar (an unrealized loss of $7.5 million for the year ended December 31, 1999, an unrealized gain of $4.8 million for the five-month period ended December 31, 1998, and an unrealized loss of $2.0 million for the year ended July 31, 1998).

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


10.  FINANCIAL INSTRUMENTS

[a]  Fair Value

     The methods and assumptions used to estimate the fair value of financial instruments are described below. Management has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

     Cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable, income taxes payable, refundable deposits and accrued liabilities

     Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

     Long-term debt

     The fair value of the Company's long-term debt, based on current rates for debt with similar terms and maturities, is not materially different from its carrying value.

[b]  Credit Risk

     The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable.

     Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade credit rating. Credit risk is further reduced by limiting the amount which is invested in any one government or corporation.

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

                                                   Year ended December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                       Racetrack            Real Estate
                                                                      Operations             Operations              Total
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                           $      355,249          $      58,314      $     413,563
==========================================================================================================================

Income (loss) before income taxes                                         (3,863)                 5,416              1,553
==========================================================================================================================

Real estate properties and fixed asset additions                          46,128                  7,298             53,426
==========================================================================================================================

Real estate properties, fixed and other assets, net                      418,311                267,515            685,826
Current assets                                                                                                      86,820
Future tax assets                                                                                                    8,393
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 $     781,039
==========================================================================================================================

                                                   Year ended December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                       Racetrack            Real Estate
                                                                      Operations             Operations              Total
--------------------------------------------------------------------------------------------------------------------------

Revenue                                                           $      164,946          $      21,914      $     186,860
==========================================================================================================================

Income (loss) before income taxes                                          5,418                 (2,645)             2,773
==========================================================================================================================

Real estate properties and fixed asset additions                          48,199                  8,340             56,539
==========================================================================================================================

Real estate properties, fixed and other assets, net                      382,235                283,521            665,756
Current assets                                                                                                      88,230
Future tax assets                                                                                                    6,367
--------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                                 $     760,353
==========================================================================================================================

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

                                             Five-month period ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                       Racetrack            Real Estate
                                                                      Operations             Operations              Total
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                           $        8,745          $       6,597      $      15,342
==========================================================================================================================

Loss before income taxes                                                    (435)                (3,973)            (4,408)
==========================================================================================================================

Real estate properties and fixed asset additions                             633                 17,435             18,068
==========================================================================================================================

Real estate properties, fixed and other assets, net                       75,267                259,644            334,911
Current assets                                                                                                      29,054
Future tax assets                                                                                                      177
--------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                                 $     364,142
==========================================================================================================================


                                                     Year ended July 31, 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                       Racetrack            Real Estate
                                                                      Operations             Operations              Total
--------------------------------------------------------------------------------------------------------------------------

Revenue                                                                       --          $      20,486      $      20,486
==========================================================================================================================

Loss before income taxes                                                      --                 (8,610)            (8,610)
==========================================================================================================================

Real estate properties and fixed asset additions                              --                 72,643             72,643
==========================================================================================================================

Real estate properties, fixed and other assets, net                           --                182,889            182,889
Current assets                                                                                                       1,913
Future tax assets                                                                                                       --
--------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                                 $     184,802
==========================================================================================================================

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)



Geographic Segments

Revenue by geographic segment of the Company is as follows:


                                                                    Years ended                  Five-month           Year
                                                                    December 31,               period ended          ended
                                                                --------------------           December 31,       July 31,
                                                                 2000           1999                   1998           1998
--------------------------------------------------------------------------------------------------------------------------
United States                                             $   362,749     $  167,262             $    9,500     $    1,698
Canada                                                         24,545              -                      -              -
Europe                                                         26,269         19,598                  5,842         18,788
--------------------------------------------------------------------------------------------------------------------------
                                                          $   413,563     $  186,860             $   15,342     $   20,486
==========================================================================================================================

Real estate properties, fixed and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

                                                                                                     December 31,
                                                                                          --------------------------------
                                                                                          2000                        1999
--------------------------------------------------------------------------------------------------------------------------
United States                                                                        $  539,047              $     483,117
Canada                                                                                   58,967                     75,070
Europe                                                                                   87,812                    107,569
--------------------------------------------------------------------------------------------------------------------------
                                                                                     $  685,826              $     665,756
==========================================================================================================================

12. TRANSACTIONS WITH RELATED PARTIES

[a] During the year ended December 31, 2000, the Company purchased from a company associated with members of the family of Mr. F. Stronach, the Chairman of the Board and a Director of the Company and the Chairman of the Board of Magna, and Mr. A. Stronach, the Vice-President, Corporate Development and a Director of the Company, approximately 200 acres of land and improvements in Aurora, Ontario for a purchase price of approximately $11.0 million. This land is adjacent to land currently owned by Magna and other land subject to a conditional sale agreement by Magna to the Company. The purchase agreement for the land was originally entered into by Magna during the five-month period ended December 31, 1998, following review and approval by the unrelated members of the Magna Board of Directors. The purchase was completed in October, 2000 after the satisfaction of certain conditions, including the registration of a Plan of Subdivision following the approval of the relevant government authorities. The rights to acquire this land and improvements, as well as golf course construction in progress funded by Magna, were transferred to the Company as part of the Reorganization. The total amount included in properties under and held for development on the consolidated balance sheet at December 31, 2000 and 1999 for this project is $25.4 million and $19.8 million, respectively.

[b] Properties under and held for development includes $18.2 million which represents the book value of the Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional

Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


     sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $18.2 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

[c] Properties available for sale includes $4.2 million, which represents the book value of vacant land, transferred to the Company by Magna under two conditional sale agreements. The conditional sale agreements are subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the properties, Magna must return $4.2 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

[d] The Company had granted a limited term option to Magna to reacquire a real estate property for a fixed price equal to its book value of 50 million Austrian Schillings ($3.7 million). This option was exercised during 2000.

[e] Effective March 1, 1999, the Company began charging Magna an access fee for its use of the golf course and related facilities in Oberwaltersdorf, Austria. The agreement, which expires on March 1, 2004, stipulates a yearly fee amounting to $2.7 million. During the years ended December 31, 2000 and 1999, $2.7 million and $2.3 million, respectively, have been recognized in revenue related to this fee.

     The Company has granted Magna a right of first refusal to purchase the Company's two golf courses.

[f] During the year ended December 31, 2000 the Company sold to a company associated with members of the family of Mr. F. Stronach and Mr. A. Stronach approximately three acres of land in Aurora, Ontario for a sale price of approximately $0.2 million.

[g] During the year ended December 31, 2000 the Company sold to Magna approximately 24.5 acres of land in Vaughan, Ontario for a sale price of approximately $5.8 million. The gain on the sale of the property of approximately $1.4 million is reported, net of tax, as a contribution to equity.

[h] One of the Company's subsidiaries has been named as a defendant in four class actions brought in United States District Courts by various plaintiffs. The plaintiffs in these actions claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II. As a result of the Reorganization, the Company acquired the shares of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of these class action claims. After consolidation of three of these cases in the United States District Court for the District of New Jersey together with over 50 other cases, the presiding judge entered voluntary dismissal orders with prejudice of these three cases and various other cases as a result of agreements reached with plaintiffs' attorneys and the Governments of the United States and the Federal Republic of Germany to dismiss all slave labor cases as a result of the creation of the German Remembrance Fund. The fourth action was not consolidated and awaits finalization of similar Austrian funds dealing with slave labor and property right claims. An Austrian subsidiary of Magna has agreed to indemnify such subsidiary for any damages or expenses associated with this case.

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


[i] A subsidiary of Magna has agreed to indemnify the Company in respect of environmental remediation costs and expenses relating to existing conditions in certain of the Company's Austrian real estate properties.

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

[c] The Company has issued letters of credit to guarantee various construction projects related to activity of a subsidiary. These letters of credit amount to $5.3 million with expiration dates ranging from February 21, 2001 through December 8, 2001.

[d] At December 31, 2000, the Company had commitments under operating leases requiring annual rental payments for the fiscal periods ending December 31 as follows:

     --------------------------------------------------------------------------

     2001                                                         $       2,793
     2002                                                                 1,834
     2003                                                                   896
     2004                                                                   296
     2005                                                                   177
     Thereafter                                                           1,063
     --------------------------------------------------------------------------
                                                                  $       7,059
     ==========================================================================

     For the year ended December 31, 2000, payments under operating leases amounted to approximately $3.0 million (for the year ended December 31, 1999 - $767 thousand; for the five-month period ended December 31, 1998 - $39 thousand; for the year ended July 31, 1998 - $44 thousand).

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


14. EMPLOYEE BENEFIT AND STOCK OPTIONS

Employee Defined Benefit Plans

With the acquisition of the Santa Anita Park racetrack in December 1998, the Company assumed the assets and liabilities of the Retirement Income Plan discussed below.

This plan consists of a non-contributory defined benefit retirement plan for year-round employees who are at least 21 years of age, have one or more years of service, and are not covered by collective bargaining agreements. Plan assets consist of a group of annuity contracts with a life insurance company. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law. In the event of a "change in control," participants in the defined benefit retirement plan will become fully vested in plan benefits. This occurred on December 10, 1998.

The Santa Anita Park racetrack was acquired in December 1998, and the Company had no defined benefit plans prior thereto. Accordingly, a reconciliation of the benefit obligation, plan assets, funded assets of the plan and the components of the net periodic benefit cost has not been provided for the five-month period ended December 31, 1998 or the year ended July 31, 1998. The benefit obligation and fair value of plan assets as of December 31, 1998 was $8.7 million and $7.4 million, respectively.

The accrued pension cost is included in other long-term liabilities in the consolidated balance sheets.

The net periodic pension cost of the Company for the years ended December 31, 2000 and 1999 included the following components:

                                                              Years ended
                                                              December 31,
                                                         2000             1999
------------------------------------------------------------------------------
Components of net periodic pension cost:
     Service cost                                    $    196         $    392
     Interest cost on projected benefit obligation        588              573
     Actual return on plan assets                        (922)            (942)
     Net amortization and deferral                        348              485
------------------------------------------------------------------------------
Net periodic pension cost                            $    210         $    508
==============================================================================

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan.

                                                                     Years ended
                                                                     December 31,
                                                              2000               1999
---------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at beginning of period            $    8,669        $     8,668
     Service cost                                                196                392
     Interest cost                                               588                573
     Benefits paid                                              (537)              (508)
     Actuarial losses                                            282               (456)
---------------------------------------------------------------------------------------
Benefit obligation at end of period                            9,198              8,669
=======================================================================================

Change in plan assets:
     Fair value of plan assets at beginning of period          8,287              7,351
     Actual return on plan assets                                922                942
     Company contributions                                       470                502
     Benefits paid                                              (537)              (508)
---------------------------------------------------------------------------------------
Fair value of plan assets at end of period                     9,142              8,287
=======================================================================================

Funded status of plan (underfunded)                              (56)              (382)
Unrecognized net gain                                           (178)              (112)
---------------------------------------------------------------------------------------
Net pension liability                                     $     (234)       $      (494)
=======================================================================================

Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                                      Years ended
                                                                       December 31,
                                                                   2000           1999
---------------------------------------------------------------------------------------
Weighted average discount rate                                      7.0%            7.0%
                                                                    5.0%            5.0%
Weighted average rate of increase in compensation levels
                                                                    8.0%            8.0%
Expected long-term rate of return

The measurement date and related assumptions for the funded status of the Company's retirement income plan were as of the end of the year.

The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $3.8 million and $4.8 million, respectively, for the years

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


ended December 31, 2000 and 1999. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

The Company offers various 401(k) plans (the "Plans") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the Plans. Discretionary matching contributions are determined each year by the Company. The Company contributed to the Plans $273 thousand in the year ended December 31, 2000 and approximately $223 thousand in 1999 from the dates of acquisition through December 31, 1999.

Long-Term Incentive Plan

The Company has a Long-Term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 8.0 million shares could be issued under the Plan, of which
6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.5 million are available for issuance pursuant to any other type of award under the Plan.

During 2000, the Company has granted stock options to certain directors, officers and key employees to purchase shares of the Company's Class A Subordinate Voting Stock. The majority of the stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to four years from the date of grant at rates of 1/5/th/ to 1/3/rd/ per year and expire on December 31, 2009 subject to earlier cancellation in the events specified in the stock option agreements entered into by the Company with each recipient of options. The exercise price of the options ranges from $4.875 to $7.00.

Information with respect to shares under option as of December 31, 2000 is as follows:


                                                                    Shares Subject                               Weighted
                                                                         to Option                 Average Exercise Price
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                     --                          $            --
            Granted                                                     4,665,000                                     6.39
            Exercised                                                          --                                       --
            Forfeited                                                    (843,334)                                    6.73
            Expired                                                            --                                       --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                              3,821,666                                     6.31
==========================================================================================================================

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


Information regarding stock options outstanding as of December 31, 2000 is as follows:


                                                                           Options                                Options
                                                                       Outstanding                            Exercisable
--------------------------------------------------------------------------------------------------------------------------
Number                                                                 3,821,666                                 1,451,000
Weighted average exercise price                                $            6.31                        $             6.41
Weighted average remaining contractual
   life (years)                                                              8.4                                       7.5

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standard No, 123 "Accounting and Disclosure of Stock-Based Compensation" ("FAS No. 123") and has been determined as if the Company had accounted for its stock options under the fair value method under FAS No. 123. The average fair values of the stock option grants were $1.07. The fair value of stock option grants were estimated at the date of grant using the following assumptions:

Risk Free Interest rates                                              5% to 5.5%
Dividend yields                                                               0%
Volatility factors of expected market price of
   Class A Subordinate Voting  Stock                                      0.001
Weighted average expected life (years)                                     4.14

The Black - Scholes option valuation model was developed for use in estimating the fair value of traded options that require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options due to the ten month trading period of the Company's common stock.

The Company's FAS No. 123 pro forma net income and the related per share amounts for 2000 are as follows:

Net income, as reported                                        $          441
Pro forma stock compensation expense (net of taxes)                      (213)
--------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                           $          228
--------------------------------------------------------------------------------------------------------------------------
Pro forma net income per share                                 $         0.00
--------------------------------------------------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)


15. SUPPLEMENTARY FINANCIAL INFORMATION

[a] Quarterly Information (unaudited):

    Summarized quarterly financial information of the Company for each of the years in the three year period ended December 31, 2000 is as follows:

    For the year ended
        December 31, 2000                 March 31          June 30         September 30         December 31         Total
--------------------------------------------------------------------------------------------------------------------------

    Revenue                           $    186,468      $   102,344          $    50,213          $   74,538   $   413,563
    Gross profit (loss)                     31,262           14,290                  953              (1,181)       45,324
    Net income (loss)                       11,980            2,752               (5,110)             (9,181)          441
==========================================================================================================================
    For the year ended
      December 31, 1999                   March 31          June 30         September 30         December 31         Total
==========================================================================================================================
    Revenue                           $     97,865      $    34,712          $    10,419          $   43,864   $   186,860
    Gross profit (loss)                     19,277            1,750               (3,402)                426        18,051
    Net income (loss)                        9,325           (1,235)              (5,090)             (3,062)          (62)
==========================================================================================================================
    For the year ended
      December 31, 1998                   March 31          June 30         September 30         December 31         Total
--------------------------------------------------------------------------------------------------------------------------
    Revenue                           $      5,748      $     4,995          $     6,453          $   12,788   $    29,984
    Gross profit (loss)                     (1,292)          (1,300)              (1,180)                154        (3,618)
    Net loss                                (2,300)          (2,464)              (2,876)             (2,806)      (10,446)
--------------------------------------------------------------------------------------------------------------------------

[b] Comparative Information (unaudited):

    Summarized comparative financial information for the five-month period ended December 31, 1997 is as follows:

--------------------------------------------------------------------------------------------------------------------------
    Revenue                                                                                                  $       5,844

    Real estate costs and expenses
      Operating costs                                                                                                6,723
      General and administrative                                                                                       248
    Depreciation and amortization                                                                                      742
    Interest expense                                                                                                   526
--------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes                                                                                        (2,395)
    Income taxes                                                                                                        --
--------------------------------------------------------------------------------------------------------------------------
    Net loss                                                                                                 $      (2,395)
==========================================================================================================================

Magna Entertainment Corp.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)



16. CANADIAN GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Company's accounting policies as reflected in these consolidated financial statements do not materially differ from accounting principles generally accepted in Canada ("Canadian GAAP") except that under Canadian GAAP, there is no requirement to disclose comprehensive income (loss).

17.  SUBSEQUENT EVENTS

On December 21, 2000 the Company announced that it had entered into an agreement with Ladbroke Racing Corp. and one of its subsidiaries to acquire Ladbroke's account wagering operations, The Meadows harness track, four off-track betting facilities and an interest in The Racing Network. The purchase price of $53 million will be paid $26.5 million in cash, $13.25 million through the issuance of Class A Subordinate Voting Stock of the Company and $13.25 million through the issuance of a 6% promissory note, of which $6.625 million matures on the first anniversary of the date of the closing and $6.625 million matures on the second anniversary. Subject to the receipt of regulatory approvals, the acquisition is expected to close in early April 2001.

MAGNA ENTERTAINMENT CORP.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2000

[Amounts in thousands, U.S. dollars]


                                                                                        Costs Capitalized
                                                         Initial Costs to Company Subsequent to Acquisition Foreign Exchange Impact
                                                         --------------------------------------------------------------------------
                                                                               Building and          Building and
Description                                               Encumbrance    Land  Improvements  Land    Improvements   Land
--------------                                            -----------------------------------------------------------------
RACETRACK OPERATIONS

     Racing Facilities

         Santa Anita Park (Arcadia, California, U.S.A.)      48,000     25,072    43,277    1,808       45,297        -
         Gulfstream Park (Hallandale, Florida, U.S.A.)          -       46,344    20,264      493          517        -
         Golden Gate Fields (Albany, California, U.S.A.)        -       56,986    11,128      672        8,312        -
         Thistledown (North Randall, Ohio, U.S.A.)              -        1,062     8,114      180           55        -
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)       -        1,851     5,302        5        4,079        -
         Great Lakes Downs (Muskegon, Michigan, U.S.A.)       4,877      3,997     3,691      -            974        -
         SLRD (San Diego, California, U.S.A.)                   -        3,845     2,500      399          165        -

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)         -       52,500       -        -            281        -
         Gulfstream Park (Hallandale, Florida, U.S.A.)          -       14,201       -        -            -          -
         Golden Gate Fields (Albany, California, U.S.A.)        -       13,857       -        -            -          -
         GPRA Training Centre (Boynton, Florida, U.S.A.)        -       22,940       -          6          -          -

REAL ESTATE OPERATIONS

     Golf Course Facilities

         Niederoesterreich, Austria                             -        3,721       -      7,374       19,692     (1,376)
         Ontario, Canada                                        -       11,008       -     11,858        1,392        223

     Land

         Ontario, Canada                                        -       12,912       -      7,082          -       (1,808)
         Ontario, Canada                                        -          986       -         91          -          (49)
         Ontario, Canada                                        -          377       -          3          -          (34)
         Ontario, Canada                                        -          861       -         72          -          (79)
         Ontario, Canada                                        -        1,189       -        783          -         (178)
         Ontario, Canada                                        -        2,559       -        188          -         (233)
         Ontario, Canada                                        -        1,669       -        240          -         (173)
         Ontario, Canada                                        -           14       -         22          -          -
         Kentucky, U.S.A.                                       -        2,847       -         68          -          -
         Michigan, U.S.A.                                       -        1,161       -        136          -          -
         Michigan, U.S.A.                                       -        2,782       -        113          -          -
         Maryland, U.S.A.                                       -          997       -         40          -          -
         Florida, U.S.A.                                        -        1,918       -        216          -          -
         New York, U.S.A.                                       -          725       -      1,779          -          -
         Niederoesterreich, Austria                             -        7,099       -        703          -       (1,713)
         Niederoesterreich, Austria                             -       21,449       -      3,996          -       (5,529)
         Austria                                                -        5,915       -          4          -         (822)
         Steiermark, Austria                                    -        2,149       -        -            -         (298)

     Commercial/Industrial properties

         Colorado, U.S.A.                                       -          -         405      -            -          -
         Oberoesterreich, Austria                               -        3,376     8,193     (251)         -         (451)

     Residential properies

         Ontario, Canada                                        -           70       112        5           19         (3)
         Colorado, U.S.A.                                       -          -       3,208      127           21        -
         Austria                                              5,392      7,628     7,731       10           46     (1,058)

     Other                                                      -           24         1       10           (1)        (6)

                                                            ---------------------------------------------------------------
                                                             58,269    336,091    13,926   38,232       80,849    (13,587)
                                                            ---------------------------------------------------------------

                                                                                      Gross Amount at which
                                                                                   Carried at Close of Period
                                                              --------------------------------------------------------------------
                                                              Building and         Buildings and         Accumulated     Date of
Description                                                   Improvements   Land  Improvements  Total  Depreciation  Construction
--------------                                                ------------------------------------------------------  -------------
RACETRACK OPERATIONS

     Racing Facilities

         Santa Anita Park (Arcadia, California, U.S.A.)            -        26,880    88,574    115,454    7,083           n/a
         Gulfstream Park (Hallandale, Florida, U.S.A.)             -        46,837    20,781     67,618    3,010           n/a
         Golden Gate Fields (Albany, California, U.S.A.)           -        57,658    19,440     77,098    1,605           n/a
         Thistledown (North Randall, Ohio, U.S.A.)                 -         1,242     8,169      9,411    1,514           n/a
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)          -         1,856     9,381     11,237      790           n/a
         Great Lakes Downs (Muskegon, Michigan, U.S.A.)            -         3,997     4,665      8,662      384           n/a
         SLRD (San Diego, California, U.S.A.)                      -         4,244     2,665      6,909      134           n/a

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)            -        52,500       281     52,781      -             n/a
         Gulfstream Park (Hallandale, Florida, U.S.A.)             -        14,201       -       14,201      -             n/a
         Golden Gate Fields (Albany, California, U.S.A.)           -        13,857       -       13,857      -             n/a
         GPRA Training Centre (Boynton, Florida, U.S.A.)           -        22,946       -       22,946      -             n/a

REAL ESTATE OPERATIONS

     Golf Course Facilities

         Niederoesterreich, Austria                             (7,182)      9,719    12,510     22,229    3,261          1996
         Ontario, Canada                                           (19)     23,089     1,373     24,462      -           Ongoing

     Land

         Ontario, Canada                                           -        18,186       -       18,186      -
         Ontario, Canada                                           -         1,028       -        1,028      -             n/a
         Ontario, Canada                                           -           346       -          346      -             n/a
         Ontario, Canada                                           -           854       -          854      -             n/a
         Ontario, Canada                                           -         1,794       -        1,794      -             n/a
         Ontario, Canada                                           -         2,514       -        2,514      -             n/a
         Ontario, Canada                                           -         1,736       -        1,736      -             n/a
         Ontario, Canada                                           -            36       -           36      -             n/a
         Kentucky, U.S.A.                                          -         2,915       -        2,915      -             n/a
         Michigan, U.S.A.                                          -         1,297       -        1,297      -             n/a
         Michigan, U.S.A.                                          -         2,895       -        2,895      -             n/a
         Maryland, U.S.A.                                          -         1,037       -        1,037      -             n/a
         Florida, U.S.A.                                           -         2,134       -        2,134      -             n/a
         New York, U.S.A.                                          -         2,504       -        2,504      -             n/a
         Niederoesterreich, Austria                                -         6,089       -        6,089      -             n/a
         Niederoesterreich, Austria                                -        19,916       -       19,916      -             n/a
         Austria                                                   -         5,097       -        5,097      -             n/a
         Steiermark, Austria                                       -         1,851       -        1,851      -             n/a

     Commercial/Industrial properties

         Colorado, U.S.A.                                          -           -         405        405      141           n/a
         Oberoesterreich, Austria                               (1,137)      2,674     7,056      9,730    2,101           n/a

     Residential properies

         Ontario, Canada                                            (5)         72       126        198      -             n/a
         Colorado, U.S.A.                                          -           127     3,229      3,356      -             n/a
         Austria                                                 1,266)      6,580     6,511     13,091      505           n/a

     Other                                                         -            28       -           28      (22)

                                                              --------------------------------------------------
                                                                (9,609)    360,736    85,166    545,902   20,506
                                                              --------------------------------------------------

                                                                              Life on which
                                                                              Depreciation in
                                                                              Lastest income

                                                                      Date     statement is
Description                                                         Acquired     Computed
--------------                                                     ---------- --------------
RACETRACK OPERATIONS

     Racing Facilities

         Santa Anita Park (Arcadia, California, U.S.A.)               1998       40 years
         Gulfstream Park (Hallandale, Florida, U.S.A.)                1999       40 years
         Golden Gate Fields (Albany, California, U.S.A.)              1999       40 years
         Thistledown (North Randall, Ohio, U.S.A.)                    1999       40 years
         Remington Park (Oklahoma City, Oklahoma, U.S.A.)             1999       40 years
         Great Lakes Downs (Muskegon, Michigan, U.S.A.)               2000       40 years
         SLRD (San Diego, California, U.S.A.)                         1999       40 years

     Land held for development
         Santa Anita Park (Arcadia, California, U.S.A.)               1998         n/a
         Gulfstream Park (Hallandale, Florida, U.S.A.)                1999         n/a
         Golden Gate Fields (Albany, California, U.S.A.)              1999         n/a
         GPRA Training Centre (Boynton, Florida, U.S.A.)              2000         n/a

REAL ESTATE OPERATIONS

     Golf Course Facilities

         Niederoesterreich, Austria                                   1994       25 years
         Ontario, Canada                                              1998         n/a

     Land

         Ontario, Canada
         Ontario, Canada                                              1997         n/a
         Ontario, Canada                                              1985         n/a
         Ontario, Canada                                              1985         n/a
         Ontario, Canada                                              1985         n/a
         Ontario, Canada                                              1997         n/a
         Ontario, Canada                                              1987         n/a
         Ontario, Canada                                                           n/a
         Kentucky, U.S.A.                                             1997         n/a
         Michigan, U.S.A.                                             1996         n/a
         Michigan, U.S.A.                                             1996         n/a
         Maryland, U.S.A.                                             1994         n/a
         Florida, U.S.A.                                              1994         n/a
         New York, U.S.A.                                             1998         n/a
         Niederoesterreich, Austria                                   1994         n/a
         Niederoesterreich, Austria                                   1996         n/a
         Austria                                                      1998         n/a
         Steiermark, Austria                                          1998         n/a

     Commercial/Industrial properties

         Colorado, U.S.A.                                             1992         n/a
         Oberoesterreich, Austria                                     1998         n/a

     Residential properies

         Ontario, Canada                                              1998         n/a
         Colorado, U.S.A.                                             1995         n/a
         Austria                                                      1998         n/a

     Other

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Executive Officers and Directors," "Employment Agreements and Termination of Employment Agreements," "Long-Term Incentive Plan" and "Section 16(a) Beneficial Ownership Reporting Compliance," which Proxy Statement will be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

     Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of the Company's Proxy Statement titled "Directors' Compensation" and "EXECUTIVE COMPENSATION," which Proxy Statement will be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "SECURITY OWNERSHIP," which Proxy Statement will be filed with the Securities and Exchange Commission.

Item 13.    Certain Relationships and Related Transactions

     Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of the Company's Proxy Statement titled "Certain Relationships and Related Transactions," which Proxy Statement will be filed with the Securities and Exchange Commission.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedule

The following Consolidated Financial Statements of Magna Entertainment
 Corp. for the year ended December 31, 2000 are included in Part II, Item 8 of this Report:

       Report of Independent Auditors
       Consolidated Balance Sheets
       Consolidated Statements of Operations and Comprehensive
        Income (Loss)
       Consolidated Statements of Changes in Shareholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
             Schedule III - Real Estate and Accumulated Depreciation

(b)  Reports on Form 8-K

Magna Entertainment Corp. filed a current report on Form 8-K dated November 10, 2000 reporting its financial results from the third quarter of fiscal 2000, the resignation of David Mitchell as Executive Vice-President and Chief Financial Officer and the appointment of Graham J. Orr as Executive Vice-President and Chief Financial Officer.

Magna Entertainment Corp. filed a current report on Fom 8-K dated December 11, 2000 announcing the resignation of Mark Feldman as President and Chief Executive Officer and the appointment of Frank Stronach as President and Chief Executive Officer on an interim basis.

Magna Entertainment Corp. filed a current report on Form 8-K dated December 21, 2000 announcing it had entered into an agreement to acquire from Ladbroke Racing Corp. its account wagering operations, The Meadows harness track, four off-track betting facilities located in Pennsylvania and an interest in The Racing Network.


(c)                                         Exhibits

Please refer to the exhibit index below.

                                   SIGNATURES

     Pursuant to the general requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated March 30, 2001

                                 MAGNA ENTERTAINMENT CORP.



                                 By: /s/ Jim McAlpine
                                     -------------------------------------------
                                     Jim McAlpine
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                         Date
/s/ Jim McAlpine
-----------------------
Jim McAlpine             President and Chief Executive Officer and     March 30, 2001
                         Director

/s/ Graham J. Orr
-----------------------
Graham J. Orr            Executive Vice-President and Chief            March 30, 2001
                         Financial  Officer


/s/ Doug Tatters
-----------------------
Doug Tatters             Vice-President and Controller                 March 30, 2001

/s/ Jerry D. Campbell
-----------------------
Jerry D. Campbell        Vice-Chairman and Director                    March 30, 2001

/s/ William G. Davis
-----------------------
William G. Davis         Director                                      March 30, 2001

/s/ Peter M. George
-----------------------
Peter M. George          Director                                      March 30, 2001

/s/ Joseph W. Harper
-----------------------
Joseph W. Harper         Director                                      March 30, 2001

/s/ J. Terrence Lanni
-----------------------
J. Terrence Lanni        Director                                      March 30, 2001


_______________________
Edward C. Lumley         Director

/s/ James Nicol
-----------------------
James Nicol              Vice-Chairman and Director                    March 30, 2001

_______________________
Gino Roncelli            Director

/s/ Andrew Stronach
-----------------------
Andrew Stronach          Vice-President, Corporate Development         March 30, 2001
                         and Director

/s/ Frank Stronach
-----------------------
Frank Stronach           Chairman and Director                         March 30, 2001

_______________________
Ronald J. Volkman        Director

________________________
John C. York II          Director

                                  EXHIBIT INDEX

     Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to (1) our Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791) and (2) documents previously filed by us with The Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit No.       Description
-----------       -----------
  3.1             Restated Certificate of Incorporation (2)
  3.2             General By-Law No. 2 (2)
 10.2             Stock Purchase Agreement dated as of June 30, 1999 between
                  Magna Entertainment Corp. and Gulfstream Park Racing Association
                  Inc. (1)
 10.3             Stock Purchase Agreement dated as of October 21, 1999 between
                  Magna Entertainment Corp., The Edward J. DeBartolo Corporation
                  and Oklahoma Racing LLC (1)
 10.4             Stock Purchase Agreement dated as of November 5, 1999 between
                  Magna Entertainment Corp. and Ladbroke Racing Corporation (1)
 10.5             Exchangeable Share Support Agreement dated as of February 14,
                  2000 among Magna Entertainment Corp. and MEC Holdings
                  (Canada) Inc. (1)
 10.6             Voting and Exchange Agreement dated as of February 14, 2000 among Magna International Inc., Magna Entertainment Corp. and
                  MEC Holdings (Canada) Inc. (1)
 10.7             Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies,
                  Inc. and Wells Fargo Bank, National Association (1)
 10.8             Revolving Credit Agreement dated as of January 1, 2001 between
                  Los Angeles Turf Club, Incorporated and Wells Fargo Bank,
                  National Association
 10.9             Forbearance Agreement dated as of February 8, 2000 between
                  Magna International Inc. and Magna Entertainment Corp. (1)
 10.1             Access Agreement dated as of March 1, 1999 between Magna
                  International Inc. and Magna Liegenschaftsverwaltungs-GmbH (1)
10.11             Magna Entertainment Corp. Long-Term Incentive Plan (3)
10.12             Employment Agreement with Jerry D. Campbell dated January 1,
                  2000 (3)
10.13             Employment Agreement with David A. Mitchell dated November
                  26, 1999 (1)
10.14             Employment Agreement with Lonny Powell dated July 1, 1999 (3)
10.15             Employment Agreement with Donald Amos dated August 3, 2000
10.16             Employment Agreement with Graham J. Orr dated October 5, 2000

10.17        Employment Agreement with Gary M. Cohn dated November 1, 2000
10.18        Employment Agreement with Frank DeMarco, Jr. dated April 1, 1998
10.19        Purchase Agreement dated as of August 25, 2000 between Magna
             Entertainment Corp., BMOC Acquisitions XIV, LLC and PaineWebber
             Real Estate Securities, Inc. (4)
10.20        Lease dated as of November 17, 2000 between Bay Meadows Operating
             Company LLC and PW Acquisitions IV, LLC
10.21        Amendment No. 1 to the Term Loan Credit Agreement dated as of
             November 15, 1999, between The Santa Anita Companies, Inc. and
             Wells Fargo Bank, National Association
10.22        Amendment No. 2 to the Term Loan Credit Agreement dated as of
             November 15, 1999, between The Santa Anita Companies, Inc. and
             Wells Fargo Bank, National Association
 21.1        Subsidiaries of the Registrant
 23.1        Consent of Ernst & Young LLP

(1) Incorporated by reference to the corresponding exhibit number of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791).

(2) Incorporated by reference to the corresponding exhibit number of the registrant's Current Report on Form 8-K filed March 16, 2000.

(3) Incorporated by reference to corresponding exhibit number of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4) Incorporated by reference to Exhibit 2 of the registrant's Current Report on Form 8-K filed November 17, 2001.