Form 10-Q
period 2001-03-31
MAGNA ENTERTAINMENT CORP
filed 2001-05-14
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2001

                       Commission File Number: 000-30578
                                               ---------




                           MAGNA ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                   98-0208374
--------------------------------       -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)



                    337 Magna Drive, Aurora, Ontario L4G 7K1
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (905) 726-2462
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


       2001 Wilshire Boulevard, Suite 400, Santa Monica, California 90403
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

The Registrant had 17,975,341 shares of Class A Subordinate Voting Stock outstanding as of April 30, 2001. In addition, as of April 30, 2001, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary, MEC Holdings (Canada) Inc., issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 7,273,961 Exchangeable Shares remain unexchanged.

                           MAGNA ENTERTAINMENT CORP.
                   FORM 10-Q - QUARTER ENDED MARCH 31, 2001

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                            Page
         Item 1.  Financial Statements                                                                    5 to 11

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Position                                            12 to 16

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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

none

Reports on Form 8-K
-------------------

Date                    Item Reported
----                    -------------

January 10, 2001        Press release announcing the appointment of Jim McAlpine
                        as President and Chief Executive Officer of the Registrant.

February 9, 2001        Press release announcing that the Registrant expects
                        earnings for the three month period ended December 31, 2000 to be lower than its previous estimate.

February 19, 2001       Press release announcing financial results for the three
                        month period and fiscal year ended December 31, 2000.

March 27, 2001          Form 8-K/A providing the following financial statements
                        of Bay Meadows Operating Company, LLC and Bay Meadows
                        Catering, which were acquired by the Registrant on November 17, 2000:

                        (a) Combined Balance Sheets as of November 17, 2000, December 31, 1999 and December 31, 1998;

                        (b) Combined Statements of Income for the periods from January 1, 2000 through November 17, 2000, from February 1, 1999 through December 31, 1999, from January 1, 1999 through January 31, 1999 and for the year ended December 31, 1998.

                        (c) Combined Statements of Equity for the periods from January 1, 2000 through November 17, 2000, from February 1, 1999 through December 31, 1999, from January 1, 1999 through January 31, 1999 and for the year ended December 31, 1998.

                        (d) Combined Statements of Cash Flows for the periods from January 1, 2000 through November 17, 2000, from February 1, 1999 through December 31, 1999, from January 1, 1999 through January 31, 1999 and for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MAGNA ENTERTAINMENT CORP.
                                         (Registrant)

                                    by:  /s/ Gary M. Cohn
                                         ---------------------------------------
                                         Gary M. Cohn, Vice-President, Special
                                         Projects and Secretary


                                    by:  /s/ Douglas R. Tatters
                                         ---------------------------------------
                                         Douglas R. Tatters, Vice-President and
                                         Controller

Date:  May 14, 2001


Item 1. Financial Statements
----------------------------

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands,
 except per share figures]
--------------------------------------------------------------- ------------------------------ ----------
                                                                                     Three months ended

                                                                                 March 31,      March 31,
                                                                                      2001           2000
---------------------------------------------------------------------------------------------------------
                                                                                               (restated,
                                                                                               see note 1)
Revenue
Racetrack
  Gross wagering                                                                   192,326        164,810
  Non-wagering                                                                      22,589         17,958
Real estate
  Sale of real estate                                                               26,151              -
  Rental and other                                                                   3,460          3,700
---------------------------------------------------------------------------------------------------------
                                                                                   244,526        186,468
---------------------------------------------------------------------------------------------------------
Costs and expenses
Racetrack
  Purses, awards and other                                                         122,232        105,726
  Operating costs                                                                   50,976         46,509
  General and administrative                                                         7,962          3,318
Real estate
  Cost of real estate sold                                                          14,093              -
  Operating costs                                                                    2,688          2,971
  General and administrative                                                           245            239
Predevelopment and other costs                                                       1,708          1,271
Depreciation and amortization                                                        5,354          5,267
Interest expense                                                                     2,197            738
Interest income                                                                       (797)          (729)
---------------------------------------------------------------------------------------------------------
                                                                                   206,658        165,310

---------------------------------------------------------------------------------------------------------
Income before income taxes                                                          37,868         21,158
Income tax provision                                                                15,400          9,178
---------------------------------------------------------------------------------------------------------
Net income                                                                          22,468         11,980
Other comprehensive loss:
  Foreign currency translation adjustment                                            8,854          4,850
---------------------------------------------------------------------------------------------------------
Comprehensive income                                                                13,614          7,130

=========================================================================================================
Earnings per share of Class A Subordinate Voting Stock, Class B Stock or
  Exchangeable Share:
      Basic                                                                          $0.28          $0.15
      Diluted                                                                        $0.28          $0.15
=========================================================================================================

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and
  Exchangeable Shares outstanding during the period [in thousands]:
      Basic                                                                         80,472         80,289
      Diluted                                                                       80,472         80,289
=========================================================================================================

See accompanying condensed notes to the consolidated financial statements.


MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
-------------------------------------------------------------------------------------------
                                                                     Three months ended

                                                                 March 31,        March 31,
                                                                      2001             2000
-------------------------------------------------------------------------------------------
Cash provided from (used for):

OPERATING ACTIVITIES
Net income                                                          22,468           11,980
Items not involving current cash flows                              (9,507)           4,998

-------------------------------------------------------------------------------------------
                                                                    12,961           16,978
Changes in non-cash items related to operations                      8,714          (23,204)

-------------------------------------------------------------------------------------------
                                                                    21,675           (6,226)
-------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
Real estate property and fixed asset additions                      (4,204)          (2,386)
Proceeds on sale of real estate                                      6,778                -
Other asset (additions) disposals                                     (125)             700

-------------------------------------------------------------------------------------------
                                                                     2,449           (1,686)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Decrease in bank indebtedness                                       (7,609)          (3,554)
Increase of (repayment of) long-term debt                            9,876           (3,910)
Issue of Class A Subordinate Voting Stock                               40                -

-------------------------------------------------------------------------------------------
                                                                     2,307           (7,464)
-------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                                (878)             (69)

-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents during the period                                     25,553          (15,445)
Cash and cash equivalents, beginning of period                      31,976           50,660

-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            57,529           35,215
===========================================================================================


See accompanying condensed notes to the consolidated financial statements.


MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
------------------------------------------------------------------------------------------------
                                                                     March 31,      December 31,
                                                                          2001              2000
------------------------------------------------------------------------------------------------
                                     ASSETS
------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                            57,529            31,976
   Restricted cash                                                      27,538            13,461
   Accounts receivable                                                  62,030            33,399
   Prepaid expenses and other                                            9,124             7,984
------------------------------------------------------------------------------------------------
                                                                       156,221            86,820

------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                           546,720           568,265

------------------------------------------------------------------------------------------------
Other assets, net                                                      115,962           117,561

------------------------------------------------------------------------------------------------
Future tax assets                                                        8,600             8,393

------------------------------------------------------------------------------------------------
                                                                       827,503           781,039

================================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                         -             7,609
   Accounts payable and other liabilities                               83,418            64,847
   Income taxes payable                                                 16,434             1,111
   Long-term debt due within one year                                   12,538            12,754
------------------------------------------------------------------------------------------------
                                                                       112,390            86,321

------------------------------------------------------------------------------------------------
Long-term debt                                                          72,795            63,343

------------------------------------------------------------------------------------------------
Other long-term liabilities                                                257               234

------------------------------------------------------------------------------------------------
Future tax liabilities                                                  86,619            89,353

------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinated Voting Stock                                   101,337           100,770
   Exchangeable Shares                                                  57,410            57,937
   Class B Stock                                                       394,094           394,094
Contributed surplus                                                      1,352             1,352
Retained earnings (deficit)                                             20,478            (1,990)
Accumulated comprehensive loss                                         (19,229)          (10,375)
------------------------------------------------------------------------------------------------
                                                                       555,442           541,788

------------------------------------------------------------------------------------------------
                                                                       827,503           781,039

================================================================================================

See accompanying condensed notes to the consolidated financial statements.

                           MAGNA ENTERTAINMENT CORP.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. Summary of significant accounting policies

Basis of presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. The accompanying condensed consolidated financial statements reflect a disproportionate share of annual net earnings as the Company normally earns a substantial portion of its net earnings from racetrack operations in the first quarter of each year.

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and guidance provided by EITF 99-19 Recording Revenue Gross as a Principal versus Net as an Agent. Previously the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "Purses, awards and other" in the accompanying income statement. In accordance with SAB 101 guidance, all prior period income statements have been retroactively reclassified to comply with the new accounting method.

2. Business Acquisition

On February 29, 2000 the Company completed the acquisition of Great Lakes Downs for a total purchase price, including estimated transaction costs, of $1.8 million (net of cash acquired of $0.08 million). The total purchase price of $1.8 million was paid by the issuance of 267,416 shares of Class A Subordinate Voting Stock. The Great Lakes Downs racetrack is located on approximately 85 acres of land in the city of Muskegon, Michigan.

The purchase price has been allocated to the assets and liabilities as follows (in thousands):

Non-cash working capital deficit                               $ (3,370)
Real estate properties and fixed assets                          10,087
Other assets                                                      1,340
Debt                                                             (6,287)
                                                               --------
Net assets acquired and total
  purchase price, net of cash acquired                        $   1,770
                                                              =========

3. Capital Stock

Changes in Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the three months ended March 31, 2001 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                                  Class A Subordinate           Exchangeable
                                     Voting Stock                  Shares                  Class B Stock
                                 ---------------------     -----------------------      --------------------
                                 Number of      Stated      Number of       Stated      Number of     Stated
                                    shares       value         shares        value         shares      value
-----------------------------------------------------------------------------------------------------------------------------------
                                                   $                          $                          $
Issued and outstanding at
  December 31, 2000                 14,192      100,770        7,807        57,937        58,466      394,094
Issued on exercise of
  stock options  on
  January 24, 2001                       9           40           --            --            --           --
Conversion of Exchangeable
  Shares to Class A
  Subordinate Voting
  Stock                                 71          527          (71)         (527)           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding
    at March 31, 2001               14,272      101,337        7,736        57,410        58,466      394,094
-----------------------------------------------------------------------------------------------------------------------------------

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

During 2000, the Company granted stock options to certain directors, officers and key employees to purchase shares of the Company's Class A Subordinate Voting Stock. The majority of the stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to four years from the date of grant at rates of 1/5th to 1/3rd per year and expire on December 31, 2009 subject to earlier cancellation in the events specified in the stock option agreements entered into by the Company with each recipient of options.

During the three months ended March 31, 2001, 8,333 stock options were exercised and 75,000 stock options were revoked. At March 31, 2001, there were 3,738,333 options outstanding that were all granted during 2000. The exercise price of the stock options outstanding at March 31, 2001 ranged from $4.875 to $7.00 with a weighted average exercise price of $6.32.

There were 1,429,333 options exercisable at March 31, 2001 with an average exercise price of $6.42.

The Company has adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock based compensation issued to employees. The fair value of the Company's options was estimated utilizing prescribed valuation models and assumptions as of each grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the three-month period ended March 31, 2001.

4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share amounts):

                                                               Three months ended March 31,
                                                                    2001          2000
-----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                         $22,468       $11,980
-----------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Weighted Average Shares Outstanding:
       Class A Subordinate Voting Stock                             14,234         3,369
       Class B Stock                                                58,466        62,501
       Exchangeable Shares                                           7,772        14,419
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    80,472        80,289
-----------------------------------------------------------------------------------------------------------------------------------


Basic Earnings Per Share                                             $0.28         $0.15
-----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share                                           $0.28         $0.15
-----------------------------------------------------------------------------------------------------------------------------------

5. Segment Information

The Company's reportable segments reflect the Company's significant operating activities that are evaluated separately by management. The Company has two reportable segments: racetrack operations and real estate operations.

The accounting policies of the segments are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The following summary presents key information by operating segment (in thousands):

                          Three months ended March 31, 2001
                                                  Racetrack        Real Estate
                                                 Operations         Operations             Total
----------------------------------------------------------------------------------------------------------

Revenue                                           $ 214,915          $  29,611           $ 244,526
----------------------------------------------------------------------------------------------------------

Income before income taxes                        $  25,875          $  11,993           $  37,868
----------------------------------------------------------------------------------------------------------

Real estate properties and fixed asset
   net additions (disposals)                      $   1,820          $ (11,709)          $  (9,889)
----------------------------------------------------------------------------------------------------------

                        Three months ended March 31, 2000
                                                  Racetrack        Real Estate
                                                 Operations         Operations             Total
----------------------------------------------------------------------------------------------------------

Revenue                                           $ 182,768          $   3,700           $ 186,468
----------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                 $  21,499          $    (341)          $  21,158
----------------------------------------------------------------------------------------------------------

Real estate properties and fixed asset
   net additions                                  $   1,564          $     822           $   2,386
----------------------------------------------------------------------------------------------------------

6. Subsequent Event

On April 5, 2001, the Company completed the previously announced agreement with Ladbroke Racing Corp. and one of its subsidiaries (collectively "LRC") to acquire LRC's account wagering operations, The Meadows harness track, four off-track betting facilities and an 18.3% interest in The Racing Network. In accordance with the terms of the agreement, one-half of the $53 million purchase price was paid in cash, one-quarter was satisfied by the issuance of 3,178,297 shares of Class A Subordinate Voting Stock of the Company and one-quarter was satisfied through the issuance of a promissory note which is payable in two equal installments on the first and second anniversaries of closing, and bears interest at 6% per annum.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the consolidated condensed financial statements included in this report.

Overview

Magna Entertainment Corp. ("MEC") acquires, develops and operates horse racetracks and related pari-mutuel wagering operations. As a complement to our horse racing business, we are exploring the further development of electronic media wagering operations, including expanded telephone account, interactive television and Internet-based wagering, as well as real estate projects on the land surrounding some of our racetracks, possibly in conjunction with business partners and subject to regulatory requirements. In addition, we own a real estate portfolio which includes a gated residential project under development together with a championship golf course and related recreational facilities in Europe, another championship golf course scheduled to open in May 2001 in Aurora, Ontario and other real estate. We intend to continue to gradually sell the balance of our non-core real estate portfolio in order to provide capital to be used in our business. Accordingly, we will take steps including servicing our land and obtaining zoning and other approvals to enhance the value of the properties and increase the revenues from sale.

Racetrack operations

As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Our present live racing schedule also dictates that we will earn a substantial portion of our net earnings from racetrack operations in the first quarter of each year because three of the Company's premier racetracks, Santa Anita Park, Gulfstream Park and Golden Gate Fields, principally run live race meets during this period.

Real estate operations

Following the previously announced plan to sell the balance of our non-core real estate portfolio, the Company generated revenues on the sale of real estate properties of $26.2 million during the three months ended March 31, 2001. These real estate property sales resulted in a gain before interest, taxes, depreciation and amortization ("EBITDA") of $12.1 million. There were no sales of real estate in the three months ended March 31, 2000.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

         Racetrack operations

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and guidance provided by EITF 99-19 "Recording Revenue Gross as a Principal versus Net as an Agent". Previously, the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "Purses, awards and other" in the Company's consolidated financial statements. In accordance with SAB 101 guidance, all prior period income statements have been retroactively reclassified to comply with the new accounting method. This change in method of accounting enables the Company's financial performance to be compared more readily to other companies in our industry.

Revenues from our racetrack operations were $214.9 million for the three months ended March 31, 2001 compared to $182.8 million in the three months ended March 31, 2000, an increase of $32.1 million or 18%. The revenues in the three months ended March 31, 2001 were primarily generated from Santa Anita Park, Gulfstream Park and Golden Gate Fields. Our total revenues from racetrack operations in the comparable 2000 period were primarily generated from Santa Anita Park and Gulfstream Park. In the three month period ended March 31, 2001, Golden Gate Fields had 66 live racing days compared to 16 live racing days in the comparable 2000 quarter.

In the three months ended March 31, 2001, gross wagering revenues for our racetracks increased 17% to $192.3 million compared to $164.8 million for the comparable 2000 period. Non-wagering revenues in the three months ended March 31, 2001 were $22.6 million compared to $18.0 million in the three months ended March 31, 2000, an increase of 26%. Non-wagering revenues primarily comprise food and beverage sales, program sales, parking revenues and admissions income. Contributing to the increase in non-wagering revenues is the new arrangement at Gulfstream Park whereby we no longer contract out food and beverage operations. Commencing with Gulfstream's race meet in the three months ended March 31, 2001, we now operate all food and beverage facilities internally.

Purses, awards and other increased from $105.7 million for the three months ended March 31, 2000 to $122.2 million for the comparable 2001 period. Operating costs increased from $46.5 million for the three months ended March 31, 2000 to $51.0 million in the comparable 2001 period. As a percentage of gross wagering and non-wagering revenues, operating costs decreased from 25.4% in the three months ended March 31, 2000 to 23.7% in the three months ended March 31, 2001. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized on the consolidation of racetrack operations during the period. Racetrack general and administrative expenses increased to $8.0 million in the three months ended March 31, 2001 compared to $3.3 million in the three months ended March 31, 2000. The increase in general and administrative expenses for the three months ended March 31, 2001 is primarily related to the costs of the corporate head office that were minimal during the formation of the Company in the three months ended March 31, 2000. Subsequent to the Company becoming a public company in March 2000, the Company significantly added to and strengthened its staff and management team and added other normal business expenses.

         Real estate operations

Revenues from real estate operations were $29.6 million in the three months ended March 31, 2001 compared to $3.7 million in the three months ended March 31, 2000. Total real estate revenues less the cost of real estate sold, operating costs and general administrative expenses increased to $12.6 million in the three months ended March 31, 2001 from $0.5 million in the three months ended March 31, 2000. The increase is primarily attributable to the non-core real estate properties disposed of in the three month period ended March 31, 2001. No properties were sold in the comparable period in 2000. The increase in activity is a reflection of management's previously stated intention to provide capital for future growth by selling the balance of our non-core real estate portfolio.

         Predevelopment and other costs

Predevelopment and other costs were $1.7 million for the three months ended March 31, 2001 compared to $1.3 million in the three months ended March 31, 2000. These costs include consultants' fees associated with technology development, feasibility studies, construction designs, market analysis, site models and alternative site investigations for our racetrack and other land sites.

         Depreciation and amortization

Depreciation and amortization increased by $0.1 million to $5.4 million for the three months ended March 31, 2001 compared to the same period in 2000.

         Interest income and expense

Our net interest expense for the three months ended March 31, 2001 increased $1.4 million compared to the three months ended March 31, 2000. The higher net interest expense is attributable to the increase in long-term debt in late 2000 primarily related to the financing of the Bay Meadows acquisition and racing related real estate property additions.

         Income tax provision

We recorded an income tax provision of $15.4 million on income before income taxes of $37.9 million for the three months ended March 31, 2001 compared to an income tax provision of $9.2 million on income before income taxes of $21.2 million for the three months ended March 31, 2000. Our effective income tax rate for the three months ended March 31, 2001 compared to the same period in 2000 decreased primarily as a result of the lower level of operating losses in certain subsidiaries in 2001 that were not tax benefited in 2000.

Liquidity and Capital Resources

At March 31, 2001, we had cash and cash equivalents of $57.5 million and total shareholders' equity of $555.4 million.

For the three months ended March 31, 2001, we spent approximately $4.2 million on capital expenditures. We anticipate capital expenditures of approximately $55.0 million for the year ending December 31, 2001. The capital expenditures relate to maintenance capital improvements to the racetracks of approximately $6.0 million and approximately $40.0 million on racetrack property enhancements. The remaining expenditures will be for the completion of the Aurora golf course, infrastructure and predevelopment costs of vacant lands and on interactive television account wagering, Internet and broadcast initiatives.

         Operating activities

Cash provided by operations was $21.7 million for the three months ended March 31, 2001. This was primarily a result of cash generated by the Santa Anita Park, Gulfstream Park and Golden Gate Fields racetracks which operated live race meets during this period. For the comparable 2000 period, cash used by operations was $6.2 million.


         Investing activities

Cash provided by investing activities was $2.4 million for the three months ended March 31, 2001 and cash used for investing activities was $1.7 million for the three months ended March 31, 2000. Total investing activities for the three months ended March 31, 2001 included cash proceeds on disposition of real estate of $6.8 million partially offset by real estate property and fixed asset additions of $4.2 million. Total investing activities for the three months ended March 31, 2000 included real estate property and fixed asset additions of $2.4 million.


         Financing activities

Cash provided by financing activities was approximately $2.3 million for the three months ended March 31, 2001. During the 2001 period the Company had an increase in long-term debt of $9.9 million offset by a decrease in bank indebtedness of $7.6 million. For the three months ended March 31, 2000, cash used for financing activities was $7.5 million. During the 2000 period there was a decrease in bank indebtedness of $3.6 million and a repayment of long-term debt of $3.9 million.

Forward-looking Statements

The previous discussion contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate", "anticipate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, assumptions and uncertainties include, but are not limited to, significant change in laws or regulations governing our industry, competition from operators of other racetracks and from other forms of gaming, including Internet and on-line wagering, a significant decrease in the number of live race days allocated to our racetracks, our continued ability to complete expansion projects designed to generate new revenues and attract new patrons, our ability to sell some of our real estate when we need to or at the price we want, the impact of inclement weather, our ability to integrate recent racetrack acquisitions and changes in the economy. Persons reading this Management's Discussion and Analysis of Results of Operations and Financial Position are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such forward-looking statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including those identified in the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No material changes since year-end.