Form 10-Q
period 2001-06-30
MAGNA ENTERTAINMENT CORP
filed 2001-08-14
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 2001

                     Commission File Number:    000-30578
                                                ---------






                           MAGNA ENTERTAINMENT CORP.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                                                      98-0208374
--------------------------------------------------------------                       ----------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


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

                        Yes   [X]        No [  ]

The Registrant had 18,340,293 shares of Class A Subordinate Voting Stock outstanding as of July 31, 2001. In addition, as of July 31, 2001, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary, MEC Holdings (Canada) Inc., issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 6,909,009 Exchangeable Shares remain unexchanged.

                           MAGNA ENTERTAINMENT CORP.
                    FORM 10-Q - QUARTER ENDED JUNE 30, 2001

                                     INDEX


PART I - FINANCIAL INFORMATION                                              Page

     Item 1.  Financial Statements                                             4

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Position                    13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

None.

Reports on Form 8-K
--------------------

Date                          Items Reported and Financial Statements Filed
----                          ---------------------------------------------

April 5, 2001                 The completion of the previously announced
(filed: April 16, 2001)       acquisition  from Ladbroke Racing Corp. ("LRC")
                              and Ladbroke Racing Wyoming, Inc. of the stock of the companies which own LRC's account wagering operations, The Meadows harness track near
                              Pittsburgh, four off-track betting facilities in the Pittsburgh area and an 18.3% interest in The
                              Racing Network.

April 5, 2001                 The following financial statements were filed:
(filed: June 19, 2001)
                              (a)  audited consolidated financial statements and
                                   other financial information of Ladbroke
                                   Racing Pennsylvania, Inc. and its
                                   subsidiaries for the years ended December 31, 2000, December 31, 1999 and December 31, 1998;

                              (b)  audited financial statements of Sport
                                   Broadcasting, Inc. for the years ended
                                   December 31, 2000, December 31, 1999 and
                                   December 31, 1998; and

                              (c) unaudited pro-forma consolidated financial statements of Magna Entertainment Corp. for the year ended December 31, 2000.

May 2, 2001                   Financial results for the three month period ended
(filed:  May 4, 2001)         March 31, 2001.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MAGNA ENTERTAINMENT CORP.
                                         (Registrant)

                                    by:  /s/ Graham J. Orr
                                         --------------------------------------
                                         Graham J. Orr, Executive Vice-President
                                         and Chief Financial Officer


                                    by:  /s/ Gary M. Cohn
                                         --------------------------------------
                                         Gary M. Cohn, Vice-President, Special
                                         Projects and Secretary


Date:  August 14, 2001

     PART 1 - FINANCIAL INFORMATION
     Item 1. Financial Statements
MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands,
 except per share figures]
--------------------------------------------------------------------------------

                                                            Three months ended              Six months ended
                                                          June 30,       June 30,         June 30,     June 30,
                                                             2001           2000             2001         2000
--------------------------------------------------------------------------------------------------------------
                                                                       (restated,                    (restated,
                                                                      see note 1)                   see note 1)
Revenue
Racetrack
  Gross wagering                                          $ 84,163       $ 76,402        $276,489     $241,212
  Non-wagering                                              14,867         12,374          37,456       30,332
Real estate
  Sale of real estate                                        9,994          8,269          36,145        8,269
  Rental and other                                           4,168          5,299           7,628        8,999
--------------------------------------------------------------------------------------------------------------
                                                           113,192        102,344         357,718      288,812
--------------------------------------------------------------------------------------------------------------
Costs and expenses
Racetrack
  Purses, awards and other                                  51,476         48,516         173,708      154,242
  Operating costs                                           35,285         29,435          86,261       75,944
  General and administrative                                 7,268          3,759          15,230        7,077
Real estate
  Cost of real estate sold                                   5,000          5,914          19,093        5,914
  Operating costs                                            2,728          4,178           5,416        7,160
  General and administrative                                   302            240             547          468
Predevelopment and other costs                                 114          1,170           1,822        2,441
Depreciation and amortization                                6,630          4,685          11,984        9,952
Interest expense (income), net                                 678            (44)          2,078          (35)
--------------------------------------------------------------------------------------------------------------
                                                           109,481         97,853         316,139      263,163
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                   3,711          4,491          41,579       25,649
Income tax provision                                         1,474          1,739          16,874       10,917
--------------------------------------------------------------------------------------------------------------
Net income                                                   2,237          2,752          24,705       14,732
Other comprehensive loss:
  Foreign currency translation adjustment                      102          1,479           8,956        6,329
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                      $  2,135       $  1,273        $ 15,749     $  8,403
==============================================================================================================

Earnings per share of Class A Subordinate Voting
  Stock, Class B Stock or Exchangeable Shares:
      Basic                                               $   0.03       $   0.03        $   0.30     $   0.18
      Diluted                                             $   0.03       $   0.03        $   0.30     $   0.18
==============================================================================================================

Average number of shares of Class A Subordinate
  Voting Stock, Class B Stock and Exchangeable
  Shares outstanding during the period [in thousands]:
      Basic                                                 83,566         80,466          82,027       80,377
      Diluted                                               83,788         80,466          82,249       80,377
==============================================================================================================

(see accompanying notes to the consolidated financial statements)

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
----------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                   Six months ended
                                                              June 30,          June 30,          June 30,          June 30,
                                                                  2001              2000              2001              2000
----------------------------------------------------------------------------------------------------------------------------
Cash provided from (used for):

OPERATING ACTIVITIES
Net income                                                    $  2,237           $ 2,752          $ 24,705          $ 14,732
Items not involving current cash flows                          (1,826)            2,304           (11,333)            7,302
----------------------------------------------------------------------------------------------------------------------------
                                                                   411             5,056            13,372            22,034
Changes in non-cash items related to operations                  1,599            (2,671)           10,313           (25,875)
----------------------------------------------------------------------------------------------------------------------------
                                                                 2,010             2,385            23,685            (3,841)
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
Acquisition of business, net of cash                           (21,035)                -           (21,035)                -
Real estate property and fixed asset additions                 (12,179)           (6,381)          (16,383)           (8,767)
Proceeds on disposal of real estate                             26,127             8,269            32,905             8,269
Other asset disposals                                              289             1,049               164             1,749
Proceeds on real estate sold to Magna                                -             6,147                 -             6,147
----------------------------------------------------------------------------------------------------------------------------
                                                                (6,798)            9,084            (4,349)            7,398
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                             -             1,498            (7,609)           (2,056)
(Repayment of) increase in long-term debt                       (1,215)           (2,857)            8,661            (6,767)
Contributed capital                                                  -             1,352                 -             1,352
Issuance of share capital                                          403                 -               443                 -
----------------------------------------------------------------------------------------------------------------------------
                                                                  (812)               (7)            1,495            (7,471)
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                                            (747)               14            (1,625)              (55)
----------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents during the period                                 (6,347)           11,476            19,206            (3,969)
Cash and cash equivalents, beginning of period                  57,529            35,215            31,976            50,660
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $ 51,182           $46,691          $ 51,182          $ 46,691
============================================================================================================================

(see accompanying notes to the consolidated financial statements)

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,           December 31,
                                                                                             2001                   2000
------------------------------------------------------------------------------------------------------------------------
                                                              ASSETS
------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                            $  51,182              $  31,976
   Restricted cash                                                                          7,189                 13,461
   Accounts receivable                                                                     31,618                 33,399
   Prepaid expenses and other                                                              10,195                  7,984
------------------------------------------------------------------------------------------------------------------------
                                                                                          100,184                 86,820
------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                              568,649                568,265
------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                         175,619                117,561
------------------------------------------------------------------------------------------------------------------------
Future tax assets                                                                           6,943                  8,393
------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 851,395              $ 781,039
========================================================================================================================
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                    $       -              $   7,609
   Accounts payable and other liabilities                                                  57,732                 64,847
   Income taxes payable                                                                    16,231                  1,111
   Long-term debt due within one year                                                      23,053                 12,754
------------------------------------------------------------------------------------------------------------------------
                                                                                           97,016                 86,321
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             74,034                 63,343
------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                   300                    234
------------------------------------------------------------------------------------------------------------------------
Future tax liabilities                                                                    108,815                 89,353
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinate Voting Stock                                                       119,635                100,770
   Exchangeable Shares                                                                     52,765                 57,937
   Class B Stock                                                                          394,094                394,094
Contributed surplus                                                                         1,352                  1,352
Retained earnings (deficit)                                                                22,715                 (1,990)
Accumulated comprehensive loss                                                            (19,331)               (10,375)
------------------------------------------------------------------------------------------------------------------------
                                                                                          571,230                541,788
------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 851,395              $ 781,039
========================================================================================================================

(see accompanying notes to the consolidated financial statements)

                           MAGNA ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. The accompanying consolidated statement of operations and comprehensive income for the six months ended June 30, 2001 reflect a disproportionate share of annual net earnings as the Company normally earns a substantial portion of its net earnings in the first quarter of each year.

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and guidance provided by EITF 99-19 Recording Revenue Gross as a Principal versus Net as an Agent. Previously the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "purses, awards and other" in the accompanying consolidated statement of operations and comprehensive income. In accordance with SAB 101 guidance, all prior period income statements have been retroactively reclassified to comply with the new accounting method.

2. Business Acquisition

On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania Inc. and Sport Broadcasting, Inc. (collectively the "Ladbroke Companies") for a total purchase price, including cash acquired of $7.0 million and transaction costs, of $54.5 million. The total purchase price was satisfied by cash payments of $28 million, the issuance of two promissory notes totalling $13.25 million which bear interest at 6% with the first note in the amount of $6,625,000 maturing on the first anniversary of the closing date and the second note in the amount of $6,625,000 maturing on the second anniversary of the closing date and by the issuance of 3,178,297 shares of Class A Subordinate Voting Stock. The Ladbroke Companies include account wagering operations, The Meadows harness track, four off-track betting facilities and an 18.3% interest in The Racing Network.

The purchase price, which may be adjusted further, has been allocated to the assets and liabilities acquired as follows (in thousands):

Non-cash working capital                                          $ (6,514)
Real estate properties and fixed assets                             19,947
Other assets                                                        61,550
Deferred income taxes                                              (27,448)
                                                                  --------
Net assets acquired and total
  purchase price, net of cash acquired                            $ 47,535
                                                                  ========

The purchase consideration for this acquisition is as follows:

Cash                                                              $ 21,035
Issuance of shares of Class A Subordinate Voting Stock              13,250
Issuance of two promissory notes                                    13,250
                                                                  --------
                                                                  $ 47,535
                                                                  ========

Pro-Forma Impact

If the acquisition of the Ladbroke Companies had occurred on January 1, 2000, the Company's unaudited pro-forma results would have been:

                              For the six months   For the six months
                              ended June 30, 2001  ended June 30, 2000

Revenues                            $379,592             $330,676
Expenses                             335,485              301,698
                                    --------             --------
Income before income taxes            44,107               28,978
                                    ========             ========
Net income                            25,718               15,968
                                    ========             ========
Net income per share
(basic and diluted)                 $   0.31             $   0.19
                                    ========             ========

3. Capital Stock

Changes in Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the six months ended June 30, 2001 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                                     Class A Subordinate                  Exchangeable
                                        Voting Stock                         Shares                         Class B Stock
                                 ---------------------------     -----------------------------      ----------------------------
                                       Number      Stated              Number        Stated              Number        Stated
                                      of Shares     Value            of Shares        Value            of Shares        Value
-------------------------------------------------------------------------------------------------------------------------------
                                                     $                                 $                                $
Issued and outstanding at
  December 31, 2000                     14,192      100,770              7,807         57,937              58,466       394,094
Issued on exercise of stock
  options                                    9           40                  -              -                   -             -
Conversion of Exchangeable
  Shares to Class A
  Subordinate Voting Stock                  71          527                (71)          (527)                  -             -
-------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding at
  March 31, 2001                        14,272      101,337              7,736         57,410              58,466       394,094
Issued on acquisition of the
  Ladbroke Companies on
  April 5, 2001                          3,178       13,250                  -              -                   -             -
Issued under the Plan                       63          403                  -              -                   -             -
Conversion of Exchangeable
  Shares to Class A
  Subordinate Voting Stock                 626        4,645               (626)        (4,645)                  -             -
-------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding at
  June 30, 2001                         18,139      119,635              7,110         52,765              58,466       394,094
-------------------------------------------------------------------------------------------------------------------------------

The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 8.0 million shares could be issued under the Plan, of which
6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.5 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended June 30, 2001, 63,094 shares were issued under the Plan.

The Company grants stock options to certain directors, officers and key employees to purchase shares of the Company's Class A Subordinate Voting Stock. The majority of the stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation in the events specified in the stock option agreements entered into by the Company with each recipient of options.

During the six months ended June 30, 2001, 1,020,000 stock options were granted, 8,333 stock options were exercised and 100,000 stock options were revoked. At June 30, 2001, there were 4,733,333 options outstanding that were all granted during 2000 and 2001. The exercise price of the stock options outstanding at June 30, 2001 ranged from $3.91 to $7.00 with an average exercise price of $4.96.

There were 1,437,000 options exercisable at June 30, 2001 with an average exercise price of $6.41.

The Company has adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock based compensation issued to employees. The fair value of the Company's options was estimated utilizing prescribed valuation models and assumptions as of each grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the six month period ended June 30, 2001.


4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share amounts):

                                                  Three months ended June 30,                 Six months ended June 30,
                                                 2001                      2000              2001                      2000
---------------------------------------------------------------------------------------------------------------------------
Net Income                                    $ 2,237                   $ 2,752           $24,705                   $14,732
---------------------------------------------------------------------------------------------------------------------------
                                                Basic      Diluted      Basic &           Basic        Diluted      Basic &
                                                                        Diluted                                     Diluted
Weighted Average
Shares Outstanding:
  Class A Subordinate Voting Stock             17,676       17,898       10,518            15,964       16,186        6,943
  Class B Stock                                58,466       58,466       58,466            58,466       58,466       60,484
  Exchangeable Shares                           7,424        7,424       11,482             7,597        7,597       12,950
---------------------------------------------------------------------------------------------------------------------------
                                               83,566       83,788       80,466            82,027       82,249       80,377
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                            $  0.03      $  0.03      $  0.03           $  0.30      $  0.30      $  0.18
---------------------------------------------------------------------------------------------------------------------------

5. Segment Information

The Company's reportable segments reflect the Company's significant operating activities that are evaluated separately by management. The Company has two reportable segments: racetrack operations and real estate and other operations.

The accounting policies of the segments are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The following summary presents key information by operating segment (in thousands):

                                               Three months ended June 30, 2001
                                                                                    Real Estate
                                                                     Racetrack      & Other
                                                                     Operations     Operations     Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                             $   99,030      $   14,162      $   113,192
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   $   (2,205)     $    5,916      $     3,711
-----------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
  additions, net                                                    $    8,082      $    4,097      $    12,179
-----------------------------------------------------------------------------------------------------------------

                                               Three months ended June 30, 2000
                                                                                    Real Estate
                                                                     Racetrack      & Other
                                                                     Operations     Operations      Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                             $   88,776      $   13,568      $   102,344
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                          $    2,000      $    2,491      $     4,491
-----------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
  additions (disposals), net                                        $    3,634      $   (9,314)     $    (5,680)
-----------------------------------------------------------------------------------------------------------------

                                                 Six months ended June 30, 2001
                                                                                    Real Estate
                                                                     Racetrack      & Other
                                                                     Operations     Operations     Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                             $  313,945      $   43,773      $   357,718
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                          $   23,670      $   17,909      $    41,579
-----------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
  additions, net                                                    $    9,002      $    7,381      $    16,383
-----------------------------------------------------------------------------------------------------------------

                                                  Six months ended June 30, 2000
                                                                                    Real Estate
                                                                     Racetrack      & Other
                                                                     Operations     Operations     Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                             $   271,544     $   17,268      $   288,812
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                          $    23,499     $    2,150      $    25,649
-----------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset
  additions (disposals), net                                        $     5,198     $   (8,492)     $    (3,294)
-----------------------------------------------------------------------------------------------------------------

6.  Subsequent Events

On July 5, 2001, the Company announced that it had signed agreements to operate Portland Meadows Thoroughbred Racetrack and to acquire the operations of Multnomah Greyhound Park, both of which are located in Portland, Oregon. Both agreements are subject to various regulatory and other approvals.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the consolidated financial statements included in this report.

Overview

Magna Entertainment Corp. ("MEC") acquires, develops and operates horse racetracks and related pari-mutuel wagering operations, including off-track betting facilities ("OTB's"). As a complement to our horse racing business, we operate an account wagering business known as "Call-A-Bet" and are exploring the further development of electronic media wagering operations, including interactive television and Internet-based wagering, possibly in conjunction with business partners. To support certain of our horse racetracks, we own a horse training center situated approximately 45 miles north of San Diego, California, and we are currently developing a second horse training center in Palm Beach County, Florida. We are also exploring the development of real estate on the land surrounding certain of our racetracks. These real estate projects could be pursued in conjunction with developers who would be expected to provide the necessary financing. In addition, we own a real estate portfolio which includes a gated residential community under development, a golf course and related recreational facilities in Europe, a golf course in Aurora, Ontario and other real estate. We intend to continue to sell the balance of our non-core real estate portfolio and use the capital to grow and enhance our business. Accordingly, we are taking steps, including servicing our land and obtaining zoning and other approvals, to enhance the value of certain of these properties which should increase the revenues generated from their sale.

Racetrack operations

As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Our present live racing schedule also dictates that we will earn a substantial portion of our earnings from racetrack operations in the first quarter of each year because three of the Company's largest racetracks, Santa Anita Park, Gulfstream Park and Golden Gate Fields, run live race meets principally during this period.

Real estate operations

The Company generated revenues on the sale of real estate properties of $10.0 million during the three months ended June 30, 2001. These real estate property sales resulted in a gain before interest, taxes, depreciation and amortization ("EBITDA") of $5.0 million. The Company generated revenues and EBITDA of $8.2 million and $2.4 million, respectively, on the sale of real estate properties in the three months ended June 30, 2000.

Results of Operations

Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Racetrack operations

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and guidance provided by EITF 99-19 "Recording Revenue Gross as a Principal versus Net as an Agent". Previously, the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "purses, awards and other" in the Company's consolidated financial statements. In accordance with SAB 101 guidance, all prior period income statements have been retroactively reclassified to comply with the new accounting method. This change in method of accounting conforms our financial reporting with our industry peers, which enables more objective comparisons of financial performance.

Revenues from our racetrack operations were $313.9 million for the six months ended June 30, 2001 compared to $271.5 million in the six months ended June 30, 2000, an increase of $42.4 million or 15.6%. In the six months ended June 30, 2001, all of our eight racetrack operations were open for some live racing. Racetrack revenues were included from our Ladbroke Pennsylvania acquisition from April 5, 2001, the date of acquisition. In the six month period ended June 30, 2000, only six of our racetrack operations were included in our results as Bay Meadows was acquired on November 17, 2000 and Ladbroke Pennsylvania was acquired in 2001. The following is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the third and fourth quarter of 2001 with comparatives for 2000.

LIVE RACE DAYS
--------------

                                                               Q2
                               Q2              Q1              YTD      AWARDED Q3    Q3     AWARDED Q4    Q4     TOTAL       TOTAL
                              ----            ----            -----
Largest  Racetracks       2001    2000    2001    2000    2001    2000    2001       2000       2001      2000   2001/(1)/     2000
-------------------       ----    ----    ----    ----    ----    ----    ----       ----       ----      ----   ---------     ----
Santa Anita (2)            12      17      66      65      78      82       -          -          5         5       83          87
Golden Gate                 1      55      66      16      67      71       -          -         36        35      103         106
Bay Meadows                56     N/A       -     N/A      56     N/A      24        N/A         27       N/A      107         N/A
Gulfstream                  -       -      63      63      63      63       -          -          -         -       63          63
                          ---     ---     ---     ---     ---     ---     ---        ---        ---       ---      ---         ---
                           69      72     195     144     264     216      24          -         68        40      356         256
                          ---     ---     ---     ---     ---     ---     ---        ---        ---       ---      ---         ---

Other Racetracks
----------------
Thistledown                61      64       -      10      61      74      66         66         60        47      187         187
Remington                  37      41      22      22      59      63      27         33         32        40      118         136
Great Lakes                39      38       -       -      39      38      66         66         22        28      127         132
Ladbroke Pennsylvania      56     N/A     N/A     N/A      56     N/A      66        N/A         50       N/A      172         N/A
                          ---     ---     ---     ---     ---     ---     ---        ---        ---       ---      ---         ---
(The Meadows)             193     143      22      32     215     175     225        165        164       115      604         455
                          ---     ---     ---     ---     ---     ---     ---        ---        ---       ---      ---         ---
TOTAL                     262     215     217     176     479     391     249        165        232       155      960         711
                          ===     ===     ===     ===     ===     ===     ===        ===        ===       ===      ===         ===

(1) Includes total actual live race days for the six months ended June 30, 2001 and awarded live race days for the six months commencing July 1, 2001 and ending December 31, 2001.

(2) Excludes The Oak Tree Meet, which is hosted by the Oak Tree Racing Association at Santa Anita.

In the six months ended June 30, 2001, our four largest tracks operated an additional 48 live race days compared to the prior year period. The increase in live race days at our largest racetracks is attributable to the acquisition of Bay Meadows. Our other racetracks operated an additional 40 live race days in the six month period ended June 30, 2001 compared to the prior year period, almost entirely due to the Ladbroke Pennsylvania (The Meadows) acquisition.

Live race days are a significant factor in the operating and financial performance of our racing business. There are also many other factors that have a significant impact on our racing revenues which include, but are not limited to: attendance at our racetracks and at inter-track simulcast locations and OTB's, the level of wagering per customer on-track, at inter-track simulcast locations and OTB's, activity through our account wagering systems, the average field size per race, our ability to attract the industry's top horses and trainers and changes in the economy.

In the six months ended June 30, 2001, gross wagering revenues for our racetracks increased 14.6% to $276.5 million compared to $241.2 million for the comparable 2000 period primarily relating to the increase in live race days. Non-wagering revenues in the six months ended June 30, 2001 increased 23.8% to $37.5 million compared to $30.3 million in the six months ended June 30, 2000. Non-wagering revenues primarily comprise food and beverage sales, program sales, parking revenues and admissions income. Contributing to the increase in non-wagering revenues were increases in revenues from parking, admissions and program sales related to the increase in live race days and the 2001 addition of food and beverage revenues from our Gulfstream facility, previously contracted out to concession operators.

Purses, awards and other increased to $173.7 million for the six months ended June 30, 2001 from $154.2 million for the comparable 2000 period. Operating costs increased to $86.3 million for the six months ended June 30, 2001 from $75.9 million in the comparable 2000 period. As a percentage of total racetrack revenues, operating costs decreased from 28.0% in the six months ended June 30, 2000 to 27.5% in the six months ended June 30, 2001. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized on the consolidation of racetrack operations during the period, partially offset by additional operating costs related to the Bay Meadows acquisition. Racetrack general and administrative expenses were $15.2 million in the six months ended June 30, 2001 compared to $7.1 million in the six months ended June 30, 2000. The increase in general and administrative expenses for the six months ended June 30, 2001 is primarily related to the acquisition of Bay Meadows and Ladbroke Pennsylvania and the higher costs of the corporate head office, which were minimal during the formation of the Company in the six months ended June 30, 2000.

     Real estate operations

Revenues from real estate operations were $43.8 million in the six months ended June 30, 2001 compared to $17.3 million in the six months ended June 30, 2000. EBITDA from real estate activities increased to $18.7 million in the six months ended June 30, 2001 from $3.7 million in the six months ended June 30, 2000. These increases are primarily attributable to the sale of non-core real estate properties in the six month period ended June 30, 2001. In the six-month period ended June 30, 2001, we had gains on the sale of real estate properties of $17.1 million compared to gains of $2.4 million in the same period in 2000. The increase in activity is in line with management's previously stated intention to provide capital for future growth by selling our non-core real estate portfolio.

     Predevelopment and other costs

Predevelopment and other costs were $1.8 million for the six months ended June 30, 2001 compared to $2.4 million in the six months ended June 30, 2000. These costs include consultants' fees associated with technology development, feasibility studies, construction designs, market analysis, site models and alternative site investigations.

     Depreciation and amortization

Depreciation and amortization increased by $2.0 million to $12.0 million for the six months ended June 30, 2001 compared to the same period in 2000. The increase in depreciation and amortization is primarily attributable to the Bay Meadows and Ladbroke Pennsylvania acquisitions and the depreciation recorded on fixed asset additions made in the last half of 2000 and the first half of 2001.

     Interest income and expense

Our net interest expense for the six months ended June 30, 2001 increased $2.1 million compared to the six months ended June 30, 2000. The higher net interest expense is attributable to the increase in long-term debt in the fourth quarter of 2000 and the first quarter of 2001 primarily related to the financing of the Bay Meadows and Ladbroke Pennsylvania acquisitions and racing related real estate property additions.

     Income tax provision

We recorded an income tax provision of $16.9 million on income before income taxes of $41.6 million for the six months ended June 30, 2001 compared to an income tax provision of $10.9 million on income before income taxes of $25.6 million for the six months ended June 30, 2000. Our effective income tax rate for the six months ended June 30, 2001 decreased compared to the same period in 2000 primarily as a result of the higher level of operating losses in certain subsidiaries in 2000 that were not tax benefited.

Three months ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Racetrack operations

Revenues from our racetrack operations were $99.0 million for the three months ended June 30, 2001 compared to $88.8 million in the 2000 comparable period, an increase of $10.2 million or 11.5%. Racetrack revenues increased primarily as a result of the acquisition of Ladbroke Pennsylvania, partially offset by a decline in revenues at Santa Anita as a result of five fewer live race days in the three months ended June 30, 2001 compared to the 2000 period.

Purses, awards and other in the three months ended June 30, 2001 were $51.5 million compared to $48.5 million in the comparable period in 2000. Operating costs increased from $29.4 million in the three months ended June 30, 2000 to $35.3 million in the comparable 2001 period. As a percentage of total racetrack revenue, operating costs increased from 33.2% in the three months ended June 30, 2000 to 35.6% in the three months ended June 30, 2001. The increase in operating costs as a percentage of revenues is primarily the result of having two Northern California racetracks during the three months ended June 30, 2001 compared to one in the prior year period. One racetrack operated as an inter-track wagering site and earned no wagering revenue on live races during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 in which the one racetrack had live racing. In addition, in the three months ended June 30, 2000, the Company benefited from a rental arrangement for our Florida racetrack which did not continue in 2001.

Racetrack general and administrative expenses were $7.3 million in the three months ended June 30, 2001 compared to $3.8 million in the three months ended June 30, 2000, an increase of $3.5 million. The increase is primarily attributable to the acquisitions of Bay Meadows and Ladbroke Pennsylvania and the increase in corporate head office costs.

     Real estate operations

Revenues from real estate operations increased $0.6 million to $14.1 million in the three months ended June 30, 2001 compared to the prior year comparable period. Earnings from real estate operations increased to $6.1 million in the three months ended June 30, 2001 compared to $3.2 million in the three months ended June 30, 2000. The increase in earnings is attributable to the higher gain on the sale of non-core real estate properties in the three months ended June 30, 2001 compared to the prior period.

     Predevelopment and other costs

Predevelopment and other costs decreased $1.0 million to $0.1 million for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 as a result of lower activity on certain development projects in the current quarter.

     Depreciation and amortization

Depreciation and amortization increased by $1.9 million to $6.6 million for the three months ended June 30, 2001, primarily as a result of depreciation and amortization related to our acquisition of Bay Meadows and Ladbroke Pennsylvania and increased depreciation on fixed asset additions made in the second half of 2000 and the first half of 2001.

     Interest income and expense

Our net interest expense has increased $0.7 million in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 which is attributable to the increase in long-term debt, primarily related to the financing of the Bay Meadows and Ladbroke Pennsylvania acquisitions and racing related real estate property additions.

Liquidity and Capital Resources

At June 30, 2001, we had cash and cash equivalents of $51.2 million and total shareholders' equity of $571.2 million.

For the six months ended June 30, 2001, we invested $16.4 million on real estate property and fixed asset additions. We anticipate capital expenditures of approximately $55.0 million for the year ending December 31, 2001. The capital expenditures relate to maintenance capital improvements to the racetracks of approximately $8.0 million and the remaining expenditures will be primarily for racetrack property enhancements, the completion of the Aurora golf course, infrastructure and predevelopment costs on certain of our properties and on account wagering activities, including telephone, Internet and interactive television initiatives.

     Operating activities

Cash provided by operations was $23.7 million for the six months ended June 30, 2001. This was primarily a result of cash generated by the Santa Anita Park, Gulfstream Park, Ladbroke Pennsylvania, Bay Meadows and Golden Gate Fields racetracks which operated live race meets during this period. For the comparable 2000 period, cash used by operations was $3.8 million.

     Investing activities

Cash used in investing activities was $4.3 million for the six months ended June 30, 2001 and cash provided by investing activities was $7.4 million for the six months ended June 30, 2000. Net investing activities for the six months ended June 30, 2001 were $4.3 million including investments of $16.4 million in real estate property and fixed asset additions and $21.0 million on the acquisition of Ladbroke Pennsylvania, partially offset by $32.9 million of proceeds received on the sale of real estate. Net proceeds from investing activities for the six months ended June 30, 2000 were $7.4 million, including $16.2 million of proceeds on the sale of non-core real estate and other assets, $6.1 million of which related to sales to a related party, Magna International Inc., partially offset by $8.8 million invested in real estate and fixed asset additions.

     Financing activities

Cash provided by financing activities was $1.5 million for the six months ended June 30, 2001. During this period the Company had an increase in long-term debt of $8.7 million and issued shares for $0.4 million partially offset by a repayment of bank indebtedness of $7.6 million. For the six months ended June 30, 2000, cash used for financing activities was $7.5 million. During the six months ended June 30, 2000, there was a decrease in bank indebtedness of $2.0 million and a repayment of long-term debt of $6.8 million partially offset by a contribution of capital of $1.4 million.

Accounting Developments

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information relating to new accounting standards, which have not yet been adopted.

Subsequent to June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The Statement on business combinations (SFAS 141) requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. In addition, the Statement provides new criteria to determine when an acquired intangible asset should be recognized separately from goodwill.

The Statement on goodwill and intangible assets (SFAS 142) requires the application of the non-amortization and impairment rules for existing goodwill and intangible assets which meet the criteria for indefinite life beginning with fiscal years starting after December 15, 2001. In all cases, the Statement must be adopted at the beginning of a fiscal year.

Although the Company is currently reviewing these Statements, we have not determined the impact, if any, of these pronouncements on our consolidated financial statements.

Forward-looking Statements

This previous discussion and analysis contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and/or Section 21E of the Securities Exchange Act of 1934. The words "estimate", "anticipate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, assumptions and uncertainties include, but are not limited to, significant change in laws or regulations governing our industry, competition from operators of other racetracks and from other forms of gaming, including Internet and on-line wagering, a significant decrease in the number of live race days allocated to our racetracks, our ability to renew our existing agreements with the horse owners at our racetracks on satisfactory terms, a significant increase in the taxes and fees to which our business is subject, our continued ability to complete expansion projects designed to generate new revenues and attract new customers, our ability to sell some of our non-core real estate properties when we need to or at the price we want, the impact of inclement weather, our ability to integrate recent racetrack acquisitions and changes in the economy. Persons reading this Management's Discussion and Analysis of Results of Operations and Financial Position are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such forward-looking statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes since year-end.