Form 10-Q
period 2001-09-30
MAGNA ENTERTAINMENT CORP
filed 2001-11-14
CIK 1093273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001

                        Commission File Number: 000-30578
                                                ---------


                            MAGNA ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                 98-0208374
-----------------------------------------      ---------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)



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

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   [X]            No [  ]

The Registrant had 22,852,504 shares of Class A Subordinate Voting Stock outstanding as of September 30, 2001. In addition, as of September 30, 2001, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary, MEC Holdings (Canada) Inc., issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 2,403,465 Exchangeable Shares remain unexchanged.

                            MAGNA ENTERTAINMENT CORP.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                            Page

         Item 1.  Financial Statements                                       3

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Position               11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk 18


PART II - OTHER INFORMATION                                                  19

SIGNATURES                                                                   19

     PART 1 - FINANCIAL INFORMATION
     Item 1.  Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands, except per share
figures]
--------------------------------------------------------------------------------------------------------------------
                                                          Three months ended              Nine months ended
                                                     September 30,   September 30,   September 30,  September 30,
                                                         2001            2000            2001           2000
--------------------------------------------------------------------------------------------------------------------
                                                                      (restated,                     (restated,
                                                                      see note 1)                    see note 1)
Revenue
Racetrack
  Gross wagering                                       $  45,085       $  19,877      $ 321,574      $ 261,089
  Non-wagering                                            13,394           8,720         50,850         39,052
Real estate
  Sale of real estate                                      1,091          16,766         37,236         25,035
  Rental and other                                         6,262           4,850         13,890         13,849
--------------------------------------------------------------------------------------------------------------------
                                                          65,832          50,213        423,550        339,025
--------------------------------------------------------------------------------------------------------------------
Costs and expenses
Racetrack
  Purses, awards and other                                24,509          10,623        198,217        164,865
  Operating costs                                         31,686          21,077        117,947         97,021
  General and administrative                               6,172           3,942         21,402         11,019
Real estate
  Cost of real estate sold                                 1,054          13,070         20,147         18,984
  Operating costs                                          4,466           4,490          9,882         11,650
  General and administrative                                 282             253            829            721
Predevelopment and other costs                               488             821          2,310          3,262
Depreciation and amortization                              7,376           4,792         19,360         14,744
Interest expense (income), net                               282            (171)         2,360           (206)
--------------------------------------------------------------------------------------------------------------------
                                                          76,315          58,897        392,454        322,060
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        (10,483)         (8,684)        31,096         16,965
Income tax provision (benefit)                            (4,256)         (3,574)        12,618          7,343
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         (6,227)         (5,110)        18,478          9,622
Other comprehensive (loss) income
Foreign currency translation adjustment                    2,974          (7,413)        (5,982)       (13,742)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                            $  (3,253)      $ (12,523)     $  12,496      $  (4,120)
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share of Class A
  Subordinate Voting Stock, Class B Stock
  or Exchangeable Shares:
      Basic                                            $   (0.07)      $   (0.06)     $    0.23      $    0.12
      Diluted                                          $   (0.07)      $   (0.06)     $    0.22      $    0.12
--------------------------------------------------------------------------------------------------------------------

Average number of shares of Class A
  Subordinate Voting Stock, Class B Stock
  and Exchangeable Shares
  outstanding during the period [in
  thousands]:
      Basic
      Diluted                                             83,719          80,466         82,107         80,407
                                                          83,977          80,466         82,439         80,411
--------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
---------------------------------------------------------------------------------------------------------------
                                                      Three months ended             Nine months ended
                                                  September 30,  September 30,  September 30,  September 30,
                                                      2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------------
Cash provided from (used for):
OPERATING ACTIVITIES
Net income (loss)                                    $ (6,227)     $ (5,110)      $ 18,478      $  9,622
Items not involving current cash flows                  6,857          (660)        (4,476)        6,642
---------------------------------------------------------------------------------------------------------------
                                                          630        (5,770)        14,002        16,264
Changes in non-cash items related to
operations                                             (3,956)       (3,056)         6,357       (28,931)
---------------------------------------------------------------------------------------------------------------
                                                       (3,326)       (8,826)        20,359       (12,667)
---------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
Acquisition of business, net of cash                       --            --        (21,035)           --
Real estate property and
  fixed asset additions                                (9,111)       (5,539)       (25,494)      (14,306)
Proceeds on disposal of real estate                     3,888        16,766         36,793        25,035
Other asset (additions) disposals                        (530)           --           (366)        1,749
Proceeds on real estate sold to Magna                      --          (397)            --         5,750
---------------------------------------------------------------------------------------------------------------
                                                       (5,753)       10,830        (10,102)       18,228
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Decrease in bank indebtedness                              --        (4,703)        (7,609)       (6,759)
(Repayment of) increase in
   long-term debt                                      (1,090)          125          7,571        (6,642)
Contributed capital                                        --            --             --         1,352
Issuance of share capital                                  33            --            476            --
---------------------------------------------------------------------------------------------------------------
                                                       (1,057)       (4,578)           438       (12,049)
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
  And cash equivalents                                  1,811          (527)           186          (582)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents during the period                        (8,325)       (3,101)        10,881        (7,070)
Cash and cash equivalents, beginning of
  period                                               51,182        46,691         31,976        50,660
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 42,857      $ 43,590       $ 42,857      $ 43,590
---------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,      December 31,
                                                                                          2001              2000
------------------------------------------------------------------------------------------------------------------------
                                                            ASSETS
------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                            $  42,857        $  31,976
   Restricted cash                                                                          8,715           13,461
   Accounts receivable                                                                     25,156           33,399
   Prepaid expenses and other                                                              10,313            7,984
------------------------------------------------------------------------------------------------------------------------
                                                                                           87,041           86,820
------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                              574,943          568,265
------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                         173,506          117,561
------------------------------------------------------------------------------------------------------------------------
Future tax assets                                                                           6,018            8,393
------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 841,508        $ 781,039
------------------------------------------------------------------------------------------------------------------------
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Bank indebtedness                                                                    $      --        $   7,609
   Accounts payable and other liabilities                                                  53,218           64,847
   Income taxes payable                                                                    13,749            1,111
   Long-term debt due within one year                                                      23,691           12,754
------------------------------------------------------------------------------------------------------------------------
                                                                                           90,661           86,321
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             73,447           63,343
------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                 1,786              234
------------------------------------------------------------------------------------------------------------------------
Future tax liabilities                                                                    107,604           89,353
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinate Voting Stock                                                       154,594          100,770
   Exchangeable Shares                                                                     17,839           57,937
   Class B Stock                                                                          394,094          394,094
Contributed surplus                                                                         1,352            1,352
Retained earnings (deficit)                                                                16,488           (1,990)
Accumulated comprehensive loss                                                            (16,357)         (10,375)
------------------------------------------------------------------------------------------------------------------------
                                                                                          568,010          541,788
------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 841,508        $ 781,039
------------------------------------------------------------------------------------------------------------------------
                                                            5

                            MAGNA ENTERTAINMENT CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. The accompanying consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2001, reflect a disproportionate share of annual net earnings as the Company normally earns a substantial portion of its net earnings in the first quarter of each year.

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and guidance provided by EITF 99-19 Recording Revenue Gross as a Principal versus Net as an Agent. Previously the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "purses, awards and other" in the accompanying consolidated statement of operations and comprehensive income (loss). In accordance with SAB 101 guidance, all prior period income statements have been retroactively reclassified to comply with the new accounting method.

2. Business Acquisition

On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania Inc. and Sport Broadcasting, Inc. (collectively the "Ladbroke Companies") for a total purchase price, of $47.5 million, net of cash acquired of $7.0 million and transaction costs. The total purchase price was satisfied by cash payments of $28 million, the issuance of two promissory notes totalling $13.25 million which bear interest at 6% with the first note in the amount of $6,625,000 maturing on the first anniversary of the closing date and the second note in the amount of $6,625,000 maturing on the second anniversary of the closing date and by the issuance of 3,178,297 shares of Class A Subordinate Voting Stock. The Ladbroke Companies include account wagering operations, The Meadows harness track and four off-track betting facilities.

The purchase price, which may be adjusted further, has been allocated to the assets and liabilities acquired as follows (in thousands):

Non-cash working capital                                        $  (6,514)
Real estate properties and fixed assets                            19,947
Other assets                                                       61,550
Deferred income taxes                                             (27,448)
                                                                ---------
Net assets acquired and total
  purchase price, net of cash acquired                          $  47,535
                                                                =========

The purchase consideration for this acquisition is as follows:

Cash                                                            $  21,035
Issuance of shares of Class A Subordinate Voting Stock             13,250
Issuance of two promissory notes                                   13,250
                                                                ---------
                                                                $  47,535
                                                                =========

Pro-Forma Impact

If the acquisition of the Ladbroke Companies had occurred on January 1, 2000, the Company's unaudited pro-forma results would have been:

                                For the nine months        For the nine months
                             ended September 30, 2001   ended September 30, 2000
                             ------------------------   ------------------------

Revenues                             $  443,462                 $ 393,394
Expenses                                411,669                   372,252
                                     ----------                 ---------
Income before income taxes               31,793                    21,142
                                     ==========                 =========
Net income                               18,651                    11,698
                                     ==========                 =========
Net income per share
   (basic and diluted)               $     0.22                 $    0.14
                                     ==========                 =========

3. Capital Stock

Changes in Class A Subordinate Voting Stock, Exchangeable Shares and Class B Stock for the nine months ended September 30, 2001 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                                      Class A Subordinate       Exchangeable
                                         Voting Stock             Shares                 Class B Stock
                                      -------------------   -------------------     ------------------------
                                      Number of    Stated   Number of    Stated     Number of    Stated
                                        Shares     Value      Shares      Value       Shares     Value
------------------------------------------------------------------------------------------------------------
Issued and outstanding at
     December 31, 2000                   14,192   $100,770      7,807    $ 57,937      58,466   $394,094
Issued on exercise of stock
     options                                  9         40         --          --          --         --
Conversion of Exchangeable
     Shares to Class A
     Subordinate Voting Stock                71        527        (71)       (527)         --         --
------------------------------------------------------------------------------------------------------------
Issued and outstanding at
     March 31, 2001                      14,272    101,337      7,736      57,410      58,466    394,094
Issued on acquisition of the
     Ladbroke Companies on
     April 5, 2001                        3,178     13,250         --          --          --         --
Issued under the Plan                        63        403         --          --          --         --
Conversion of Exchangeable
     Shares to Class A
     Subordinate Voting Stock               626      4,645       (626)     (4,645)         --         --
------------------------------------------------------------------------------------------------------------
Issued and outstanding at
     June 30, 2001                       18,139    119,635      7,110      52,765      58,466    394,094
Issued on exercise of stock
     options                                  7         33         --          --          --         --
Conversion of Exchangeable
     Shares to Class A
     Subordinate Voting Stock             4,707     34,926     (4,707)    (34,926)         --         --
------------------------------------------------------------------------------------------------------------
Issued and outstanding
     at September 30, 2001               22,853   $154,594      2,403    $ 17,839      58,466   $394,094
------------------------------------------------------------------------------------------------------------

The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 8.0 million shares could be issued under the Plan, of which
6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.5 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended September 30, 2001, 6,667 shares were issued under the Plan. During the nine months ended September 30, 2001, 78,094 shares were issued under the Plan.

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

During the nine months ended September 30, 2001, 1,250,000 stock options were granted, 15,000 stock options were exercised and 603,333 stock options were revoked. At September 30, 2001, there were 4,453,333 options outstanding that were all granted during 2000 and 2001. The exercise price of the stock options outstanding at September 30, 2001 ranged from $3.91 to $7.00 with an average exercise price of $5.99.

There were 2,299,618 options exercisable at September 30, 2001 with an average exercise price of $6.23.

4. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share amounts):

                                                Three months ended                    Nine months ended
                                                   September 30,                         September 30,
                                           2001                      2000           2001                 2000
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                        $ (6,227)                $ (5,110)      $ 18,478              $  9,622
---------------------------------------------------------------------------------------------------------------------------------
                                           Basic       Diluted     Basic &         Basic     Diluted     Basic      Diluted
                                                                   Diluted
Weighted Average
Shares Outstanding:
     Class A Subordinate Voting
     Stock                                 20,496       20,754      13,102         17,001     17,333      9,011       9,015
     Class B Stock                         58,466       58,466      58,466         58,466     58,466     59,806      59,806
     Exchangeable Shares                    4,757        4,757       8,898          6,640      6,640     11,590      11,590
---------------------------------------------------------------------------------------------------------------------------------

                                           83,719       83,977      80,466         82,107     82,439     80,407      80,411
---------------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Share                $  (0.07)   $   (0.07)     ($0.06)      $   0.23   $   0.22   $   0.12     $  0.12
=================================================================================================================================

5. Segment Information

The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two reportable segments: racetrack operations and real estate operations.

The accounting policies of the segments are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The following summary presents key information by operating segment (in thousands):

                                Three months ended September 30, 2001
                                                          Racetrack    Real Estate
                                                         Operations     Operations     Total
---------------------------------------------------------------------------------------------------
Revenue                                                  $   58,479     $   7,353    $   65,832
---------------------------------------------------------------------------------------------------

Income (loss) before income taxes                        $  (11,942)    $   1,459    $  (10,483)
---------------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions, net    $    5,868     $   3,243    $    9,111
---------------------------------------------------------------------------------------------------

                                              Three months ended September 30, 2000
                                                            Racetrack    Real Estate
                                                           Operations     Operations      Total
---------------------------------------------------------------------------------------------------
Revenue                                                    $   28,597    $    21,616  $   50,213
---------------------------------------------------------------------------------------------------

Income (loss) before income taxes                          $  (11,890)   $     3,206  $   (8,684)
---------------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions, net      $    3,963    $     1,576  $    5,539
---------------------------------------------------------------------------------------------------

                                               Nine months ended September 30, 2001
                                                            Racetrack    Real Estate
                                                           Operations     Operations      Total
---------------------------------------------------------------------------------------------------
Revenue                                                    $  372,424    $    51,126  $  423,550
---------------------------------------------------------------------------------------------------

Income before income taxes                                 $   11,728    $    19,368  $   31,096
---------------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions, net      $   17,706    $     7,788  $   25,494
---------------------------------------------------------------------------------------------------

                                               Nine months ended September 30, 2000
                                                            Racetrack    Real Estate
                                                           Operations     Operations      Total
---------------------------------------------------------------------------------------------------
Revenue                                                    $  300,141    $    38,884  $  339,025
---------------------------------------------------------------------------------------------------

Income before income taxes                                 $   11,626    $     5,339  $   16,965
---------------------------------------------------------------------------------------------------

Real estate properties and fixed asset additions, net      $    9,776    $     4,530  $   14,306
---------------------------------------------------------------------------------------------------

6.       Subsequent Events

a) On October 26, 2001, the Company filed an amendment to its registration statement offering 20 million shares of Class A Subordinate Voting Stock for sale in the United States and in Canada.

b) On October 26, 2001, the Company completed the acquisition of MKC Acquisition Co., operating as Multnomah Greyhound Park, in Portland, Oregon. On closing, the Company paid approximately $4 million in cash and issued 330,962 shares of Class A Subordinate Voting Stock.

c) On October 31, 2001, the Company sold two non-core real estate properties located in Milton, Ontario to Magna International Inc. for total proceeds of approximately $12.5 million. The gain on the sale of the properties of approximately $6.0 million, net of tax, is derived from a related party transaction and will therefore be reported as a contribution to equity.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the consolidated financial statements included in this report.

Overview

Magna Entertainment Corp. ("MEC") is the leading owner and operator of thoroughbred racetracks in the United States based on revenue, and a leading supplier via simulcasting of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate nine racetracks, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting facilities ("OTBs") in Pennsylvania, and an account wagering business known as "Call-A-Bet", which permits customers to place wagers by telephone on horse races at approximately 65 racetracks in the United States. To support certain of our horse racetracks, we own a horse training center situated approximately 45 miles north of San Diego, California, and we are currently developing a second horse training center in Palm Beach County, Florida. We are also exploring the development of real estate on the land surrounding certain of our racetracks. These real estate projects could be pursued in conjunction with developers who would be expected to provide the necessary financing. In addition to our racetracks, we own a significant real estate portfolio which includes a gated residential community under development, a golf course and related recreational facilities in Europe, a golf course in Aurora, Ontario and other real estate in the United States, Canada and Austria. While we are exploring the development of some of our real estate, we intend to continue to sell our non-core real estate in order to generate additional capital to grow and enhance our racing business.

Racetrack operations

As a result of the seasonal nature of our racetrack business, racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Our present live racing schedule dictates that we will earn a substantial portion of our earnings from racetrack operations in the first quarter of each year because three of the Company's largest racetracks, Santa Anita, Gulfstream and Golden Gate, run live race meets principally during this period. We expect the seasonality of our business to gradually diminish as our acquisition and account wagering initiatives evolve.


Real estate operations

The Company generated revenues on the sale of non-core real estate property of $1.1 million during the three months ended September 30, 2001, resulting in a gain of $0.04 million. The Company generated revenues and gains of $16.8 million and $3.7 million, respectively, on the sale of non-core real estate properties in the three months ended September 30, 2000.


Results of Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

         Racetrack operations

Effective October 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and guidance provided by EITF 99-19 "Recording Revenue Gross as a Principal versus Net as an Agent". Previously, the Company recorded its wagering revenue net of "purses, stakes and awards" and "pari-mutuel wagering taxes". Under the new accounting method adopted during the fourth quarter of 2000, the Company now recognizes revenue gross of "purses, stakes and awards" and "pari-mutuel wagering taxes". The costs relating to these amounts are shown as "purses, awards and other" in the Company's consolidated financial statements. In accordance with SAB 101 guidance, all prior period income statements have been retroactively reclassified to comply with the new accounting method. This change in method of accounting conforms our financial reporting with our industry peers, which enables more objective comparisons of financial performance.

Revenues from our racetrack operations were $372.4 million for the nine months ended September 30, 2001 compared to $300.1 million in the nine months ended September 30, 2000, an increase of $72.3 million or 24.1%. In the nine months ended September 30, 2001, all but one of our nine racetrack operations were open for some live racing. Operations commenced in Oregon in the third quarter of 2001 with our lease of the Portland Meadows facility. Wagering activities have commenced at Portland Meadows during the fourth quarter of 2001. Racetrack revenues were included from our MEC Pennsylvania acquisition from April 5, 2001, the date of acquisition. In the nine month period ended September 30, 2000, only six of our racetrack operations were included in our results as Bay Meadows was acquired in the fourth quarter of 2000, MEC Pennsylvania was acquired in the second quarter of 2001, and Portland Meadows commenced operations this quarter. The following is a schedule of our actual live race days by racetrack by quarter and awarded live race days for the fourth quarter of 2001 with comparatives for 2000.

LIVE RACE DAYS

                                       Q3          Q2          Q1           Q3      Q4      Q4  TOTAL  TOTAL
                                       --          --          --          YTD    AWARDED   --  -----  -----
Largest  Racetracks                2001  2000  2001  2000  2001  2000  2001  2000   2001   2000 2001(1) 2000
-------------------                ----  ----  ----  ----  ----  ----  ----  ----   ----   ---- ------  ----
Santa Anita (2)                     --    --    12    17    66    65    78    82       5      5    83    87
Golden Gate                         --    --     1    55    66    16    67    71      36     35   103   106
Bay Meadows                         24   N/A    56   N/A    --   N/A    80   N/A      27    N/A   107   N/A
Gulfstream                          --    --    --    --    63    63    63    63      --     --    63    63
                                   ---   ---   ---   ---   ---   ---   ---   ---     ---    ---   ---   ---
                                    24    --    69    72   195   144   288   216      68     40   356   256
                                   ---   ---   ---   ---   ---   ---   ---   ---     ---    ---   ---   ---

Other Racetracks

Thistledown                         65    66    61    64    --    10   126   140      60     47   186   187
Remington                           27    33    37    41    22    22    86    96      32     40   118   136
Great Lakes                         65    66    39    38    --    --   104   104      22     28   126   132
The Meadows                         64   N/A    56   N/A   N/A   N/A   120   N/A      50    N/A   170   N/A
Portland Meadows                   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A      31    N/A    31   N/A
                                   ---   ---   ---   ---   ---   ---   ---   ---     ---    ---   ---   ---
                                   221   165   193   143    22    32   436   340     195    115   631   455
                                   ---   ---   ---   ---   ---   ---   ---   ---     ---    ---   ---   ---

          TOTAL                    245   165   262   215   217   176   724   556     263    155   987   711
                                   ===   ===   ===   ===   ===   ===   ===   ===     ===    ===   ===   ===

(1) Includes actual live race days for the nine months ended September 30, 2001 and awarded live race days for the three months commencing October 1, 2001 and ending December 31, 2001.


(2) Excludes The Oak Tree Meet, which is hosted by the Oak Tree Racing Association at Santa Anita.

In the nine months ended September 30, 2001, we operated our four largest racetracks for an additional 72 live race days compared to the prior year period. The increase in live race days at our largest racetracks is attributable to the acquisition of Bay Meadows, partially offset by four fewer live race days at both Santa Anita and Golden Gate. Our other racetracks operated an additional 96 live race days in the nine month period ended September 30, 2001 compared to the prior year period, primarily due to The Meadows acquisition, partially offset by decreases in race days at Thistledown and Remington.

Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racing revenues which include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our Call-A-Bet system; the average field size per race; our ability to attract the industry's top horses and trainers; weather; and changes in the economy.

In the nine months ended September 30, 2001, gross wagering revenues for our racetracks increased 23.2% to $321.6 million compared to $261.1 million for the comparable 2000 period primarily relating to the increase in live race days due to our acquisitions. Non-wagering revenues in the nine months ended September 30, 2001 increased 30.2% to $50.9 million compared to $39.1 million in the nine months ended September 30, 2000. Non-wagering revenues are primarily comprised of food and beverage sales, program sales, parking revenues and admissions income. Contributing to the increase in non-wagering revenues were increases in revenues from parking, admissions and program sales related to the increase in live race days and the 2001 addition of food and beverage revenues from our Gulfstream facility, previously contracted out to concession operators.

Purses, awards and other increased to $198.2 million for the nine months ended September 30, 2001 from $164.9 million for the comparable 2000 period. Operating costs increased to $117.9 million for the nine months ended September 30, 2001 from $97.0 million in the comparable 2000 period. As a percentage of total racetrack revenues, operating costs decreased from 32.3% in the nine months ended September 30, 2000 to 31.7% in the nine months ended September 30, 2001. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized on the consolidation of racetrack operations during the period. Racetrack general and administrative expenses were $21.4 million in the nine months ended September 30, 2001 compared to $11.0 million in the nine months ended September 30, 2000. The increase in general and administrative expenses for the nine months ended September 30, 2001 is primarily related to the acquisition of Bay Meadows and MEC Pennsylvania and the higher costs of the corporate head office, which were significantly lower during the formative stage of the Company in the nine months ended September 30, 2000.


         Real estate operations

Revenues from real estate operations were $51.1 million in the nine months ended September 30, 2001 compared to $38.9 million in the nine months ended September 30, 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from real estate activities increased to $20.3 million in the nine months ended September 30, 2001 from $7.5 million in the nine months ended September 30, 2000. These increases are primarily attributable to the sale of non-core real estate properties in the nine month period ended September 30, 2001. In the nine-month period ended September 30, 2001, we had gains on the sale of non-core real estate properties of $17.1 million compared to gains of $6.1 million in the same period in 2000. The increase in activity is in line with management's stated intention to provide capital for future growth by selling our non-core real estate portfolio.

         Predevelopment and other costs

Predevelopment and other costs were $2.3 million for the nine months ended September 30, 2001 compared to $3.3 million in the nine months ended September 30, 2000. These costs include consultants' fees associated with technology development, feasibility studies, construction designs, market analysis, site models and alternative site investigations.

         Depreciation and amortization

Depreciation and amortization increased by $4.6 million to $19.4 million for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in depreciation and amortization is primarily attributable to the Bay Meadows and MEC Pennsylvania acquisitions and increased depreciation on recent fixed asset additions.

         Interest income and expense

Our net interest expense for the nine months ended September 30, 2001 increased $2.6 million compared to the nine months ended September 30, 2000. The higher net interest expense is attributable to the increase in long-term debt in the fourth quarter of 2000 and the second quarter of 2001 primarily related to the financing of the Bay Meadows and MEC Pennsylvania acquisitions and racing related real estate property additions.

         Income tax provision

We recorded an income tax provision of $12.6 million on income before income taxes of $31.1 million for the nine months ended September 30, 2001 compared to an income tax provision of $7.3 million on income before income taxes of $17.0 million for the nine months ended September 30, 2000. Our effective income tax rate for the nine months ended September 30, 2001 decreased compared to the same period in 2000 primarily as a result of the higher level of operating losses in certain subsidiaries in 2000, for which we did not recognize the tax benefit in that period.


Three months ended September 30, 2001 compared to three months ended September 30, 2000

         Racetrack operations

Revenues from our racetrack operations were $58.5 million for the three months ended September 30, 2001 compared to $28.6 million in the 2000 comparable period, an increase of $29.9 million or 104.5%. Racetrack revenues increased as a result of the acquisition of Bay Meadows and MEC Pennsylvania, partially offset by the impact of temporary racetrack closures in response to the tragic events of September 11 and a decrease in economic activity in the United States.

Purses, awards and other in the three months ended September 30, 2001 were $24.5 million compared to $10.6 million in the comparable period in 2000. Operating costs increased from $21.1 million in the three months ended September 30, 2000 to $31.7 million in the comparable 2001 period primarily as a result of the Bay Meadows and MEC Pennsylvania acquisitions.

Racetrack general and administrative expenses were $6.2 million in the three months ended September 30, 2001 compared to $3.9 million in the three months ended September 30, 2000, an increase of $2.3 million. The increase is primarily attributable to the acquisitions of Bay Meadows and MEC Pennsylvania and the increase in corporate head office costs.

         Real estate operations

Revenues from real estate operations decreased $14.3 million to $7.4 million in the three months ended September 30, 2001 compared to the prior year comparable period. EBITDA from real estate operations decreased to $1.6 million in the three months ended September 30, 2001 compared to $3.8 million in the three months ended September 30, 2000. The decrease is attributable to the $3.7 million gain on the sale of non-core real estate properties in the three months ended September 30, 2000 as compared to a nominal gain in the three months ended September 30, 2001, partially offset by increased house and lot sales at our Fontana residential development and contribution from the recently opened Magna Golf Club.

         Predevelopment and other costs

Predevelopment and other costs decreased $0.3 million to $0.5 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, as a result of lower activity on certain development projects in the current quarter.

         Depreciation and amortization

Depreciation and amortization increased by $2.6 million to $7.4 million for the three months ended September 30, 2001, primarily as a result of depreciation and amortization related to our acquisition of Bay Meadows and MEC Pennsylvania and increased depreciation on recent fixed asset additions.


         Interest income and expense

Our net interest expense has increased $0.5 million in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 which is attributable to the increase in long-term debt, primarily related to the financing of the Bay Meadows and MEC Pennsylvania acquisitions and racing related real estate property additions.


         Income tax provision

We recorded an income tax recovery of $4.3 million on a loss of $10.5 million for the three months ended September 30, 2001 compared to a recovery of $3.6 million on a loss of $8.7 million for the three months ended September 30, 2000. Our effective tax rate is relatively consistent in both periods.

Liquidity and Capital Resources

At September 30, 2001, we had cash and cash equivalents of $42.9 million and total shareholders' equity of $568.0 million.

We are continuing our discussions with financial institutions to obtain additional credit facilities. In addition, we are considering exercising our option to extend the due date of our term loan facility, due November 30, 2002, by two additional years. This option is subject to the bank obtaining a current appraisal of the mortgaged property and being satisfied that the appraised value of the property is at least 200% of the outstanding principal of the term loan.

During the nine months ended September 30, 2001, we invested $25.5 million on real estate property and fixed asset additions. We anticipate capital expenditures of approximately $50.0 million in aggregate during the year ending December 31, 2001. The capital expenditures relate to maintenance capital improvements to our racetracks of approximately $7.2 million with the remainder consisting primarily of racetrack property enhancements, the completion of the Magna Golf Club, infrastructure and predevelopment costs on certain of our properties and on account wagering activities, including telephone, Internet and interactive television initiatives.

         Operating activities

Cash provided by operations was $20.4 million for the nine months ended September 30, 2001. For the comparable 2000 period, cash used by operations was $12.7 million, primarily due to the need to fund working capital deficiencies in that period related to acquisitions completed in the latter part of 1999 and early 2000. Those funding requirements had been taken into consideration in the negotiation of the purchase price of those acquisitions.

         Investing activities

Cash used in investing activities for the nine months ended September 30, 2001 was $10.1 million including investments of $25.9 million in real estate property and fixed asset and other asset additions and $21.0 million on the acquisition of MEC Pennsylvania, partially offset by $36.8 million of proceeds received on the sale of non-core real estate. Net proceeds from investing activities for the nine months ended September 30, 2000 were $18.2 million, including $32.5 million of proceeds on the sale of non-core real estate and other assets, $5.8 million of which related to sales to a related party, Magna International Inc., partially offset by $14.3 million invested in real estate property and fixed asset additions.

         Financing activities

Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2001. During this period, the Company received net proceeds on the increase in long-term debt of $7.6 million and the issue of shares for $0.5 million, partially offset by a repayment of bank indebtedness of $7.6 million. For the nine months ended September 30, 2000, cash used for financing activities was $12.0 million. During the nine months ended September 30, 2000, there was a decrease in bank indebtedness of $6.8 million and a repayment of long-term debt of $6.6 million partially offset by a contribution of capital of $1.4 million.

Accounting Developments

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information relating to new accounting standards, which have not yet been adopted.

In the current quarter, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The Statement on business combinations (SFAS 141) requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. In addition, the Statement provides new criteria to determine when an acquired intangible asset should be recognized separately from goodwill.

The Statement on goodwill and other intangible assets (SFAS 142) requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets which meet the criteria for indefinite life beginning with fiscal years starting after December 15, 2001. In all cases, the Statement must be adopted at the beginning of a fiscal year.

Although the Company is currently reviewing these Statements, we have not determined the impact, if any, of these pronouncements on our consolidated financial statements.


Forward-looking Statements

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Results of Operations and Financial Position, contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and/or Section 21E of the Securities Exchange Act of 1934. The words "estimate", "anticipate", "believe", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, assumptions and uncertainties include, but are not limited to, significant change in laws or regulations governing our industry, competition from operators of other racetracks and from other forms of gaming, including Internet and on-line wagering, a significant decrease in the number of live race days allocated to our racetracks, our ability to renew our existing agreements with the horse owners at our racetracks on satisfactory terms, a significant increase in the taxes and fees to which our business is subject, our continued ability to complete expansion projects designed to generate new revenues and attract new customers, our ability to sell some of our real estate properties when we need to or at the price we want, the impact of inclement weather, our ability to integrate recent racetrack acquisitions and changes in the economy. Persons reading this Quarterly Report on Form 10-Q are cautioned that such statements are only predictions and that our actual operating results and financial condition may differ materially. In evaluating such forward-looking statements, readers should specifically consider the various factors which could cause our actual operating results and financial condition to differ materially from those indicated by such forward-looking statements, including those contained in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and our subsequent filings with the United States Securities and Exchange Commission.


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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

Date                        Items Reported and Financial Statements Filed
----                        ---------------------------------------------

August 1, 2001              Financial results for the three month and six month
(filed:  August 2, 2001)    periods ended June 30, 2001.

August 2, 2001              Press release announcing that GMR-NY LLC has been
(filed: August 7, 2001)     selected as the successful bidder to acquire the
                            New York City Off-Track Betting operation.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MAGNA ENTERTAINMENT CORP.
                                    (Registrant)

                                    by:   /s/ "Graham J. Orr"
                                          -------------------------------------
                                          Graham J. Orr, Executive Vice-
                                          President and Chief Financial Officer

                                    by:   /s/ "Gary M. Cohn"
                                          -------------------------------------
                                          Gary M. Cohn, Vice-President, Special
                                          Projects and Secretary
Date:  November 13, 2001