Form 10-K
period 2001-12-31
MAGNA ENTERTAINMENT CORP
filed 2002-03-20
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from               to

                         Commission File No. 000-30578
                           MAGNA ENTERTAINMENT CORP.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              98-0208374
     (State or Other Jurisdiction          (I.R.S. Employer Identification
   of Incorporation or Organization)                   Number)

            337 Magna Drive                            L4G 7K1
        Aurora, Ontario, Canada                      (Zip Code)
    (Address of Principal Executive
               Offices)

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

As of March 15, 2002, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $173,702,028 (based on the closing sale price of $9.07 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on March 15,
2002). As of March 15, 2002, the aggregate market value of the exchangeable shares of MEC Holdings (Canada) Inc., each of which is exchangeable into one share of Class A Subordinate Voting Stock of the registrant, held by non-affiliates of the registrant was approximately $19,194,224 (based on the closing sale price of $9.07 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on March 15, 2002).

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 15, 2002 was 23,513,599.

The number of shares of Class B Stock of the registrant outstanding as of March 15, 2002 was 58,466,056.

                      Documents Incorporated by Reference

The registrant's proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the annual meeting of stockholders scheduled to be held on April 18, 2002, is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the document incorporated by reference is not deemed to be filed as a part hereof.

   In this Annual Report, when we use the terms "we", "us", "our" and the "Company", we are referring to Magna Entertainment Corp. and its subsidiaries, unless the context otherwise requires. In this Annual Report, unless stated otherwise, all references to "$" are to U.S. dollars and all references to "Cdn. $" are to Canadian dollars. All pro forma financial or operating information in this Annual Report is derived from our unaudited Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss) (as filed with Amendment No. 3 to our Registration Statement on Form S-1, dated March 8, 2002 (File no. 333-70520)), which give effect to acquisitions that we made after January 1, 2000 as though they were completed on that date.

                                    Part I

Item 1. Business

Special Note Regarding Forward-Looking Information

   This Annual Report contains forward-looking statements as defined by the U.S. Securities Act of 1933 and the U.S. Securities Exchange Act of 1934. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

   Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such future performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

   Important factors that could cause such differences include, but are not limited to, the factors discussed below under "Risk Factors".

   Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Incorporation and Corporate Structure

   We were incorporated on March 4, 1999 under the laws of the State of Delaware as MI Venture Inc. Our certificate of incorporation was amended by a certificate of amendment on August 30, 1999 to reclassify our Common Stock into Class A Common Stock and to add a new class of stock designated as Class C Common Stock. Our certificate of incorporation was further amended on November 4, 1999 to change our name to MI Entertainment Corp., add share provisions for our Class A Subordinate Voting Stock and Class B Stock, and reclassify and subdivide our issued and outstanding Class C Common Stock into Class B Stock. Our certificate of incorporation was further amended on January 26, 2000 to change our name to Magna Entertainment Corp. Our certificate of incorporation was further amended on February 29, 2000 to broaden our corporate purpose, clarify the attributes of our Class A Subordinate Voting Stock and Class B Stock, and implement our Corporate Constitution. Subsequently, our certificate of incorporation was restated on March 1, 2000 to consolidate all prior amendments.

   Our registered office is located at 1209 Orange Street, Wilmington, Delaware, 19801 and our principal executive office is located at 337 Magna Drive, Aurora, Ontario, Canada L4G 7K1.

   The following chart shows our organizational structure and that of our material subsidiaries, each of which is directly or indirectly wholly owned by us, together with the jurisdiction of incorporation of each of the entities shown thereon as of March 18, 2002.

               [MAGNA ENTERTAINMENT CORP. ORGANIZATIONAL CHART]

                                 OUR BUSINESS

   We are the leading owner and operator of thoroughbred racetracks in the United States, based on revenue, and a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate eight thoroughbred racetracks, one standardbred racetrack and one greyhound racetrack, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBetTM, which permits customers to place wagers by telephone and over the Internet on horse races at up to 65 racetracks in North America. We also have a one-third ownership interest in Racetrack Television Network, LLC, a new venture formed to telecast races from our racetracks and other racetracks, via satellite, to paying subscribers. For the year ended December 31, 2001, our operations generated consolidated revenue of approximately $519.1 million, or $548.0 million on a pro forma basis.

   Since December 1998, we have acquired four of the most prestigious racetrack operations in North America: Santa Anita Park near Los Angeles, Gulfstream Park near Miami, and Golden Gate Fields and Bay Meadows near San Francisco. We have also acquired the racetrack operations of The Meadows near Pittsburgh, Thistledown near Cleveland, Remington Park in Oklahoma City and Great Lakes Downs in Muskegon, Michigan. We own all the land on which the above-mentioned racetracks are located, with the exception of Bay Meadows and Remington Park, where we lease the land from third parties. In addition, we recently began to lease and operate Portland Meadows and we recently acquired the operations of and leased Multnomah Greyhound Park, both of which are located in or near Portland, Oregon. These acquisitions have enabled us to secure the ownership rights to what we believe is some of the highest quality and most popular live horse racing content in North America, based on standard industry measures, such as total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the aggregation of this high-quality content, coupled with a strong branding strategy and the introduction of new media distribution technologies, will enhance distribution of our content and help us develop new sources of revenues. We intend to continue to acquire strategic racetracks and other related assets on a selective basis.

   We distribute our live racing content to approximately 1,000 off-track and inter-track venues, including other racetracks, OTB facilities and casinos in the United States, Canada, Mexico, the Caribbean and Australia. We intend to expand the distribution of this content in these markets and, to the extent permitted by various regulatory regimes, in additional markets, particularly emerging electronic media-based markets, such as wagering via interactive television and the Internet.

   In conjunction with our racetrack operations, we own and operate a horse boarding and training center located approximately 45 miles north of San Diego and approximately 90 miles southeast of Santa Anita Park, and we are developing another such facility in Palm Beach County, Florida approximately 40 miles north of Gulfstream Park. We believe that these facilities will provide us with a competitive advantage by helping us to attract additional high-quality horses to our racetracks and to expand our field sizes. We believe that this will allow us to increase both our number of live races and the total amount wagered on our races.

   In addition to our racetracks, we also have significant real estate holdings in the United States, Canada and Austria. We characterize our real estate as follows:

  . real estate at our racetracks to be used in our racing operations ("Revenue-Producing Racetrack Real Estate");

  . excess real estate at our racetracks that we are considering developing with strategic partners ("Excess Racetrack Real Estate");

  . real estate not at our racetracks that is either under development or that we are holding for development ("Development Real Estate");

  . developed real estate not at our racetracks that is currently generating revenue for us ("Revenue-Producing Non-Racetrack Real Estate"); and

  .  non-core real estate that we hold for sale ("Non-Core Real Estate").

   As of December 31, 2001, the aggregate net book value of all our real estate (including fixed assets at racetracks and at Revenue-Producing Non-Racetrack Real Estate) was $574.7 million. While we are exploring the development of some of our real estate, we intend to continue to sell our Non-Core Real Estate in order to generate additional capital to grow and enhance our racing business. During the past three years, we sold Non-Core Real Estate with an aggregate net book value of $58.8 million for gross proceeds of $99.4 million. As of December 31, 2001, the aggregate net book value of our remaining Non-Core Real Estate was approximately $38.5 million.

   Please see our financial statements beginning on page 46 for financial information concerning our business and its segments.

Our Strategy

   Since our inception in 1998, we have experienced significant growth in scale and profitability through a disciplined acquisition program. We intend to grow and develop our business further by:

Selectively Acquiring Additional Strategic Racetracks and Related Assets

   We will selectively pursue the acquisition of strategically important, geographically diverse racetracks and related operations in order to increase our ownership of live racing content. We intend to simulcast this content to other pari-mutuel wagering venues and to increase both the number of days in the year and hours in the day that we offer wagering on live and simulcast races.

Continuing to Integrate our Acquisitions by Employing "Best Practice" Improvements at our Racetracks

   Through our acquisitions, we own what we believe are some of the highest-quality thoroughbred racetracks in North America, as measured in terms of total handle, average daily attendance and average daily wagering both on and off-track. We believe that the increased scale and integration of our racetrack operations will afford us the opportunity to both grow our revenues and achieve significant operational synergies through the implementation of best practices, cost reductions realized from economies of scale and increased efficiencies. We intend to improve the quality of the live racing experience by upgrading and expanding the infrastructure of our properties in order to attract the best available horses, trainers and jockeys.

Expanding the Distribution of our Live Racing

   We currently distribute our live racing content to inter-track and off-track venues in the United States, Canada, Mexico, the Caribbean and Australia. We believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our simulcasting operations and our XpressBet Internet and telephone account wagering business, as well as the development of new forms of account wagering, including interactive television.

Further Developing an Integrated Branding and Marketing Strategy

   We intend to combine our racing content, and possibly the racing content from racetracks not owned by us, and market this content under our brand name. We believe that aggregating this content would offer pari-mutuel wagering venues that import our content greater convenience and lower operating costs, while offering customers at their facilities access to more racing content, including signals that the venue operators may not have purchased as stand-alone products. We believe that packaging our product this way will increase the exposure of our smaller racetracks.

Improving the Quality of the Entertainment Experience at our Racetracks and OTB Facilities

   We believe that the horse racing industry does not currently reach a large portion of its potential customer base. We are attempting to increase attendance at our racetracks and broaden the appeal of horse racing by developing higher-quality racetrack facilities with a wider variety of amenities. We will seek to enter into joint venture arrangements with strategic partners to develop leisure and entertainment-based real estate projects on land surrounding, or adjacent to, certain of our premier racetracks. Such developments could include retail shopping facilities, restaurants, hotels and entertainment projects. Subject to regulatory approval, these developments may also involve the integration of other gaming operations, such as video lottery terminals or similar gaming devices.

Our History

   Our parent company, Magna International Inc. ("Magna International"), is one of the most diversified automotive parts suppliers in the world. In 1999, Magna International entered into a series of transactions in order to separate its non-automotive businesses from its automotive businesses.

   We were incorporated in Delaware on March 4, 1999. In November 1999, Magna International completed a reorganization of its corporate structure (the "Reorganization"), under which Magna International's non-automotive businesses and certain real estate assets were transferred to us. As part of the Reorganization, our capital structure was amended to establish two classes of stock: Class A Subordinate Voting Stock, with one vote per share, and Class B Stock, generally with 20 votes per share.

   In December 1999, Magna International redeemed approximately 14.8 million shares of our Class B Stock for proceeds of $110.0 million. On that same date, Magna International invested $110.0 million in our Canadian subsidiary, MEC Holdings (Canada) Inc. ("Exchangeco"), in return for approximately 14.8 million exchangeable shares of Exchangeco. Each exchangeable share may be exchanged by the holder for one share of our Class A Subordinate Voting Stock at any time. The purpose of these shares was to permit certain Canadian shareholders of Magna International that were subject to limitations on their holdings of shares of non-Canadian issuers to receive shares of a Canadian issuer in the special dividend by Magna International described below. Because the exchangeable shares (together with certain ancillary rights) are economically equivalent to our Class A Subordinate Voting Stock, those exchangeable shares that are still outstanding are included for purposes of calculating our earnings per share and shareholders' equity on a consolidated basis.

   On March 10, 2000, Magna International distributed to holders of its Class A subordinate voting shares and Class B shares, by way of a special dividend, approximately 15.7 million shares comprised of our Class A Subordinate Voting Stock and the exchangeable shares of Exchangeco. As of March 18, 2002, Magna International owns, directly or indirectly, all our outstanding Class B Stock and 4,362,328 shares of our outstanding Class A Subordinate Voting Stock. As a result, Magna International is able to exercise approximately 98% of the total voting power attached to all our outstanding stock, and therefore is able to elect all our directors and to control us. Three members of our board of directors are also members of Magna International's board of directors and we have the same chairman.

Overview of the Horse Racing Industry

Pari-Mutuel Wagering

   Pari-mutuel wagering on horse racing is a form of wagering in which wagers on horse races are aggregated in a commingled pool of wagers (the "mutuel pool") and the payoff to winning customers is determined by both the total dollar amount of wagers in the mutuel pool and the allocation of those dollars among the various kinds of bets. Unlike casino gaming, the customers bet against each other, and not against the operator, and therefore the operator bears no risk of loss with respect to any wagering conducted. The pari-mutuel operator retains a pre-determined percentage of the total amount wagered (the "take-out") on each event, regardless of the outcome of the wagering event, and the remaining balance of the mutuel pool is distributed to the winning customers. Of the percentage retained by the pari-mutuel operator, a portion is paid to the horse owners in the form of purses or winnings, which encourage the horse owners and their trainers to enter their horses in a track's races. Pari-mutuel wagering on horse racing is the largest form of pari-mutuel wagering, and it is currently authorized in over 40 states of the United States, all provinces of Canada and approximately 100 other countries around the world.

Recent History

   The horse racing industry is a highly fragmented industry with relatively few high-quality racetracks and relatively few operators owning more than two facilities. Over the past 20 years, live attendance at horse racetracks in the United States has declined substantially due to a number of factors, including the growth in off-track wagering; increased competition from other forms of gaming and leisure entertainment; the attrition of the racing industry's traditional customer base; the lack of, or deterioration in, the quality of live racing events at many racetracks; and the inability of racetrack operators to broaden the appeal of wagering on horse racing. Declines in live attendance have resulted in an overall decline in the amount of money wagered on live horse racing, which has exacerbated the problem of producing high-quality live wagering events and in developing entertaining racetrack facilities.

   In the early 1990s, the introduction of off-track and inter-track wagering became more prevalent and reversed the decline in the total amount of dollars wagered on horse racing. The rise of off-track and inter-track wagering has resulted in a significant increase in total industry revenues, and the creation of larger pools of wagers on horse races at certain racetracks. This has more than offset the decline in live on-track wagering due to declining live attendance. The larger pools of wagers have produced larger purses, which have resulted in higher-quality racing events and an increased interest in horse racing and pari-mutuel wagering. Subsequently, the financial performance of many of the premier racetracks in the United States has improved.

The Growth in Off-track and Inter-track Wagering

   Pari-mutuel wagering on thoroughbred horse racing in the United States increased from approximately $9.4 billion in 1990 to approximately $14.6 billion in 2001, according to The Jockey Club. This increase resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 43.3% from approximately $8.7 billion in 1996 to approximately $12.4 billion in 2001. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

       [BAR CHART - Total U.S. Thoroughbred Pari-Mutuel Wagering Handle]

                Source: Equibase Company LLC; The Jockey Club.

      [BAR CHART - U.S. Thoroughbred Racing Pari-Mutuel Handle Breakdown]

                Source: Equibase Company LLC; The Jockey Club.

   Simulcasting is the process of transmitting the audio and video signal of a live racing performance from one facility to a satellite for retransmission to other locations or venues where pari-mutuel wagering is permitted. Simulcasting provides racetracks with the opportunity to increase revenues by exporting their live racing content to as many wagering locations as possible, such as other racetracks, OTB facilities and casinos, and by importing racing content from other racetracks.

   Revenues are increased because simulcasting provides racetracks that export their live content with additional customers in multiple locations who would not have otherwise been able to place wagers on the live racing event. Similarly, simulcasting provides operators of pari-mutuel wagering venues who import content from other racetracks with more product upon which their customers can place wagers. Providers of live racing content who export their content to other venues generally charge these venues a percentage of all monies wagered on their content, while operators of pari-mutuel wagering venues that import racing content retain a pre-determined percentage of all amounts wagered at their facility on the imported content. Because the competition for content time slots is relatively intense, the growth of simulcasting has been particularly beneficial to the operators of premier racetracks, which tend to offer higher quality racing, with larger fields and higher purses. Conversely, operators of smaller or lesser quality racetracks have historically benefited less from simulcasting, due to a lack of demand for their content. Part of our strategy involves efforts to broaden the distribution of, and demand for, the racing content from our smaller tracks.

   We expect that off-track and inter-track wagering will experience continued growth as additional venues able to import simulcast content are established and new distribution channels for pari-mutuel wagering, such as the telephone, Internet and interactive television, are further developed.

   Because of the high quality of our thoroughbred racing content and racetrack properties, we believe we are well positioned to participate in the future growth of off-track, inter-track and account wagering as both a leading exporter and importer of live racing content.

Our Content

   Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields and Bay Meadows are near San Francisco, The Meadows is near Pittsburgh, Thistledown is near Cleveland, Remington Park is in Oklahoma City, Great Lakes Downs is in Muskegon, Michigan, and Portland Meadows and Multnomah Greyhound Park are in or near Portland, Oregon.

2002 Racing Schedule

   As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

                   RACETRACK                  RACING DATES
       ------------------------  ---------------------------------------
             Bay Meadows              April 3, 2002--June 16, 2002
                                  and August 30, 2002--November 3, 2002
          Golden Gate Fields        December 26, 2001--March 31, 2002
                                 and November 6, 2002--December 22, 2002
          Great Lakes Downs         April 29, 2002--October 29, 2002
           Gulfstream Park           January 3, 2002--April 24, 2002
             The Meadows           January 3, 2002--December 29, 2002
       Multnomah Greyhound Park       May 3, 2002--October 12, 2002
            Remington Park             April 5, 2002--June 8, 2002
                                 and August 10, 2002--December 21, 2002
           Portland Meadows        October 27, 2001--February 10, 2002
                                 and October 19, 2002--December 29, 2002
           Santa Anita Park         December 26, 2001--April 21, 2002
                                  and October 2, 2002--November 3, 2002
             Thistledown            March 29, 2002--December 23, 2002

Our Properties

   Set forth below is a description of certain of our properties.

Santa Anita Park

   Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Approximately 10.9 million people are located within a 30-mile radius of Santa Anita Park.

   Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for approximately six weeks each fall. Pursuant to this lease, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 115 racing days each year (including The Oak Tree Meet). Average daily attendance in 2001 was approximately 10,500 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

   Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2001, approximately $1,425.0 million, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races, and wagers made at Santa Anita Park on races imported to its inter-track facilities. Wagers on Santa Anita Park's races (including The Oak Tree Meet and all venues at which wagers were placed) totaled approximately $984.0 million in 2001. Of this amount, approximately $798.7 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

   Santa Anita Park's facilities include a large art deco-style grandstand structure with seating for approximately 19,000 customers, as well as standing room for additional customers, a one-mile oval dirt track as well as a 7/8-mile turf course, stalls for approximately 2,000 horses and parking facilities sufficient to accommodate approximately 20,000 cars.

   In December 1999, we completed a $45.0 million capital renovation program at Santa Anita Park, which included the development of a new 750-seat high-end restaurant, the installation of a 2,120 square foot LED screen in the infield track area for racing customers and other upgrades to the grandstand, the track and other areas of the facility.

   We are considering a variety of retail-based development proposals for approximately 81 acres of Excess Racetrack Real Estate at Santa Anita Park that are not currently in use. This development would be intended to further enhance the entertainment experience at Santa Anita Park, broaden the demographic composition of our customer base and strengthen the loyalty of existing customers. These proposals are preliminary. If, after a detailed review, any of these proposals turn out to be commercially viable, additional time would be required to obtain the necessary regulatory approvals and negotiate with potential business partners who would be expected to provide the necessary financing. We do not intend to devote our capital to the development of Excess Racetrack Real Estate at Santa Anita Park.

Gulfstream Park

   Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

   Gulfstream Park opened in 1939 and for the last several years, the annual meet at Gulfstream Park has lasted for approximately 63 days between January and March. Beginning in 2002, Gulfstream Park has been granted approval to run its meet for 90 days between January and April. The Breeders' Cup, one of the preeminent series of races in the United States, was held at Gulfstream Park three times--in 1989, 1992 and 1999. Average daily attendance in 2001 was approximately 10,300 customers per live racing day.

   Gulfstream Park had one of the highest total handles of all North American racetracks in 2001, approximately $704.0 million, including wagers made at Gulfstream Park on its races, wagers made at other wagering venues and through various account wagering operations on Gulfstream Park's races, and wagers made at Gulfstream Park on races imported to its inter-track facilities. Wagers on Gulfstream Park's races (including all venues at which wagers were placed) totaled approximately $662.4 million in 2001. Of this amount, approximately $575.0 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's races via simulcast and through various account wagering operations. Gulfstream Park exports its simulcast signal to approximately 800 off-track and inter-track wagering facilities in the United States, Canada, the Caribbean and Mexico.

   Gulfstream Park's facilities include a grandstand with permanent seating for approximately 8,700 customers, a clubhouse with seating for an additional 5,800 customers, a one-mile main track, a 7/8-mile turf track, stalls for approximately 1,390 horses and parking for approximately 14,000 cars.

   We are currently considering a major redevelopment of Gulfstream Park. Should it proceed as currently contemplated, the Gulfstream Park redevelopment would include a simulcast pavilion, a sports and entertainment arena, and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand, turf club and annex. The aggregate carrying value at December 31, 2001 of the assets that would be demolished if the Gulfstream Park redevelopment is completed is approximately $23.0 million. If we decide to proceed with the Gulfstream Park redevelopment and obtain the approval of our board of directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

Golden Gate Fields

   Golden Gate Fields is located on approximately 181 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately
5.2 million people living within a 40-mile radius of Golden Gate Fields.

   Golden Gate Fields' racing season of approximately 103 racing days complements the Bay Meadows racing schedule, which runs after the close of Bay Meadows' racing season in the fall through to the end of March, when Bay Meadows opens again. From the end of December through to the close of the season, Golden Gate Fields operates simultaneously with Santa Anita Park. Average daily attendance in 2001 was approximately 2,700 customers per live racing day.

   Golden Gate Fields had one of the highest total handles of all North American racetracks in 2001, approximately $534.9 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering operations on Golden Gate Fields' races, and wagers made at Golden Gate Fields on races imported to its inter-track facilities. Wagers on Golden Gate Fields' races (including all venues at which wagers were placed) totaled approximately $318.7 million in 2001. Of this amount, approximately $283.9 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 500 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported to Golden Gate Fields from other racetracks.

   Golden Gate Fields' facilities include a one-mile main track and a 9/10-mile turf course, stalls for over 1,400 horses, a main grandstand with seating for approximately 8,000 customers, a clubhouse with seating for approximately 5,250 customers, a turf club with seating for approximately 1,150 customers and parking for over 8,500 cars.

Bay Meadows

   Bay Meadows is situated on approximately 100 acres of land in San Mateo, California, between San Francisco and San Jose. There are approximately 5.7 million people living within a 40-mile radius of Bay Meadows.

   The racing season at Bay Meadows is divided into a spring meet, which runs approximately 56 days between early April and mid-June, and a fall meet, which runs approximately 51 days between late August and early November. This schedule complements the racing schedule of Golden Gate Fields, which is located approximately 30 miles from Bay Meadows. In addition, we sub-lease Bay Meadows to the San Mateo County Exposition and Fair Association, which hosts The San Mateo County Fair Meet for two weeks during the summer. Average daily attendance in 2001 was approximately 3,600 customers per live racing day.

   Bay Meadows had one of the highest total handles of all North American racetracks in 2001, approximately $495.3 million, including wagers made at Bay Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Bay Meadows' races, and wagers made at Bay Meadows on races imported to its inter-track facilities. Wagers on Bay Meadows' races (including all venues at which wagers were placed) totaled approximately $253.5 million in 2001. Of this amount, approximately $214.3 million in wagers were placed at other wagering venues to which we exported Bay Meadows' races via simulcast and through various account wagering operations. Bay Meadows exports its simulcast signal to approximately 500 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Bay Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Bay Meadows from other racetracks.

   The facilities at Bay Meadows include a grandstand with seating for approximately 8,000 customers (including the clubhouse and turf club), a one-mile oval track with 1-mile and 3/4-mile chutes, a 7/8-mile turf course and stalls for approximately 900 horses with auxiliary stabling available at Golden Gate Fields for 900 more horses.

   The Bay Meadows property is operated under a lease that expires on the later of (1) December 31, 2002, and (2) the final date of any horse racing meet in progress on December 31, 2002, but in no event later than March 31, 2003. We are exploring various alternatives for the conduct of the Bay Meadows racing days after the expiration of the lease, which include (1) the renewal or extension of the lease, (2) the purchase of the Bay Meadows property, (3) the use of land in the vicinity that we have acquired recently, subject to regulatory approval, and (4) the transfer of the Bay Meadows racing days to Golden Gate Fields, subject to regulatory approval.

Thistledown

   Thistledown is located on 128 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. There are approximately 3.0 million people living within a 40-mile radius of Thistledown.

   Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 187 racing days between April and December. Thistledown hosts the Summit, Thistledown, Randall and Cranwood meets. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio and is one of the top races of three-year old horses in the United States.

   Thistledown's handle was approximately $237.4 million in 2001, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Thistledown exports its simulcast signal to as many as 45 off-track and inter-track wagering facilities in the United States. By packaging the simulcast signal from Thistledown with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Thistledown's simulcast program is exported. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

   Thistledown's facilities include a grandstand with seating for approximately 8,000 customers, a luxury suite for corporate and group events, a one-mile oval track, stalls for approximately 1,500 horses and parking for approximately 6,000 cars.

Remington Park

   Remington Park racetrack is situated on approximately 370 acres in Oklahoma City, Oklahoma. There are approximately 1.1 million people living within a 40-mile radius of Remington Park.

   Remington Park offers a total of approximately 118 live racing days during each year. In 2001, the racing schedule consisted of three meets: a quarter horse meet from April to June and two separate thoroughbred meets that ran three to five days per week, from mid-January to late February and mid-August to late November. In 2002, Remington Park will run two meets: a quarter horse meet from April to June, and a thoroughbred meet from August to December.

   Remington Park's handle was approximately $133.9 million in 2001, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated OTB facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $54.0 million in 2001. Of this amount, approximately $39.3 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 35 off-track and inter-track wagering facilities in the United States. By packaging the simulcast signal from Remington Park with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Remington Park's simulcast program is exported. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks.

   Remington Park's facilities include a grandstand with seating for approximately 20,000 customers, 21 luxury suites for corporate and group events, a one-mile dirt track, a 7/8-mile turf course, stalls for approximately 1,300 horses, recently installed lighting to permit night racing and parking facilities sufficient to accommodate approximately 8,000 cars.

   The property on which Remington Park is located is leased from the Oklahoma Zoological Trust pursuant to a lease which extends through 2013, with options to renew until 2063 in ten-year increments.

Great Lakes Downs

   Great Lakes Downs is situated on approximately 85 acres in Muskegon, Michigan, approximately 35 miles from Grand Rapids. There are approximately
1.2 million people living within a 50-mile radius of Great Lakes Downs.

   Great Lakes Downs, which commenced operations in January 1999, offers approximately 120 live racing days beginning in April or May and ending in October or November of each year.

   Great Lakes Downs' handle was approximately $59.3 million in 2001, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on races imported to its inter-track facilities. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $45.7 million in 2001. Great Lakes Downs exports its simulcast signal to approximately 60 off-track and inter-track wagering facilities in the United States. By packaging the simulcast signal from Great Lakes Downs with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Great Lakes Downs' simulcast program is exported. Throughout the year, Great Lakes Downs operates as an inter-track wagering facility where customers can wager on races that are imported to Great Lakes Downs from other racetracks.

   Great Lakes Downs' facilities include a grandstand with seating for approximately 10,000 customers, a 5/8-mile dirt track, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,200 cars.

The Meadows

   We acquired The Meadows racetrack, which is our first standardbred (harness racing) track, through the acquisition of Ladbroke Racing Pennsylvania, Inc. (renamed MEC Pennsylvania Racing, Inc.) in April 2001. It is located in Meadow Lands, Pennsylvania, in the greater Pittsburgh area, on approximately 155 acres of land. There are approximately 2.8 million people living within a 50-mile radius of The Meadows.

   The Meadows first opened in 1963 and has a year-round racing schedule encompassing approximately 222 live racing days. As part of this acquisition, we also acquired four OTB facilities in the greater Pittsburgh area, located in New Castle, Harmar Township, Moon Township and West Mifflin.

   The Meadows' facilities include a grandstand with seating for approximately 5,000 customers, a 5/8-mile harness track, stalls for approximately 990 horses and parking facilities to accommodate approximately 3,000 cars. The four OTB facilities acquired with The Meadows each contain a restaurant and bar and offer wagering on simulcast races from racetracks across the country.

   The Meadows and its associated OTB facilities generated approximately $248.3 million in handle in 2001, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated OTB facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totaled approximately $105.1 million in 2001. Of this amount, approximately $87.2 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 125 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. By packaging the simulcast signal from The Meadows with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which The Meadows' simulcast program is exported. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

Portland Meadows

   In the second quarter of 2001, we entered into a definitive agreement to lease and operate, for up to four years, Portland Meadows thoroughbred racetrack. It is located on approximately 100 acres in the Delta Park area of Portland, Oregon. There are approximately 2.0 million people living within a 40-mile radius of Portland Meadows.

   Portland Meadows first opened in 1946 and generally offers approximately 80 live racing days between October and April.

   Portland Meadows' facilities include a grandstand with seating for approximately 10,000 customers, a one-mile thoroughbred track, stalls for approximately 850 horses and parking facilities to accommodate approximately 2,500 cars.

   Portland Meadows generated approximately $47.0 million in handle in 2001, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races, and wagers on imported races at Portland Meadows and its associated OTB facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $10.0 million in 2001. Of this amount, approximately $7.4 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. By packaging the simulcast signal from Portland Meadows with the simulcast signals from our other racetracks, we expect to increase the number of sites to which Portland Meadows' simulcast program is exported. Throughout the year, Portland Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks.

   Due to a dispute with the United States Environmental Protection Agency, we are not currently running live races at Portland Meadows. The dispute with the EPA concerns the amount of stormwater the facility must capture and send to the municipal sewers during heavy rain. We anticipate commencing, in the near future, construction of a stormwater retention system acceptable to the EPA. We will recommence live racing at Portland Meadows after this construction is completed. See "Item 1. Business--Our Business--Environmental Matters".

Multnomah Greyhound Park

   We acquired the business operations of Multnomah Greyhound Park in October 2001 and entered into a lease for the underlying real estate for a period of up to five years. The leased real estate consists of approximately 32 acres and is located in Wood Village, Oregon, which is near Portland. There are approximately 2.0 million people living within a 40-mile radius of Multnomah Greyhound Park.

   Multnomah Greyhound Park first opened in 1933 and offers approximately 119 live racing days between May and mid-October.

   Multnomah Greyhound Park's facilities include a grandstand with seating for approximately 6,000 customers, a 1/4-mile greyhound track and parking facilities to accommodate approximately 1,200 cars.

   Multnomah Greyhound Park generated approximately $47.1 million in handle in 2001, including wagers made at Multnomah Greyhound Park on its races, wagers made at other wagering venues and through various account wagering operations on Multnomah Greyhound Park's races, and wagers made on imported races at Multnomah Greyhound Park and its associated OTB facilities within the State of Oregon during Multnomah Greyhound Park's live meet. Wagers on Multnomah Greyhound Park's races (including all venues at which the wagers were placed) totaled approximately $17.4 million in 2001. Of this amount, approximately $8.7 million in wagers were placed at other wagering venues to which we exported Multnomah Greyhound Park's races via simulcast and through various account wagering operations. Throughout the year, Multnomah Greyhound Park operates as an inter-track wagering facility where customers can wager on races that are imported to Multnomah Greyhound Park from other racetracks.

San Luis Rey Downs

   San Luis Rey Downs is a horse boarding and training center situated approximately 45 miles north of downtown San Diego. It is located on approximately 200 acres of land and includes over 500 horse stalls, a one-mile oval dirt main track, a 3/8-mile dirt training track, an equine exercise pool, and related facilities and equipment. Due to its proximity to Santa Anita Park, San Luis Rey Downs supplements Santa Anita Park's stabling facilities, which we believe enables us to continue to attract some of the top horses in North America.

Palm Meadows

   On October 18, 2000, we acquired 481 acres of land in Palm Beach County, Florida for a total purchase price of $22.9 million. The property is located approximately 40 miles north of Gulfstream Park. We are currently developing a horse boarding and training center on this land to be operated in conjunction with Gulfstream Park. We believe that this facility will help us to continue to attract high-quality horses to Gulfstream Park and to expand our field sizes.


Account Wagering Operations

   Account wagering involves the placing of wagers on live horse racing events through various forms of electronic media, which could include telephone, the Internet and interactive television. Currently, fourteen states expressly permit the licensing of an operator to conduct telephone account wagering:
California, Connecticut, Kentucky, Louisiana, Maryland, Massachusetts, Nevada, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon and Pennsylvania. Currently, the states that expressly permit telephone account wagering also permit Internet account wagering and interactive television-based wagering.

Telephone Account Wagering and Internet Account Wagering

   Operators of telephone account wagering may establish a hub in one of the states where telephone account wagering is permitted, establish accounts into which customers deposit funds through debit or credit cards or by check to fund their wagering, and receive wagering instructions from these customers. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts. States permitting telephone account wagering allow telephone account wagering facilities to accept wagering instructions from customers residing in those states as well as in states where the placing of such wagering instructions by telephone is not expressly prohibited. According to the National Gambling Impact Study Commission's June 1999 report, the amount wagered through telephone account wagering systems in the United States in 1998 was approximately $550.0 million.

   In 2001, we acquired the Call-A-Bet (renamed XpressBetTM) telephone account wagering operation as part of our acquisition of Ladbroke Racing Pennsylvania, Inc. Customers of XpressBetTM may give wagering instructions on horse races offered at our racetracks and at various racetracks that have entered into agreements with us.

   Since 1997, XpressBetTM has been party to a Telecommunications Facilitation System Agreement with YouBet.com, Inc. ("YouBet") whereby YouBet operates an interactive system over the Internet from its website that facilitates the transmission of wagering information from customers to XpressBetTM's Pennsylvania hub account wagering operation. Customers of YouBet's interactive system are customers of XpressBetTM, but net revenue is shared equally by XpressBetTM and YouBet. In 2001, total handle for amounts wagered through XpressBetTM's Pennsylvania hub was approximately $132.8 million, of which approximately $72.1 million came through the YouBet interactive system and approximately $60.7 million came from telephone wagering instructions received by XpressBetTM's Pennsylvania hub. Until August 2001, YouBet offered only the XpressBetTM system, but now also offers its own interactive wagering system at its website.

   We expect that telephone account wagering through XpressBetTM will make wagering on horse racing more convenient for our customers and expand the market for our simulcast product by enabling us to fully utilize an important distribution channel for our horse racing product.

   On January 18, 2002, we introduced a new online wagering platform, www.xpressbet.com. Due to the growth of the Internet and its increased recognition as a medium of both communication and commerce facilitation, we are exploring further opportunities to enhance our Internet-based account wagering services. We believe that this would enable us to increase the market for our simulcast product by maximizing the opportunities offered by the Internet as a distribution channel for our live horse racing content.

   On January 25, 2002, we announced that our wholly-owned subsidiary that operates XpressBetTM's California wagering hub had been granted a license to conduct account wagering in the State of California by the California Horse Racing Board. In the future, we will seek to expand the operations of XpressBetTM through a focused marketing effort.

Interactive Television-based Wagering

   Interactive television-based wagering involves the transmission of horse racing-related television content through cable or satellite delivery into the homes of subscribers. Subscribers would then be able to use interactive, "real-time" technology, generally through a remote-controlled device connected to a television, to wager on televised broadcasts of live horse races. In order to place wagers, customers must deposit money with the relevant wagering operators through the use of debit or credit cards. The horse racetrack exporting its live signal would be entitled to a simulcast fee based on in-home wagers placed on its races.

   Interactive television-based wagering would allow us to increase the market for our simulcast product by using an important distribution channel for this product. We currently control the rights to broadcast races from our tracks. Interactive television-based wagering would enhance our ability to promote our live horse racing, and we expect that it would enable us to attract new customers to horse racing. We are currently exploring the potential of interactive television-based wagering on horse racing, possibly in conjunction with business partners.

Television Distribution

   We have commenced the first step in our television distribution plans through our participation in the Racing Television Network, LLC ("RTN"). RTN is jointly owned by Roberts Communications Network, Inc., Greenwood

Racing, Inc. and us. It is a direct-to-home satellite service that offers eight channels dedicated to horse racing on a monthly subscription basis.

   The RTN service is being managed independently by Roberts Communications Network, Inc. on behalf of RTN and we are primarily a content provider to the service. We believe that offering core and loyal wagering customers and owners, trainers and breeders this dedicated racing on television is important.

   We also believe that broad television distribution will help increase future interest in the sport and attract additional wagering customers. In the effort to broaden the audience, reach and appeal of horse racing and wagering across North America, we are pursuing carriage agreements with multiple system digital cable operators (MSO's) and direct broadcast satellite operators
(DBS), for our horse racing TV network concept outlined below.

   Our horse racing TV network will broadcast continuous live horse racing on two channels and will display odds, results and other related wagering information on a third channel. One of our live horse racing channels will showcase our premier live horse racing year-round. Our horse racing TV network will be produced by Santa Anita's award-winning television department and the network is scheduled to launch in June 2002.

   Once our horse racing TV network is operating, the carriage agreements that we are seeking for at least one of the live horse racing channels would package the channel with other digital sports programming sold to DBS and MSO subscribers.

Competition

   We face numerous sources of competition. We compete with other racetracks for customers both with respect to attendance at our racetracks and in the simulcast markets. We also compete with other racetracks for horses, jockeys and backstretch personnel. One of our competitors, Churchill Downs Inc., has been in operation for a much longer period of time than we have and may have greater name recognition. We expect this competition from other racetracks to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks.

   We also compete for customers with other sports, entertainment and gaming operators, including casinos and government-sponsored lotteries. We also compete with Internet and other account wagering gaming services that allow their customers to wager on a wide variety of sporting events and Las Vegas-style casino games from home, many of which are currently operating from off-shore locations in violation of U.S. law by accepting wagers from U.S. residents.

   As we develop our account wagering operations, including telephone, Internet and interactive television wagering, we expect our competition with other account wagering operators to increase substantially. In addition, our ability to conduct account wagering on racetracks that we do not own is dependent on our ability to enter into agreements with those racetracks whereby we obtain account wagering rights. Certain racetracks, including those currently owned by Churchill Downs Inc. and those currently operated by the New York Racing Association, have entered into contracts with other account wagering operators, granting such operators exclusive rights to accept account wagering on their races. We may not be able to obtain access to racing content from racetracks not owned by us for our account wagering operations as a result of these exclusive arrangements or otherwise on terms that are acceptable to us.

Government Regulation

   Horse racing is a highly regulated industry. Individual states control the operations of racetracks located within their state with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from involvement in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other state gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by state authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges.

   In addition to state regulation of horse racing, the United States government regulates horse racing through the Interstate Horseracing Act of 1978 and the Interstate Wire Act of 1961. As a result of these two statutes, racetracks can commingle wagers from differing racetracks and wagering facilities and broadcast horse racing events to other licensed establishments. Currently, fourteen states expressly permit the licensing of an operator to conduct telephone account wagering: California, Connecticut, Kentucky, Louisiana, Maryland, Massachusetts, Nevada, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon and Pennsylvania.

   We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Office of the Racing Commissioner of the Michigan Department of Agriculture, the Pennsylvania Harness Racing Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission and the Oregon Racing Commission. As part of this regulation, licenses to conduct live horse racing and to participate in simulcast wagering must be obtained annually, and there is no assurance that these licenses will be granted.

   In California, the California Horse Racing Board is responsible for regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagers within the limits set by the California legislature. The California Horse Racing Board has annually licensed one of our subsidiaries, Los Angeles Turf Club, Inc., and The Oak Tree Racing Association to conduct racing meets at Santa Anita Park. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse meets are conducted at other racetracks in Southern California during portions of these meets. The California Horse Racing Board also annually licenses the operations of Golden Gate Fields and Bay Meadows. Furthermore, pursuant to legislation effective January 1, 2002, the California Horse Racing Board granted us, on January 24, 2002, a license to conduct account wagering in California that runs until December 31, 2003. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the California Horse Racing Board that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California.

   In Florida, the Division of Pari-Mutuel Wagering considers applications for annual licenses for thoroughbred, standardbred and quarter horse races. Tax laws in Florida have historically discouraged the three Miami-area racetracks, Gulfstream Park, Hialeah Park and Calder Race Course, from applying for race days outside of their traditional racing season, so the race days for these Miami-area racetracks did not overlap. Effective July 1, 2001, a new tax structure has eliminated this deterrent. As a result, Gulfstream Park applied for and received an additional 27 race days for 2002. This increase in race days may cause an overlap in racing seasons which could result in Gulfstream Park facing direct competition from other Miami-area racetracks in 2002.

   In Ohio, the Ohio State Racing Commission approves annual licenses for thoroughbred, standardbred and quarter horse races. The Ohio State Racing Commission has not licensed any other operators of thoroughbred racetracks in the Cleveland area to conduct racing during Thistledown's meets. However, the Ohio State Racing Commission has licensed an operator of a night harness racing track in the Cleveland area.

   In Oklahoma, the Oklahoma Horse Racing Commission approves annual licenses for thoroughbred, standardbred and quarter horse races.

   In Michigan, the Office of the Racing Commissioner approves annual licenses for thoroughbred, standardbred and quarter horse races. There are currently no other thoroughbred racetracks in Michigan other than Great Lakes Downs. However, the Office of the Racing Commissioner has licensed standardbred racetracks in Michigan.

   In Pennsylvania, the Pennsylvania Harness Racing Commission approves annual licenses for standardbred racetracks. Neither the Pennsylvania Harness Racing Commission nor the Pennsylvania Horse Commission (which approves annual licenses for thoroughbred racetracks) has licensed any other operators of horse racetracks in the Pittsburgh area. However, the Pennsylvania Horse Commission has recently received an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows.

   In Oregon, the Oregon Racing Commission approves annual licenses for horse and greyhound racetracks. The Oregon Racing Commission has not licensed any other operators of horse or greyhound racetracks in the Portland area.

Our Real Estate Portfolio

   As of December 31, 2001, the aggregate net book values of our real estate and certain fixed assets were as follows:

                                                                   (in millions)
                                                                   -------------
Revenue-Producing Racetrack Real Estate...........................    $320.4(1)
Excess Racetrack Real Estate......................................      80.8
Development Real Estate...........................................      78.3
Revenue-Producing Non-Racetrack Real Estate.......................      56.7(1)
Non-Core Real Estate..............................................      38.5
                                                                      ------
Total.............................................................    $574.7
                                                                      ======

-------
(1) Includes fixed assets.

   Approximately 39.5% of our earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2001 resulted from gains from sales of our Non-Core Real Estate. We expect these gains to be reduced to zero over the next two years as the balance of our Non-Core Real Estate is sold. We intend to continue to sell the balance of our Non-Core Real Estate in order to provide capital to grow and enhance our racing business; accordingly, we are currently servicing, improving and seeking zoning and other approvals for some of this real estate in order to enhance its value on sale. See "Item 1. Business--Risk Factors--Risks Regarding Our Company--Our recent operating income includes substantial gains from the sale of non-core real estate, which sales will soon decrease and may cause our future operating income and cash flow to decrease."

   Included in our Excess Racetrack Real Estate is land adjacent to three of our largest racetracks, Santa Anita Park, Gulfstream Park and Golden Gate Fields, totaling approximately 150 acres. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who would be expected to provide the necessary financing, as we do not intend to devote our capital to the development of our Excess Racetrack Real Estate.

   Our Development Real Estate is largely undeveloped, and includes: 481 acres in Palm Beach County, Florida that are being used to develop a horse training and boarding facility; approximately 1,050 acres of land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, on which we have commenced development of a horse racetrack; approximately 110 acres of undeveloped land in Oberwaltersdorf, Austria, also located approximately 15 miles south of Vienna; approximately 800 acres of undeveloped land in upstate New York; and approximately 225 acres of land in northern California between San Francisco and Sacramento.

   Our Revenue-Producing Non-Racetrack Real Estate consists of two golf courses that we operate, Fontana Sports and Magna Golf Club. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a clubhouse which contains a restaurant, a pro shop, a tennis club and a fitness facility. The Magna Golf Club, which is in Aurora, Ontario, adjacent to our and Magna International's headquarters approximately 30 miles north of Toronto, opened in May 2001. We are currently marketing and accepting memberships in the Magna Golf Club. The clubhouse is expected to be completed in the spring of 2002. When completed, the clubhouse will contain a restaurant, a members' lounge and a pro shop.

   Pursuant to an access arrangement effective as of March 1, 1999, Magna International is paying us an annual fee of 2.5 million Euros to access the Fontana Sports golf course and related recreational facilities for Magna International-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports is payable until March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna International is paying us an annual fee of Cdn. $5.0 million to access the Magna Golf Club. The access fee relating to the Magna Golf Club is payable until December 31, 2003. The Fontana Sports and Magna Golf Club properties are both subject to rights of first refusal in favor of Magna International if we decide to sell either of them.

Environmental Matters

   We are subject to a wide range of requirements under environmental laws and regulations relating to wastewater discharge, waste management and storage of hazardous substances. Those requirements include United States Environmental Protection Agency and state regulations that address the impacts of manure and wastewater generated by concentrated animal feeding operations ("CAFOs") on water quality, including, but not limited to, stormwater discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. Historically, environmental laws and regulations have not had a material adverse effect on our financial condition and operating results.

   A dispute with the EPA involving the Portland Meadows racetrack caused us to postpone the planned September 1, 2001 opening of that facility. The dispute with the EPA concerns the amount of stormwater the facility must capture and send to the municipal sewers during heavy rain. The Portland Meadows facility ultimately opened on October 27, 2001 for an abbreviated race meet which concluded on February 10, 2002. We anticipate commencing, in the near future, construction of a stormwater retention system acceptable to the EPA. We will recommence live racing at Portland Meadows after this construction is completed.

   While we have environmental permits for many of our racetracks and are taking steps to comply with them and other applicable environmental legal requirements, we may not have all required environmental permits or otherwise be in compliance with all applicable environmental requirements. Where we do not have an environmental permit, but one may be required, we will determine whether a permit is in fact required and, if so, will seek to obtain one and address any related compliance issues, which may require us to make significant capital expenditures. Also, changes in governmental laws and regulations are ongoing, as evidenced by proposed changes to the CAFO regulations that would significantly increase the burden of CAFO regulations and may make environmental compliance increasingly expensive. In addition to environmental requirements that regulate our operations, various environmental laws and regulations in the United States, Canada and Europe impose liability on us as a current or previous owner and manager of real property, for the cost of maintenance, removal and remediation of hazardous materials released or deposited on or in properties now or previously managed by us or disposed of in other locations. We believe that environmental legal requirements will not have a material adverse impact on our business, although it is possible that they will.

   A subsidiary of Magna International has agreed to indemnify us in respect of environmental remediation costs and expenses relating to existing conditions at some of our Austrian real estate properties.

Employees

   As of December 31, 2001, we employed approximately 4,300 full-time employees, approximately 2,500 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

   Since our inception, we have not had a work stoppage. We consider our relations with our employees to be good. We also believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly-qualified technical and managerial personnel, and upon the continued service of our senior management.


Legal Proceedings

   From time to time, various routine claims incidental to our business are made against us. None of these claims has had, and we believe that none of the current claims, if successful, will have, a material adverse effect upon our business.

Business Developments

   Set forth below is a summary of material business developments that have occurred since January 1, 2001.

   On April 5, 2001, we completed the acquisition of Ladbroke Racing Pennsylvania, Inc. and Sport Broadcasting, Inc. (collectively the "Ladbroke Companies") for a total purchase price, including transaction costs, of $46.6 million, net of cash acquired of $7.0 million. The total purchase price was satisfied by cash payments of $20.1 million, the issuance of two promissory notes totaling $13.25 million which bear interest at 6% with the first note in the amount of $6,625,000 maturing on the first anniversary of the closing date and the second note in the amount of $6,625,000 maturing on the second anniversary of the closing date and by the issuance of 3,178,297 shares of Class A Subordinate Voting Stock. The Ladbroke Companies include account wagering operations, The Meadows harness racetrack and four OTB facilities located around the Pittsburgh, Pennsylvania area.

   On July 5, 2001, we announced that we had entered into definitive agreements to lease and operate, for up to four years, Portland Meadows thoroughbred racetrack and to acquire the operations and lease of Multnomah Greyhound Park, both of which are located in Portland, Oregon. A dispute with the United States Environmental Protection Agency concerning our backside stormwater retention plan for Portland Meadows caused us to postpone the planned September 1, 2001 opening of that facility. The Portland Meadows facility ultimately opened on October 27, 2001 for an abbreviated race meet which concluded on February 10, 2002. We anticipate commencing, in the near future, construction of a stormwater retention system acceptable to the EPA. We will recommence live racing at Portland Meadows after this construction is completed. See "Item 1. Business--Our Business--Environmental Matters". In addition, on October 26, 2001, we completed the acquisition of Multnomah Greyhound Park for a total purchase price, including transaction costs, of approximately $5.9 million, net of cash acquired of $0.3 million. Approximately one-third of the purchase price was satisfied by the issuance of 330,962 shares of our Class A Subordinate Voting Stock and the balance was paid in cash.

   On August 2, 2001, we were notified that a joint venture in which we have a one-third ownership interest, GMR-NY LLC, was selected by the City of New York as the successful bidder in an auction to acquire the operations of New York City Off-Track Betting Corporation, or NYCOTB, from the City. The acquisition was subject to substantial conditions, including the passage, by December 31, 2001, of enabling legislation by both the New York State Assembly and Senate. As a result of the events of September 11, 2001 and other factors, the enabling legislation was not passed by this deadline and the prospective transaction was not completed.

   In January 2002, we entered into a joint venture with Roberts Communications Network, Inc. and Greenwood Racing, Inc. to establish an equally-owned company that will telecast horse races from racetracks owned by us, Greenwood Racing and others. These telecasts will be carried on the Racetrack Television Network, a private direct-to-home satellite horse racing service. The network will provide up to eight channels of horse racing that can be accessed by paying subscribers through digital set-top boxes in conjunction with small dish satellite receiver technology.

   On January 18, 2002, we announced the rebranding of our national account wagering service as XpressBetTM and the introduction of a new online wagering platform, www.xpressbet.com. On January 25, 2002, we announced that our wholly-owned subsidiary that operates XpressBetTM had been granted a license, valid until December 31, 2003, to conduct account wagering in the State of California by the California Horse Racing Board.

   On February 8, 2002, we signed a commitment letter with the Canadian chartered bank affiliate of BMO Nesbitt Burns Inc. and BMO Nesbitt Burns Corp., with respect to a proposed $75.0 million senior unsecured revolving credit facility. If completed, this proposed credit facility will have a term of approximately one year that may be extended with the consent of both parties.

   On March 6, 2002, we entered into a definitive agreement to acquire substantially all the operations and related assets of Lone Star Park at Grand Prairie, a thoroughbred and American quarter horse racetrack located near Dallas, Texas. The acquired assets include the rights under a long-term lease of the Lone Star Park facility and a related purchase option exercisable at the termination of the lease in 2027. The purchase price of the acquisition will be satisfied by the payment of $80.0 million in cash and the assumption of certain liabilities, which includes the Lone Star Park facility capital lease obligation of approximately $19.0 million, subject to usual adjustments at closing. The transaction is expected to close in the second quarter of 2002, subject to certain conditions, including the receipt of regulatory approvals. Lone Star Park's racing season complements our current racing season by adding live racing dates at a premier racetrack in the last three quarters of our fiscal year.

   For the year ended December 31, 2001, Lone Star Park had revenues of approximately $66.0 million and earnings before interest, taxes, depreciation and amortization, adjusted for estimated non-recurring costs, of approximately $7.0 million. Lone Star Park's total handle was approximately $398 million in 2001. In 2001, wagers on Lone Star Park's races placed at Lone Star Park totaled approximately $52 million; wagers placed at other wagering venues to which Lone Star Park's races are exported via simulcast totaled approximately $168 million; and wagers placed at Lone Star Park on races imported to its inter-track facilities totaled approximately $178 million.

   On March 8, 2002, we announced that we intended to proceed with the offering which was first announced on October 26, 2001, but was deferred in view of market conditions. An amendment to our registration statement on Form S-1 was filed with the Securities and Exchange Commission, and a preliminary short form prospectus was filed with the securities commissions of each province of Canada, on March 8, 2002, for a public offering of 20 million shares of our Class A Subordinate Voting Stock in the United States and Canada. The offering also contemplates an over-allotment option allowing the underwriters to purchase up to an additional 3 million shares of our Class A Subordinate Voting Stock. The issue is being underwritten by a syndicate for which the representatives are Bear, Stearns & Co. Inc., BMO Nesbitt Burns Inc. and CIBC World Markets Corp.

                                 RISK FACTORS

   The most significant risks and uncertainties we face are described below, but other risks and uncertainties that are not known to us or that we currently believe are not material or are similar to those faced by other companies in our industry may also have a material adverse effect on our business, financial condition, operating results or prospects.

   If any of the following risks, or any of the risks described in the other documents we file with the Securities and Exchange Commission, actually occur, our business, financial condition, operating results and prospects could be materially adversely affected. In that case, the trading price of shares of our Class A Subordinate Voting Stock and the exchangeable shares of our Canadian subsidiary, MEC Holdings (Canada) Inc., could decline substantially, and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock or the exchangeable shares held by them.

Risks Regarding Our Company

   We are a relatively new company with a short history of racetrack operations. We must successfully integrate recent racetrack acquisitions or our operating results may be adversely affected.

   We were incorporated approximately three years ago and acquired our first racetrack in December 1998. Accordingly, although all our racetracks have been in operation for some time, we have a relatively short history of owning and operating racetracks. The acquisition of Santa Anita Park was completed in December 1998, the acquisition of Gulfstream Park was completed in September 1999, the acquisition of Remington Park and Thistledown was completed in November 1999, the acquisition of Golden Gate Fields was completed in December 1999, the acquisition of Great Lakes Downs was completed in February 2000, the acquisition of Bay Meadows was completed in November 2000, the acquisition of The Meadows was completed in April 2001 and the acquisition of Multnomah Greyhound Park was completed in October 2001. The Portland Meadows facility commenced operations under our management in July 2001. Prior to their respective acquisitions, most of these racetracks had been operated separately under different ownership. Completing the integration of these businesses into our operations will require a significant dedication of management resources and further expansion of our information and other operating systems.

   If we do not successfully integrate our recent acquisitions and any future acquisitions, or if this integration consumes a significant amount of our management's time, then these acquisitions may materially adversely affect our efficiency and, therefore, significantly harm our business.

   If we do not identify, negotiate and complete a sufficient number of strategic acquisitions, we may not achieve our business plan and our growth prospects may suffer.

   Our current business plan calls for us to continue to actively pursue strategic acquisitions. Our future profitability will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. If we do not do so for any reason, we may not be able to implement our business plan successfully, or grow as quickly as we anticipate, and this could have a material adverse effect on our future profitability.

   We have recruited most of our senior executive officers from outside the racetrack industry.

Although our management personnel at our racetracks generally have extensive experience in the racetrack industry, we have recruited most of our senior executive officers from outside the industry. Our chief executive officer, chief operating officer and chief financial officer each joined us during the last two years. This lack of racetrack industry experience may impede the implementation of our strategy and slow our growth.

   We may not be able to obtain financing or may be able to obtain it only on unfavorable terms, which may affect the viability of our expansion projects or make expansion more costly.

   We may require additional financing in order to expand our operations. It is possible that this financing will not be available or, if available, will not be available on terms that are favorable to us. Our controlling stockholder, Magna International, has made a commitment to its shareholders that it will not, before June 1, 2006, make any further debt or equity investments in, or otherwise provide financial assistance to, us or any of our subsidiaries without the prior consent of the holders of a majority of Magna International's subordinate voting shares. If we are unable to obtain financing on favorable terms, or at all, we may not be able to expand our operations, which could have a material adverse effect on our future profitability.

   Our recent operating income includes substantial gains from the sale of non-core real estate, which sales will soon decrease and may cause our future operating income and cash flow to decrease.

   Approximately 37% of our pro forma earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2001 resulted from gains from real estate sales. These gains will likely be reduced to zero over the next two years as the balance of our non-core real estate portfolio is sold. Additionally, our short-term and annual operating income and cash flow may decline from the prior year due to decreases in non-core real estate sales. If we do not replace these gains or offset these decreases with additional operating income and cash flow from our racetrack operations, our future operating income and cash flow will decline.

   Our business is heavily concentrated at certain of our racetracks.

   Four of our racetracks, Santa Anita, Gulfstream, Golden Gate Fields and Bay Meadows, accounted for approximately 61% of our pro forma revenue and 83% of our pro forma earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2001. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could harm our operating results. Additionally, certain of our other racetrack properties have experienced negative earnings before interest, income taxes, depreciation and amortization over the past two years. These racetrack properties may not improve their operating performance in the future.

   We are controlled by Magna International and therefore Magna International is able to prevent any takeover of us by a third party.

   Magna International owns all our Class B Stock, which is generally entitled to 20 votes per share, and therefore is able to exercise approximately 98% of the total voting power of our outstanding stock. It is therefore able to elect all our directors and to control us. As a result, Magna International is able to cause or prevent a change in our control.

   Our relationship with Magna International is not at "arm's length", and therefore Magna International may influence us to make decisions that are not in the best interests of our other stockholders.

   Our relationship with Magna International is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor, three members of our board of directors are also members of Magna International's board of directors and we have the same chairman. In some cases, the interests of Magna International may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. Magna International is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and Magna International may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised.

   A decline in general economic conditions could adversely affect our business.

   Our operations are affected by general economic conditions, and therefore our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our customers having less discretionary income to wager on horse racing. This would cause a reduction in our revenues and could therefore have a material adverse effect on our operating results.

   We are exposed to currency exchange rate fluctuations.

   Our business outside the United States is generally transacted in currencies other than U.S. dollars. Fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our operating results. Moreover, fluctuations in the U.S. dollar relative to currencies in which earnings are generated outside the United States could result in a reduction in our profitability.

Risks Relating to Our Gaming Operations

   A decline in the popularity of horse racing could adversely impact our business.

   The continued popularity of horse racing is important to our growth plans and our operating results. Our business plan anticipates our attracting new customers to our racetracks, off-track betting facilities and account wagering operations. Even if we are successful in making acquisitions and expanding and improving our current operations, we may not be able to attract a sufficient number of new customers to achieve our business plan. Public tastes are unpredictable and subject to change. Any decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, our operating results.

   Declining on-track attendance and increasing competition in simulcasting may materially adversely affect our operating results.

   There has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at our facilities and on races conducted at our racetracks and may materially adversely affect our business, financial condition, operating results and prospects.

   Our gaming activities are dependent on governmental regulation and approvals. Amendments to such regulation or the failure to obtain such approvals could adversely affect our business.

   All our pari-mutuel wagering operations are contingent upon the continued governmental approval of these operations as forms of legalized gaming. All our current gaming operations are subject to extensive governmental regulation and could be subjected at any time to additional or more restrictive regulation, or banned entirely. See "Item 1. Business--Our Business-- Government Regulation" and "--Environmental Matters".

   We may be unable to obtain, maintain or renew all governmental licenses, registrations, permits and approvals necessary for the operation of our pari-mutuel wagering facilities. Licenses to conduct live horse racing and simulcast wagering must be obtained annually from each state's regulatory authority. The loss or non-renewal of any of our licenses, registrations, permits or approvals may materially limit the number of races we conduct or the form or types of pari-mutuel wagering we offer, and could have a material adverse effect on our business. In addition, we currently devote significant financial and management resources to complying with the various governmental regulations to which our operations are subject. Any significant increase in governmental regulation would increase the amount of our resources devoted to governmental compliance, could substantially restrict our business, and could materially adversely affect our operating results.

   Any future expansion of our gaming operations will likely require us to obtain additional governmental approvals or, in some cases, amendments to current laws governing such activities.

   The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy, especially with respect to account wagering, including telephone, interactive television and Internet-based wagering. Account wagering may currently be conducted only through hubs or bases located in certain states. Our expansion opportunities in this area will be limited unless more states amend their laws to permit account wagering. The necessary amendments to those laws may not be enacted. In addition, the licensing and legislative amendment processes can be both lengthy and costly, and we may not be successful in obtaining required licenses, registrations, permits and approvals.

   In the past, certain state attorneys general, district attorneys and other law enforcement officials have expressed concern over the legality of interstate account wagering. In December 2000, legislation was enacted in the United States that amends the Interstate Horseracing Act of 1978. We believe that this amendment clarifies that inter-track simulcasting, off-track betting and account wagering, as currently conducted by the U.S. horse racing industry, are authorized under U.S. federal law. The amendment may not be interpreted in this manner by all concerned, however, and there may be challenges to these activities by both state and federal law enforcement authorities, which could have a material adverse impact on our business, financial condition, operating results and prospects.

   From time to time, the United States Congress has considered legislation that would inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for account wagering. For example, in May 2001, the United States Senate Commerce Committee proposed legislation, in the form of the Unlawful Internet Gambling Funding Bill, that would prohibit financial institutions from enforcing credit card debts if they knew the debts were being incurred in order to gamble illegally through the Internet. Further, in July 2001, a bill was reintroduced into the United States House of Representatives that would prohibit any person in a gambling business from knowingly accepting, in connection with the participation of another person in Internet gambling, credit, an electronic funds transfer, a check, a draft or the proceeds of credit or an electronic funds transfer. Legislation of this nature, if enacted, could inhibit account wagering by restricting the use of credit cards and other commonly used financial instruments to fund wagering accounts. This, or any other legislation restricting account wagering, could cause our business and its growth to suffer.

   Implementation of some of the recommendations of the National Gambling Impact Study Commission may harm our growth prospects.

   In August 1996, the United States Congress established the National Gambling Impact Study Commission to conduct a comprehensive study of the social and economic effects of the gambling industry in the United States. This commission reviewed existing federal, state and local policy and practices with respect to the legalization or prohibition of gambling activities with the aim of formulating and proposing changes in these policies and practices and recommending legislation and administrative actions for these proposed changes. On April 28, 1999, the Commission voted to recommend that there be a pause in the expansion of gaming. On June 18, 1999, the Commission issued a report setting out its findings and conclusions, together with recommendations for legislation and administrative actions. Some of the recommendations were:

  . prohibiting Internet gambling that was not already authorized within the United States or among parties in the United States and any foreign jurisdiction;

  . limiting the expansion of gambling into homes through such mediums as account wagering; and

  . banning the introduction of casino-style gambling into pari-mutuel facilities for the primary purpose of saving a pari-mutuel facility that the market has determined no longer serves the community or for the purpose of competing with other forms of gaming.

   The recommendations made by the National Gambling Impact Study Commission could result in the enactment of new laws and/or the adoption of new regulations in the United States, which would materially adversely impact the gambling industry in the United States in general or our segment in particular and consequently may threaten our growth prospects.

   We face significant competition from other racetrack operators which could hurt our operating results.

   We face significant competition in each of the jurisdictions in which we operate racetracks and we expect this competition to intensify as new racetrack operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. In addition, the introduction of legislation enabling slot machines or video lottery terminals to be installed at racetracks in certain states allows those racetracks to increase their purses and compete more effectively with us for horse owners and trainers. One of our competitors, Churchill Downs Inc., has been in operation for a much longer period of time than we have and may have greater name recognition. Competition from existing racetrack operators, as well as the addition of new competitors, may hurt our future performance and operating results.

   In addition, Florida tax laws have historically discouraged the three Miami-area horse racetracks, Gulfstream Park, Hialeah Park and Calder Race Course, from scheduling concurrent races. A recent tax structure, effective as of July 1, 2001, has eliminated this deterrent. As a result, our Gulfstream Park racetrack may face direct competition from the other Miami-area horse racetracks in the future. This competition could significantly affect the operating results of Gulfstream Park which could reduce our overall profitability.

   Competition from non-racetrack gaming operators may reduce the amount wagered at our facilities and materially adversely affect our operating results.

   We compete for customers with casinos, sports wagering services and other non-racetrack gaming operators, including government-sponsored lotteries, which benefit from numerous distribution channels, including supermarkets and convenience stores, as well as from frequent and extensive advertising campaigns. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to government-sponsored lotteries as well as some of our other non-racetrack competitors, which may adversely affect our ability to effectively compete with them.

   We depend on agreements with our horsemen's industry associations to operate our business.

   The U.S. Interstate Horseracing Act of 1978, as well as various state racing laws, require that, in order to simulcast races, we have written agreements with the horsemen at our racetracks, who are represented by industry associations. In some states, if we fail to maintain operative agreements with the industry associations, we may not be permitted to conduct live racing or simulcasting at tracks within those states. In addition, our simulcasting agreements are generally subject to the approval of the industry associations. Should we fail to renew existing agreements with the industry associations on satisfactory terms or fail to obtain approval for new simulcast agreements, we would lose revenues and our operating results would suffer.

   If we are unable to continue to negotiate satisfactory union contracts, some of our employees may commence a strike. A strike by our employees or a work stoppage by backstretch personnel, who are employed by horse owners and trainers, may lead to lost revenues and could have a material adverse effect on our business.

   As of December 31, 2001, we employed approximately 4,300 full-time employees, approximately 2,500 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

   Recently enacted legislation in California will facilitate the organization of backstretch personnel in that state. A strike by backstretch personnel could, even though they are not our employees, lead to lost revenues and therefore hurt our operating results.

   We currently face significant competition from Internet and other forms of account wagering, which may reduce our profitability.

   Internet and other account wagering gaming services allow their customers to wager on a wide variety of sporting events and casino games from home. The National Gambling Impact Study Commission's June 1999 report estimates that there are over 250 on-line casinos, 64 lotteries, 20 bingo games and 139 sports wagering services offering gambling over the Internet. Amounts wagered in the Internet gaming market are estimated to have doubled from approximately $445 million in 1997 to over $900 million in 1998, according to Interactive Gaming News, an Internet gaming publication. Although many on-line wagering services are operating from offshore locations in violation of U.S. law by accepting wagers from U.S. residents, they may divert wagering dollars from legitimate wagering venues such as our racetracks and account wagering operations. Moreover, our racetrack operations may require greater ongoing capital expenditures in order to expand our business than the capital expenditures required by Internet and other account wagering gaming operators. Currently, we cannot offer the diverse gaming options offered by many Internet and other account wagering gaming operators and may face significantly greater costs in operating our business. Our inability to compete successfully with these operators could hurt our business.

   In addition, the market for account wagering is affected by changing technology. Our ability to anticipate such changes and to develop and introduce new and enhanced services on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers.

   Expansion of gaming conducted by Native American groups may lead to increased competition in our industry, which may negatively impact our growth and profitability.

   In March 2000, the California state constitution was amended, resulting in the expansion of gaming activities permitted to be conducted by Native American groups in California. This may lead to increased competition and may have an adverse effect on the profitability of Santa Anita Park, Golden Gate Fields, Bay Meadows and our future growth in California. It may also affect the purses that those tracks are able to offer and therefore adversely affect our ability to attract top horses.

   Several Native American groups in Florida have recently expressed interest in opening or expanding existing casinos in southern Florida, which could compete with Gulfstream Park and reduce its profitability.

   Moreover, other Native American groups may open or expand casinos in other regions of the country where we currently operate, or plan to operate, racetracks or other gaming operations. Any such competition from Native American groups could adversely affect our growth and profitability.

   Some jurisdictions view our operations primarily as a means of raising taxes, and therefore we are particularly vulnerable to additional or increased taxes and fees.

   We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes, and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. For instance, U.S. legislators have proposed the imposition of a U.S. federal tax on gross gaming revenues. It is not possible to determine with certainty the likelihood of any such changes in tax laws or their administration; however, if enacted, such changes could have a material adverse effect on our business.

   Our operating results fluctuate seasonally and may be impacted by a reduction in live racing dates due to regulatory factors.

   We experience significant fluctuations in quarterly operating results due to the seasonality associated with the racing schedules at our racetracks. Generally, our revenues from racetrack operations are greater in the first quarter of the calendar year than in any other quarter. We have a limited number of live racing dates at each of our racetracks and the number of live racing dates varies somewhat from year to year. The allocation of live racing dates in most of the states in which we operate is subject to regulatory approval from year to year and, in any given year, we may not receive the same or more racing dates than we have had in prior years. Recently, the regulatory agencies in California have announced their intention to reduce live racing dates. We are also faced with the prospect that competing racetracks may seek to have some of our historical dates allocated to them. A significant decrease in the number of our live racing dates would reduce our revenues and cause our business to suffer.

   Unfavorable weather conditions may result in a reduction in the number of races we hold.

   Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high or low temperatures, excessive precipitation, storms or hurricanes, may cause races to be cancelled or may reduce attendance and wagering. Since a substantial portion of our operating expenses is fixed, a reduction in the number of races held or the number of horses racing due to unfavorable weather would reduce our revenues and cause our business to suffer.

   The current lease of the Bay Meadows property expires in less than one year and may not be renewed.

   The Bay Meadows site lease expires on December 31, 2002 (subject to extension through March 31, 2003 if we are holding a race meet). Although we are exploring various alternative venues for the conduct of the racing dates currently held at Bay Meadows, there is a risk that we will be unable to obtain the necessary regulatory approvals to transfer these racing dates to another racetrack operated by us in northern California, which could cause a reduction in our revenues and, therefore, materially adversely affect our operating results.

   The profitability of our racetracks is partially dependent upon the size of the local horse population in the areas in which our racetracks are located.

   Horse population is a factor in a racetrack's profitability because it generally affects the average number of horses (i.e., the average "field size") that run in races. Larger field sizes generally mean increased wagering and higher wagering revenues due to a number of factors, including the availability of exotic bets (such as "exacta" and "trifecta" wagers). Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and Mare Reproductive Loss Syndrome, which last year caused a large number of mares in Kentucky to sustain late term abortions or early embryonic loss. If we are unable to attract horse owners to stable and race their horses at our tracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better living conditions for backstretch personnel involved in the care and training of horses stabled at our tracks, and a competitive purse structure, our profitability could decrease.

   An earthquake in California could interrupt our operations at Santa Anita Park, Golden Gate Fields and Bay Meadows, which would adversely impact our cash flow from these racetracks.

   Three of our largest racetracks, Santa Anita Park, Golden Gate Fields and Bay Meadows, are located in California and are therefore subject to earthquake risks. We do not maintain significant earthquake insurance on the structures at our California racetracks. We maintain fire insurance for fire risks, including those resulting from earthquakes, subject to policy limits and deductibles. There can be no assurance that earthquakes or the fires often caused by earthquakes will not seriously damage our California racetracks and related properties or that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and other losses. If an uninsured or underinsured loss occurs, we could lose anticipated revenue and cash flow from our California racetracks.

   Our business depends on providers of totalisator services.

   In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by two of the three main totalisator companies operating in North America. These totalisator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data. The loss of any of the totalisator companies as a provider of these critical services would decrease competition in the market for those services and could result in an increase in the cost to obtain them. Additionally, the failure of the totalisator companies to keep their technology current could limit our ability to serve customers effectively or develop new forms of wagering. Because of the highly specialized nature of these services, replicating these totalisator services would be expensive.


Real Estate Ownership and Development Risks

   Our ownership and development of real estate is subject to risks and may involve significant ongoing expenditures or losses that could adversely affect our operating results.

   All real estate investments are subject to risks including: general economic conditions, such as the availability and cost of financing; local real estate conditions, such as an oversupply of residential, office, retail or warehousing space, or a reduction in demand for real estate in the area; governmental regulation, including taxation of property and environmental legislation; and the attractiveness of properties to potential purchasers or tenants. The real estate industry is also capital intensive and sensitive to interest rates. Further, significant expenditures, including property taxes, mortgage payments, maintenance costs, insurance costs and related charges, must be made throughout the period of ownership of real property, which expenditures may negatively impact our operating results.

   We may not be able to sell some of our non-core real estate when we need to or at the price we want, which may materially adversely affect our financial condition.

   At times, it may be difficult for us to dispose of some of our non-core real estate. The costs of holding real estate may be high and, during a recession, we may be faced with ongoing expenditures with little prospect of earning revenue on our non-core real estate properties. If we have inadequate cash reserves, we may have to dispose of properties at prices that are substantially below the prices we desire, and in some cases, below the prices we originally paid for the properties, which may materially adversely affect our financial condition and our growth plans.

   We require governmental approvals for some of our properties which may take a long time to obtain or which may not be granted, either of which could materially adversely affect our existing business or our growth.

   Some of our properties will require zoning and other approvals from local government agencies. The process of obtaining these approvals may take many months and we might not obtain the necessary approvals. Furthermore, in the case of certain land to be held by us in Aurora, Ontario, the transfer of this land to us from Magna International is conditional on our obtaining permission to sever the land from adjoining properties and other approvals. If we do not obtain these approvals, we may not ultimately acquire this land. Holding costs, while regulatory approvals are being sought, and delays may render a project economically unfeasible. If we do not obtain all of our necessary approvals, our plans, growth and profitability could be materially adversely affected.

   We may not be able to complete expansion projects successfully and on time, which would materially adversely affect our growth and our operating results.

   We intend to further develop our racetracks and expand our gaming activities. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Santa Anita Park completed certain upgrades to its facilities in 1999. The disruption caused by these upgrades was greater than anticipated and reduced the total amount wagered at Santa Anita Park's simulcast wagering facilities and attendance at The Oak Tree Meet in 1999. Even if completed in a timely manner, our expansion projects may not be successful, which would affect our growth and could have a material adverse effect on our future profitability.

   We are currently considering a major redevelopment of Gulfstream Park. Although we would schedule the redevelopment so as to minimize any interference with Gulfstream Park's racing season, there is a risk that the redevelopment would not be completed according to schedule, in which case it could cause us to disrupt a racing season and result in a reduction in the revenues and earnings generated at Gulfstream Park during that season. See "Item 1. Business--Our Business--Description of Properties--Gulfstream Park".

   We face strict environmental regulation and may be subject to liability for environmental damage, which could materially adversely affect our financial results.

   We are subject to a wide range of requirements under environmental laws and regulations relating to waste water discharge, waste management and storage of hazardous substances. Compliance with environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. We have been involved in a dispute with the United States Environmental Protection Agency involving the Portland Meadows racetrack, which we currently lease and operate, which dispute caused us to postpone the planned September 1, 2001 opening of that facility. See "Item 1. Business--Our Business--Environmental Matters."

   Furthermore, we may not have all required environmental permits and we may not otherwise be in compliance with all applicable environmental requirements. Where we do not have an environmental permit but one may be required, we will determine if one is in fact required and, if so, will seek to obtain one and address any related compliance issues, which may require significant capital expenditures.

   Various environmental laws and regulations in the United States, Canada and Europe impose liability on us as a current or previous owner and manager of real property, for the cost of maintenance, removal and remediation of hazardous substances released or deposited on or in properties now or previously owned or managed by us or disposed of in other locations. Our ability to sell properties with hazardous substance contamination or to borrow money using that property as collateral may also be uncertain.

   Changes to environmental laws and regulations, resulting in more stringent terms of compliance, or the enactment of new environmental legislation, could expose us to additional liabilities and ongoing expenses.

   Any of these environmental issues could have a material adverse effect on our business.

Risks Relating to Our Class A Subordinate Voting Stock and the Exchangeable
Shares

   Our stock price may be volatile, and future issuances or sales of our stock may decrease our stock price.

   The trading prices of our Class A Subordinate Voting Stock and the exchangeable shares of MEC Holdings (Canada) Inc. have experienced, and may continue to experience, substantial volatility. The following factors have had, and may continue to have, a significant effect on the market price of our Class A Subordinate Voting Stock and the exchangeable shares:


  .  our historical and anticipated operating results;

  . the announcement of new wagering and gaming opportunities by us or our competitors;

  .  the passage of legislation affecting horse racing or gaming;

  .  developments affecting the horse racing or gaming industries generally;

  . sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares;

  . sales or the expectation of sales by Magna International of a portion of our shares held by it, as a result of its previously stated intention to reduce its majority equity position in us over time, or by our other significant stockholders; and

  .  a shift in investor interest away from the gaming industry, in general.

   These factors could have a material adverse effect on the market price of our Class A Subordinate Voting Stock and the exchangeable shares, regardless of our financial condition and operating results.

   Certain Canadian shareholders of Magna International, who received exchangeable shares as a distribution from Magna International, may sell the shares of our Class A Subordinate Stock that they receive upon the exchange of exchangeable shares, which sales may reduce the trading price of our Class A Subordinate Voting Stock.

   Certain Canadian shareholders of Magna International received exchangeable shares of our Canadian subsidiary that are exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock as a distribution from Magna International. As of December 31, 2001, 2,263,372 exchangeable shares were outstanding, excluding those held by us. As certain Canadian shareholders are subject to restrictions on the amount of stock of a non-Canadian company that they may own, after these exchangeable shares are exchanged for shares of our Class A Subordinate Voting Stock, these shareholders may sell the shares of Class A Subordinate Voting Stock that they receive in exchange for the exchangeable shares. This may have a material adverse effect on the market price of our Class A Subordinate Voting Stock, regardless of our financial condition and operating results.

   The trading price of our Class A Subordinate Voting Stock and the exchangeable shares could decrease as a result of our issuing additional shares as consideration for future acquisitions.

   We may issue our Class A Subordinate Voting Stock as full or partial consideration in connection with future acquisitions. To the extent that we do so, the percentage of our common equity and voting stock that our existing stockholders own will decrease and, particularly if such acquisitions do not contribute proportionately to our profitability, the trading price of our shares and the exchangeable shares may also decrease.

   Sales of our Class A Subordinate Voting Stock by Magna International or by certain other of our significant stockholders under our shelf registration statement could depress our stock price.

   As of the date of this Annual Report, Magna International owns 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). Magna International has announced its intention at an undetermined point in the future to convert some shares of our Class B Stock to shares of our Class A Subordinate Voting Stock and dispose of these shares of our Class A Subordinate Voting Stock when market conditions for doing so are favorable, with the ultimate intention of retaining only a minority equity position but continuing to retain control of us. In addition, we have an effective shelf registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. Up to 881,126 shares covered by that shelf registration statement remain unsold. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, either by Magna International or under our shelf registration statement, could depress the prevailing market prices of our Class A Subordinate Voting Stock and the exchangeable shares.

   We do not plan to pay dividends until 2004, if at all.

   We have not paid any dividends to date on our Class A Subordinate Voting Stock, we do not plan to pay any dividends until 2004 and we may not pay dividends then, or ever.

Item 2.  Properties

   Information concerning properties required by this item is incorporated by reference to the information contained in "Item 1. Business" of this Report.

Item 3.  Legal Proceedings

   Information concerning legal proceedings required by this item is incorporated by reference to the information contained in "Item 1. Business" of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Report.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Other Stockholder Matters

Trading History

   The Class A Subordinate Voting Stock is listed and traded on the Nasdaq National Market under the symbol "MIEC" and on The Toronto Stock Exchange under the symbol "MIE.A". The Class A Subordinate Voting Stock commenced trading on the Nasdaq National Market on February 23, 2000 and closed at a price of $3.06 per share, and on The Toronto Stock Exchange on February 23, 2000 where it closed at a price of Cdn. $4.60 per share. The following table sets forth for the calendar periods indicated the high and low sale prices per share of the Class A Subordinate Voting Stock as reported by the Nasdaq National Market and The Toronto Stock Exchange ("TSE").

                                               Nasdaq              TSE
                                             ----------- -----------------------
                                             High   Low     High         Low
                                             ----- ----- ----------- -----------
2000:
  First Quarter............................. $5.69 $3.06 Cdn. $ 8.10 Cdn. $ 4.60
  Second Quarter............................ $7.75 $2.94 Cdn. $11.40 Cdn. $ 4.15
  Third Quarter............................. $7.50 $5.81 Cdn. $10.90 Cdn. $ 8.55
  Fourth Quarter............................ $6.56 $4.38 Cdn. $10.00 Cdn. $ 6.55
2001:
  First Quarter............................. $6.13 $3.88 Cdn. $ 8.90 Cdn. $ 6.00
  Second Quarter............................ $7.30 $4.00 Cdn. $11.00 Cdn. $ 6.21
  Third Quarter............................. $8.19 $5.45 Cdn. $12.55 Cdn. $ 8.60
  Fourth Quarter............................ $7.20 $5.50 Cdn. $11.35 Cdn. $ 9.00
2002:
  First Quarter (through March 15, 2002).... $9.95 $6.50 Cdn. $15.80 Cdn. $10.41

   On March 15, 2002, the last sale price of the Class A Subordinate Voting Stock as reported by the Nasdaq National Market was $9.07 and by The Toronto Stock Exchange was Cdn. $14.15.

   The exchangeable shares of our Canadian subsidiary, MEC Holdings (Canada) Inc., which are exchangeable on a one-for-one basis for shares of our Class A Subordinate Voting Stock, are listed and traded on The Toronto Stock Exchange under the symbol "MEH". The exchangeable shares commenced trading on February 23, 2000 and closed at a price of Cdn. $4.60 per share on that day. The following table sets forth for the calendar periods indicated the high and low sale prices per exchangeable share as reported by The Toronto Stock Exchange.

                                                                  TSE
                                                        -----------------------
                                                           High         Low
                                                        ----------- -----------
2000:
  First Quarter........................................ Cdn. $ 8.10 Cdn. $ 4.60
  Second Quarter....................................... Cdn. $11.20 Cdn. $ 4.20
  Third Quarter........................................ Cdn. $10.90 Cdn. $ 8.30
  Fourth Quarter....................................... Cdn. $ 9.75 Cdn. $ 6.40
2001:
  First Quarter........................................ Cdn. $ 9.00 Cdn. $ 6.00
  Second Quarter....................................... Cdn. $10.90 Cdn. $ 6.30
  Third Quarter........................................ Cdn. $12.77 Cdn. $ 8.40
  Fourth Quarter....................................... Cdn. $11.30 Cdn. $ 8.90
2002:
  First Quarter (through March 15, 2002)............... Cdn. $15.70 Cdn. $10.50

   On March 18, 2002, the last sale price of the exchangeable shares as reported by The Toronto Stock Exchange was Cdn. $14.11.

Dividends and Dividend Policy

   The holders of our Class A Subordinate Voting Stock, our Class B Stock and the exchangeable shares of our Canadian subsidiary, MEC Holdings (Canada) Inc., are entitled to receive their proportionate share of dividends declared by our board of directors, except in the case of certain stock dividends. Subject to applicable law, we intend to pay quarterly dividends starting in 2004. Any dividends will be declared on our Class A Subordinate Voting Stock and Class B Stock in accordance with our restated certificate of incorporation, including our corporate constitution, which sets forth certain dividend entitlements for our stockholders, subject to applicable law.

   We have not declared any dividends since our Class A Subordinate Voting Stock has been publicly trading.

Item 6.  Selected Financial Data

   The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the years ended July 31, 1997 and 1998, as at and for the five months ended December 31, 1998, and as at and for the years ended December 31, 1999, 2000 and 2001 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 1999 (as filed with our Annual Report for the fiscal year ended December 31, 1999), December 31, 2000 (as filed with our Annual Report for the year ended December 31, 2000) and December 31, 2001 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Results of Operations and Financial
Position" included in this Annual Report.

                            Year Ended
                             July 31,       Five Months   Year Ended December 31,
                          ----------------     Ended     ---------------------------
Income Statement                            December 31,
Data(1):                   1997     1998        1998       1999      2000     2001
----------------          -------  -------  ------------ --------  -------- --------
                              (U.S. dollars in thousands, except share data)
Revenue
Racetrack...............  $    --  $  ----    $ 8,745    $164,946  $355,249 $459,411
Real Estate.............   15,276   20,486      6,597      21,914    58,314   59,650
                          -------  -------    -------    --------  -------- --------
Total Revenue...........  $15,276  $20,486    $15,342    $186,860  $413,563 $519,061
                          =======  =======    =======    ========  ======== ========
Costs and Expenses
Racetrack costs and
 expenses...............  $    --  $    --    $ 8,418    $155,263  $341,017 $430,282
Real estate costs and
 expenses...............   13,879   25,864      8,462      21,820    50,717   37,090
Depreciation and
 amortization...........    1,824    1,852      1,649       7,924    20,061   26,194
                          -------  -------    -------    --------  -------- --------
                           15,703   27,716     18,529     185,007   411,795  493,566
Interest expense
 (income), net..........      955    1,380      1,221        (920)      215    2,682
                          -------  -------    -------    --------  -------- --------
Income (loss) before
 income taxes...........  $(1,382) $(8,610)   $(4,408)   $  2,773  $  1,553 $ 22,813
                          =======  =======    =======    ========  ======== ========
Net income (loss).......  $(1,382) $(8,610)   $(4,231)   $    (62) $    441 $ 13,464
                          =======  =======    =======    ========  ======== ========
Earnings (loss) per
 share of Class A
 Subordinate Voting
 Stock, Class B Stock
 and Exchangeable Share
Basic...................  $    --  $ (0.11)   $ (0.05)   $   0.00  $   0.01 $   0.16
                          =======  =======    =======    ========  ======== ========
Diluted.................  $    --  $ (0.11)   $ (0.05)   $   0.00  $   0.01 $   0.16
                          =======  =======    =======    ========  ======== ========
Average number of shares
 of Class A Subordinate
 Voting Stock, Class B
 Stock and Exchangeable
 Shares outstanding
 during the period (in
 thousands)
Basic...................       --   78,535     78,535      78,686    80,422   82,930
Diluted.................       --   78,535     78,535      78,686    80,424   83,242

                            Year Ended      Five Months
                             July 31,          Ended     Year Ended December 31,
                          ----------------  December 31, --------------------------
Other Data:                1997     1998        1998       1999     2000     2001
-----------               -------  -------  ------------ --------  -------  -------
                                       (U.S. dollars in thousands)
EBITDA(2)...............  $ 1,397  $(5,378)   $ (1,538)  $  9,777  $21,829  $51,689
Capital expenditures(3).       --       --          --     54,762   30,418  32,278
Cash provided from (used
 for)
  Operating activities..   (3,894)  (7,868)     (6,349)    15,226  (16,109)  25,629
  Investment activities.  (43,579) (72,643)   (136,685)  (215,398) (35,255)  (7,546)
  Financing activities..   47,576  (80,584)    155,170    238,458   32,906  (10,159)
                            At July 31,                      At December 31,
                          ----------------               --------------------------
Balance Sheet Data(1):     1997     1998        1998       1999     2000     2001
----------------------    -------  -------  ------------ --------  -------  -------
                                       (U.S. dollars in thousands)
Cash and cash
 equivalents............  $   220  $   295    $ 17,503   $ 50,660  $31,976  $39,212
Real estate properties
 and fixed assets, net..  111,659  182,889     334,911    564,789  568,265  574,677
Total assets............  113,175  184,802     364,142    760,353  781,039  854,256
Total debt(4)...........   18,938   19,495      32,335     45,884   83,706   85,901
Shareholders' equity(5).   87,917  158,275     302,502    547,087  541,788  567,854

-------
(1) We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which, as applied to us, do not materially differ from accounting principles generally accepted in Canada, or Canadian GAAP, except as disclosed in note 15 to the Consolidated Financial Statements.

(2) "EBITDA" consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is a financial metric used by many investors to compare companies on the basis of operating results, asset value and the ability to incur and service debt. It is not intended to represent cash flow or results of operations in accordance with U.S. GAAP, nor is it a measure under Canadian GAAP. EBITDA may not be comparable to similarly titled amounts reported by other companies.

(3) Capital expenditures include both maintenance and strategic capital expenditures less the cost of real estate property additions.

(4) Total debt includes bank indebtedness and long-term debt (including long-term debt due within one year).

(5) As at July 31, 1997 and 1998 and December 31, 1998, represents Magna International's net investment in us.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

  Overview

   We are the leading owner and operator of thoroughbred racetracks in the United States, based on revenue, and a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate eight thoroughbred racetracks, one standardbred racetrack and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate OTB facilities and a national account wagering business known as XpressBetTM, previously known as "Call-A-Bet", which permits customers to place wagers by telephone and over the Internet on horse races at up to 65 racetracks in North America. We also have a one-third ownership interest in Racetrack Television Network, LLC, a new venture formed to telecast races from our racetracks and other racetracks, via satellite, to paying subscribers. For the year ended December 31, 2001, our operations generated consolidated revenue of approximately $519.1 million, or $548.0 million on a pro forma basis.

   Since our inception in 1998, we have experienced significant growth in scale and profitability through a disciplined acquisition program and the realization of operating efficiencies. We intend to grow and develop our business further by:

  . Selectively acquiring additional strategic racetracks and related assets;

  . Continuing to integrate our acquisitions by employing "best practice" improvements at our racetracks;

  .  Expanding the distribution of our live racing;

  .  Further developing an integrated branding and marketing strategy; and

  . Improving the quality of the entertainment experience at our racetracks and OTB facilities.

   In addition to our racetracks, we also have significant real estate holdings in the United States, Canada and Austria. While we are exploring the development of some of our real estate, we intend to continue to sell our Non-Core Real Estate in order to generate additional capital to grow and enhance our racing business.

   The amounts described below are based on our consolidated financial statements, which we prepare in accordance with U.S. generally accepted accounting principles ("GAAP"). U.S. GAAP, as applied to us, does not materially differ from accounting principles generally accepted in Canada, or Canadian GAAP, except as disclosed in Note 15 to our consolidated financial statements.

   The following management's discussion and analysis should be read in conjunction with our consolidated financial statements included in this Annual Report.

Racing operations

  Information about certain of our racing operations is set forth below.

                                                                            Year ended December 31, 2001
                                                                         ----------------------------------
                                                                          Live
                            Date    Local Market                         Racing     Total
Track and Location        Acquired  Population(1)     Racing Season       Days    Handle(2)      Revenue
------------------------ ---------- ------------- ---------------------- ------ ------------- -------------
                                    (in millions)                               (in millions) (in millions)
                                                                                 (unaudited)   (unaudited)
Santa Anita Park........  Dec. 1998     10.9        Jan. 1 to Apr. 16      83     $1,101.4       $143.0(3)
 Los Angeles                                        and Dec. 26 to 31
                                                    The Oak Tree Meet      32        323.6
                                                   --Sept. 26 to Nov. 5

Gulfstream Park......... Sept. 1999      4.3        Jan. 3 to Mar. 16      63        704.0         65.1
 Miami

Golden Gate Fields......  Dec. 1999      5.2         Jan. 1 to Apr. 1     103        534.9         61.4
 San Francisco                                    and Nov. 7 to Dec. 17

Bay Meadows.............  Nov. 2000      5.7        Apr. 4 to Jun. 17     107        495.3         64.6
 San Francisco                                    and Aug. 31 to Nov. 5

The Meadows(4)(5).......  Apr. 2001      2.8             All Year         222        381.1         70.9
 Pittsburgh

Thistledown.............  Nov. 1999      3.0        Apr. 6 to Dec. 31     187        237.4         36.3
 Cleveland

Remington Park..........  Nov. 1999      1.1       Jan. 13 to Feb. 25,    118        133.9         26.6
 Oklahoma City                                       Apr. 7 to June 9
                                                  and Aug. 11 to Nov. 24

Great Lakes Downs.......  Feb. 2000      1.2        Apr. 30 to Oct. 30    127         59.3          6.0
 Muskegon, Michigan

Portland Meadows(4).....  July 2001      2.0        Jan. 1 to Apr. 30      80         47.0         13.8
 Portland                                         and Oct. 27 to Dec. 31

Multnomah Greyhound
 Park(4)................  Oct. 2001      2.0         May 1 to Oct. 16     119         47.1          9.3
 Portland                                                                                        ------
                                                                                    TOTAL:       $497.0
                                                                                                 ======

-------
(1) Population residing within 40 miles of each of our racetracks, except for Santa Anita Park (30 miles), The Meadows (50 miles) and Great Lakes Downs (50 miles). Data from Urban Systems Inc.

(2) Amounts comprising Total Handle include inter-company transactions for our ten racetracks and our separate OTB facilities, for both our importing and our exporting facilities.

(3) Rental and other revenues earned from The Oak Tree Meet are included in Santa Anita Park's revenue.

(4) Includes unaudited data for periods prior to our ownership.

(5) Includes total revenue and handle of our four OTB facilities and our XpressBetTM (then known as "Call-A-Bet") account wagering operations through our Pennsylvania hub.

   Our primary source of racetrack revenues is commissions earned from pari-mutuel wagering. Pari-mutuel wagering on horse racing is a form of wagering in which wagers on a horse race are aggregated in a commingled pool of wagers (the "mutuel pool") and the payoff to winning customers is determined by both the total dollar amount of wagers in the mutuel pool and the allocation of those dollars among the various kinds of bets. Unlike casino gambling, the customers bet against each other, and not against us, and therefore we bear no risk of loss with respect to any wagering conducted. We retain a pre-determined percentage of the total amount wagered (the "take-out") on each event, regardless of the outcome of the wagering event, and the remaining balance of the mutuel pool is distributed to the winning customers. Of the percentage we retain, a portion is paid to the horse owners in the form of purses or winnings, which encourage the horse owners and their trainers to enter their horses in our races. Our share of pari-mutuel wagering revenues is based on pre-determined percentages of various categories of the pooled wagers at our racetracks. The maximum pre-determined percentages are approved by state regulators. Pari-mutuel wagering on horse racing occurs on the live races being conducted at racetracks, as well as on televised racing signals, or simulcasts, received or imported by the simulcast wagering facilities located at such racetracks or OTB facilities, and through various forms of account wagering. Our racetracks have simulcast wagering facilities to complement our live horse racing, enabling our customers to wager on horse races being held at other racetracks.

   We derive our gross wagering revenues from the following primary sources:

  . Wagers placed at our racetracks or our OTB facilities on live racing conducted at our racetracks;

  . Wagers placed at our racetracks' simulcast wagering venues or our OTB facilities on races imported from other racetracks;

  . Wagers placed at other locations (e.g., other racetracks, OTB facilities or casinos) on live racing signals exported by our racetracks; and

  . Wagers placed by telephone or over the Internet by customers enrolled in our national account wagering program, XpressBetTM.

   Wagers placed at our racetracks or our OTB facilities on live racing conducted at one of our racetracks produce more revenue for us than wagers placed on imported racing content, because we must pay the racetrack sending us its signal a fee generally equal to 3% to 4% of the amount wagered on its race. Wagers placed on imported signals, in turn, produce more revenue for us than wagers placed on our signals exported to off-track venues (i.e., other racetracks, OTB facilities or casinos), where we are paid a commission generally equal to only 3% to 4% of the amount wagered at the off-track venue on the signal we export to those venues. Revenues from our telephone and Internet account wagering operations vary depending upon the source of the signal upon which the wager is placed; wagers placed on our signals produce more revenue for us than wagers placed on races imported by us from other racetracks.

   We also generate non-wagering revenues consisting primarily of food and beverage sales, program sales, admissions income, parking revenues and income from the rental of our facilities to other racing operators.

   Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racetrack revenues, which factors include, but are not limited to: attendance at our racetracks; inter-track simulcast locations and OTB facilities; activity through our XpressBetTM system; the number of races and the average field size per race; our ability to attract the industry's top horses and trainers; inclement weather; and changes in the economy.

   Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2001, 2000 and 1999, as well as of those live race days during our ownership of the racetracks.

                                           Year Ended December 31,
                              --------------------------------------------------
                                    2001             2000             1999
                              ---------------- ---------------- ----------------
                                    During Our       During Our       During Our
                              Total Ownership  Total Ownership  Total Ownership
                              ----- ---------- ----- ---------- ----- ----------
Santa Anita Park(1)..........   83      83       87      87       84      84
Golden Gate Fields...........  103     103      106     106      105      13
Bay Meadows..................  107     107      106      --      104      --
Gulfstream Park..............   63      63       63      63       63      --
Thistledown..................  187     187      187     187      187      18
Remington Park...............  118     118      136     136      123      16
Great Lakes Downs............  127     127      132     132      139      --
The Meadows..................  222     170      231      --      231      --
Portland Meadows.............   80      28       80      --       80      --

-------
(1) Excludes The Oak Tree Meet which consisted of 32 days in 2001, 27 days in 2000 and 31 days in 1999.

   We recognize revenue prior to our payment of purses, stakes, awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "purses, awards and other" in our consolidated financial statements.

   Our operating costs include principally salaries and benefits, utilities, the cost of food and beverages sold, racetrack repairs and maintenance expenses, sales and marketing expenses, rent, printing costs, property taxes, licenses and insurance.

   We are currently considering a major redevelopment of our Gulfstream Park racetrack in Florida. See "Item 1. Business--Our Business--Our Properties-- Gulfstream Park".

Seasonality

   As a result of the seasonal nature of our racetrack business, our racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Bay Meadows and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of each year, with our third quarter generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our acquisition and account wagering initiatives evolve.

Real estate operations

   We characterize our real estate as follows:

  . real estate at our racetracks to be used in our racing operations ("Revenue-Producing Racetrack Real Estate");

  . excess real estate at our racetracks that we are considering developing with strategic partners ("Excess Racetrack Real Estate");

  . real estate not at our racetracks that is either under development or that we are holding for development ("Development Real Estate");

  . developed real estate not at our racetracks that is currently generating revenue for us ("Revenue-Producing Non-Racetrack Real Estate"); and

  .  non-core real estate that we hold for sale ("Non-Core Real Estate").

   As of December 31, 2001, the aggregate net book values of our real estate and certain fixed assets were as follows:

                                                                   (in millions)
                                                                   -------------
Revenue-Producing Racetrack Real Estate...........................    $320.4(1)
Excess Racetrack Real Estate......................................      80.8
Development Real Estate...........................................      78.3
Revenue-Producing Non-Racetrack Real Estate.......................      56.7(1)
Non-Core Real Estate..............................................      38.5
                                                                      ------
  Total...........................................................    $574.7
                                                                      ======

-------
(1) Includes fixed assets.

   Approximately 39.5% of our earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2001 resulted from gains from sales of our Non-Core Real Estate. We expect these gains to be reduced to zero over the next two years as the balance of our Non-Core Real Estate is sold. We intend to continue to sell the balance of our Non-Core Real Estate in order to provide capital to grow and enhance our racing business; accordingly, we are currently servicing, improving and seeking zoning and other approvals for some of this real estate in order to enhance its value on sale. See "Item 1. Business--Risk Factors -- Risks Regarding Our Company. Our recent operating income includes substantial gains from the sale of non-core real estate, which sales will soon decrease and may cause our future operating income and cash flow to decrease."

   Included in our Excess Racetrack Real Estate is land adjacent to three of our largest racetracks, Santa Anita Park, Gulfstream Park and Golden Gate Fields, totaling approximately 150 acres. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who would be expected to provide the necessary financing, as we do not intend to devote our capital to the development of our Excess Racetrack Real Estate.

   Our Development Real Estate is largely undeveloped, and includes: 481 acres in Palm Beach County, Florida that are being used to develop a horse training and boarding facility; approximately 1,050 acres of land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, on which we have commenced development of a horse racetrack; approximately 110 acres of undeveloped land in Oberwaltersdorf, Austria, also located approximately 15 miles south of Vienna; approximately 800 acres of undeveloped land in upstate New York; and approximately 225 acres of land in northern California between San Francisco and Sacramento.

   Our Revenue-Producing Non-Racetrack Real Estate consists of two golf courses that we operate, Fontana Sports and Magna Golf Club. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a clubhouse which contains a restaurant, pro shop, tennis club and a fitness facility. The Magna Golf Club, which is in Aurora, Ontario, adjacent to our and Magna International's headquarters approximately 30 miles north of Toronto, opened in May 2001. We are currently marketing and accepting memberships in the Magna Golf Club. The clubhouse is expected to be completed in the spring of 2002. When completed, the clubhouse will contain a restaurant, a members' lounge and a pro shop.

   Pursuant to an access arrangement effective as of March 1, 1999, Magna International is paying us an annual fee of 2.5 million Euros to access the Fontana Sports golf course and related recreational facilities for Magna International-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports is payable until March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna International is paying us an annual fee of Cdn. $5.0 million to access the Magna Golf Club. The access fee relating to the Magna Golf Club is payable until December 31, 2003. The Fontana Sports and the Magna Golf Club properties are both subject to rights of first refusal in favor of Magna International if we decide to sell either of them.


Results of Operations

   The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2001, 2000 and 1999.

Year Ended December 31, 2001 Compared to December 31, 2000

Racetrack operations

   Revenues from our racetrack operations were $459.4 million in 2001, compared to $355.2 million in 2000, an increase of $104.2 million or 29.3%. This increase resulted primarily from having nine racetracks open for live racing for some part of the year, compared with having only six open in 2000. We acquired the operations of Bay Meadows on November 17, 2000, the operations of MEC Pennsylvania, formerly Ladbroke Pennsylvania, which include the operations of The Meadows, four OTB facilities and the Pennsylvania hub for XpressBetTM, on April 5, 2001 and Multnomah Greyhound Park on October 26, 2001. In addition, in July 2001, we leased a racetrack facility in Portland, Oregon operating as Portland Meadows.

   In 2001, gross wagering revenues for our racetracks increased 30.8% to $394.0 million, compared to $301.3 million in 2000, primarily relating to the increase in live race days due to our acquisitions. Non-wagering revenues in 2001 increased 21.3% to $65.4 million, compared to $54.0 million in 2000. Contributing to the increase in non-wagering revenues were increases in revenues from parking, admissions and program sales related to the increase in live race days due to our acquisitions and the addition of food and beverage revenues from our Gulfstream Park facility, previously contracted out to concession operators.

   Purses, awards and other increased by 28.1% to $243.4 million in 2001 from $190.0 million in 2000, primarily due to the increase in gross wagering revenues for the year. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.1% in 2000 to 61.8% in 2001. Operating costs increased to $152.6 million in 2001 from $128.6 million in 2000. As a percentage of total racetrack revenues, operating costs decreased from 36.2% in 2000 to 33.2% in 2001. The reduction in operating costs as a percentage of revenues was primarily the result of cost savings and other synergies realized on the consolidation of racetrack operations during the year. Racetrack general and administrative expenses were $31.1 million in 2001, compared to $18.1 million in 2000. As a percentage of total racetrack revenue, general and administrative expenses increased from 5.1% in 2000 to 6.8% in 2001. The increase in general and administrative expenses as a percentage of total racetrack revenue in 2001 was primarily related to the higher costs of the corporate head office, where we have continued to add management expertise. These costs were significantly lower during the formative stage of the Company in 2000.

Real estate operations

   Revenues from real estate operations were $59.6 million in 2001, compared to $58.3 million in 2000. Earnings before interest, taxes, depreciation and amortization from real estate activities increased to $22.6 million in 2001 from $7.6 million in 2000. These increases are primarily attributable to the sale of Non-Core Real Estate in 2001. In 2001, we had gains on the sale of Non-Core Real Estate of $20.4 million, compared to gains of $7.0 million during the same period in 2000. The increase in sales is consistent with management's stated intention to provide capital for future growth by selling our Non-Core Real Estate.

Predevelopment and other costs

   Predevelopment and other costs were $3.2 million in 2001, compared to $4.2 million in 2000. These costs include consultants' fees associated with technology development, feasibility studies, construction designs, market analyses, site models and alternative site investigations.

Depreciation and amortization

   Depreciation and amortization increased by $6.1 million to $26.2 million in 2001, compared to $20.1 million in 2000. The increase in depreciation and amortization is primarily attributable to our Bay Meadows and MEC Pennsylvania acquisitions and increased depreciation recorded on recent fixed asset additions.

Interest income and expense

   Our net interest expense for the year ended December 31, 2001 increased $2.5 million to $2.7 million from $0.2 million in 2000. The higher net interest expense is attributable to the increase in long-term debt in the fourth quarter of 2000 and the second quarter of 2001, related to the financings of our Bay Meadows and MEC Pennsylvania acquisitions and the purchase of 481 acres of land in Palm Beach County, Florida, offset by interest capitalized on properties under development.


Income tax provision

   We recorded an income tax provision of $9.3 million on income before income taxes of $22.8 million in 2001, compared to an income tax provision of $1.1 million on income before income taxes of $1.6 million in 2000. Our effective income tax rate in 2001 was 41.0%, compared to 71.6% in 2000, primarily as a result of the higher level of operating losses in certain subsidiaries in 2000 for which we did not recognize the tax benefit in that period.

Year Ended December 31, 2000 Compared to December 31, 1999

Racetrack operations

   Revenues from our racetrack operations were $355.2 million in 2000, compared to $164.9 million in 1999, an increase of $190.3 million, or 115.4%. The increase in revenues is primarily the result of the additional racetracks acquired in 2000 and in late 1999. Revenues for 2000 reflect the full year of live racing and simulcast operations for all the racetracks we owned during the period except for Great Lakes Downs and Bay Meadows, revenues for which are included from their dates of acquisition on February 29, 2000 and November 17, 2000, respectively. Revenues for 1999 reflect the full year operations of Santa Anita Park and the operations of Gulfstream Park from September 1, 1999, the date of acquisition, Thistledown and Remington Park from November 12, 1999, their date of acquisition, and Golden Gate Fields from December 10, 1999, the date of acquisition.

   Gross wagering revenues for our racetracks increased 125.0% to $301.3 million in 2000, compared to $133.9 million in 1999, primarily as a result of our racetrack acquisitions. Non-wagering revenues in 2000 were $54.0 million, compared to $31.0 million in 1999, an increase of 74.0%. The increase in non-wagering revenues is lower than the increase in gross wagering revenues because a portion of the gross wagering revenues is earned from simulcast export activities, which do not provide our racetracks with customers that would generate non-wagering revenues.

   Purses, awards and other increased 122.2%, from $85.5 million in 1999 to $190.0 million in 2000. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.9% in 1999 to 63.1% in 2000. Operating costs increased from $63.3 million in 1999 to $128.6 million in 2000. As a percentage of total racetrack revenues, operating costs decreased from 38.4% in 1999 to 36.2% in 2000, purses, awards and other increased from 51.9% to 53.5%, and general and administrative expenses increased from 3.6% to 5.1%. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized in connection with the consolidation of racetrack operations in 2000. Racetrack general and administrative expenses increased to $18.1 million in 2000, compared to $6.0 million in 1999. The increase was primarily due to the additional racetracks acquired in late 1999 and 2000, the significant costs incurred to restructure our corporate office and other one-time costs, primarily related to severance payments and the closing of our Santa Monica office, of approximately $7.5 million in 2000.

Real estate operations

   Revenues from our real estate operations were $58.3 million in 2000, compared to $21.9 million in 1999. Earnings before interest, taxes, depreciation and amortization from real estate operations increased to $7.6 million in 2000 from $0.1 million in 1999. This increase was primarily attributable to an increase in the amount of Non-Core Real Estate sold in 2000 compared to 1999. For the year ended December 31, 2000, we had gains of $7.0 million on the sale of real estate, compared to gains of $0.6 million in 1999.

Predevelopment and other costs

   Predevelopment and other costs related to both our racing operations and our real estate operations were $4.2 million in 2000, compared to $0.5 million in 1999, resulting from our increasing our predevelopment activities in 2000.

Depreciation and amortization

   Depreciation and amortization increased by $12.2 million to $20.1 million for 2000, compared to $7.9 million in 1999. This increase reflects full year depreciation and amortization charges related to Gulfstream Park, Thistledown, Remington Park and Golden Gate Fields, all acquired in the second half of 1999, and partial year depreciation and amortization charges related to Great Lakes Downs and Bay Meadows, both acquired in 2000.

Interest income and expense

   Our net interest expense for 2000 was $0.2 million, compared to net interest income of $0.9 million for 1999. The higher net interest expense is attributable to the increase in long-term debt in 2000 primarily related to the financing of the Bay Meadows acquisition and the purchase of land in Palm Beach County, Florida.

Income tax provision

   We recorded an income tax provision of $1.1 million on income before income taxes of $1.6 million for 2000, compared to an income tax provision of $2.8 million on income before income taxes of $2.8 million for 1999. The decrease in our income tax provision resulted primarily from the higher level of operating losses in 1999 of some of our subsidiaries, for which we did not recognize the tax benefit in that period.

Liquidity and Capital Resources

Year Ended December 31, 2001

Operating activities

   Cash provided by operations before changes in non-cash working capital increased by $18.6 million from $7.7 million in 2000 to $26.3 million in 2001. The increase was attributable to increases in net income, depreciation and amortization and future income taxes, partially offset by additional gains recorded on the disposal of Non-Core Real Estate. In 2001, cash invested in non-cash working capital balances was $0.7 million.

Investing activities

   Cash used in investing activities in 2001 was $7.5 million, including investments of $40.0 million in real estate property and fixed asset and other asset additions and $24.0 million on the acquisitions of MEC Pennsylvania and Multnomah Greyhound Park, partially offset by $56.5 million of proceeds received on the sale of Non-Core Real Estate. In 2001, we invested $38.9 million in real estate and fixed asset additions, which included $6.4 million for the purchase of real estate, $14.8 million in upgrades to racetrack facilities, normal ongoing maintenance items and other fixed assets, and $10.7 million in the Magna Golf Club in Aurora, Ontario. The remaining $7.0 million of expenditures related to racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties, and account wagering activities, including the telephone and Internet and television distribution.

Financing activities

   Cash used for financing activities was $10.2 million in 2001. During 2001, there were repayments of bank indebtedness of $7.6 million and of long-term debt of $18.0 million, partially offset by the issuance of long-term debt of $15.0 million related to our term loan facility and the issuance of share capital of $0.5 million.

Year Ended December 31, 2000

Operating activities

   In 2000, we generated $7.7 million of cash flow from operations and invested $23.8 million in working capital, resulting in a net use of cash of $16.1 million for operating activities. During the comparable period in 1999, we generated $5.9 million of cash flow from operations and our investment in working capital decreased by $9.3 million, resulting in net cash from operating activities of $15.2 million. The decrease in cash flow from operations of $31.3 million from $15.2 million in 1999 to a use of cash of $16.1 million in 2000 is primarily due to the need to fund working capital deficiencies in that period related to acquisitions completed in the latter part of 1999 and early 2000. Those funding requirements had been taken into consideration in the negotiation of the purchase price of those acquisitions.

Investing activities

   Cash used in investing activities was $35.3 million for the year ended December 31, 2000. During 2000, $24.1 million was used to acquire Bay Meadows and $54.0 million was spent on real estate property and other fixed asset additions. Expenditures on real estate included the purchase of 481 acres of property in Palm Beach County, Florida, which we are currently developing into a second horse boarding and training center, for $22.9 million, $22.5 million on continued spending in connection with the Magna Golf Club in Aurora, Ontario and $8.6 million on upgrades to racetrack facilities, normal ongoing maintenance items and other fixed assets. Cash used in investing activities in 2000 was partially offset by proceeds of $33.4 million from the sale of Non-Core Real Estate.

Financing activities

   Cash provided by financing activities for the year ended December 31, 2000 was $32.9 million. The cash provided by financing activities for 2000 relates substantially to the issuance of long-term debt of $48.0 million primarily related to the financing of the Bay Meadows acquisition and other real estate additions, partially offset by the repayment of other long-term debt of $15.9 million. Included in these repayments was $6.8 million of debt assumed in connection with the acquisition of Gulfstream Park and the repayment of a portion of the promissory note issued in connection with the acquisition of Golden Gate Fields.


Year Ended December 31, 1999

Operating activities

   Cash provided by operating activities in 1999 of $15.2 million is primarily a result of cash generated by our Santa Anita Park operations of $13.3 million and some of our other racetracks, offset by cash usages at some of our racetracks and other operations.

Investing activities

   Cash used in investing activities in 1999 totaled $215.4 million and included primarily $81.2 million to acquire Gulfstream Park, $14.2 million to acquire Thistledown and Remington Park, $59.0 million to acquire Golden Gate Fields and $6.4 million to acquire the operations and real estate assets of San Luis Rey Downs. Also during 1999, $56.5 million was spent on real estate property and other fixed asset additions, which included $45.0 million of spending on a capital renovation program at Santa Anita Park, $8.0 million on upgrades to our racetrack facilities, normal ongoing maintenance items and other fixed assets, and $3.5 million on the development of the Magna Golf Club in Aurora, Ontario.

Financing activities

   Throughout 1999, cash provided by financing activities was primarily through contributions by Magna International. On September 1, 1999, Magna International invested $250.0 million in cash by way of an equity contribution.

Working Capital, Cash and Other Resources

   Our working capital (other than cash and cash equivalents) was ($22.6) million at December 31, 2001, compared to ($11.1) million at December 31, 2000. The decreased investment in working capital (other than cash and cash equivalents) was primarily a result of an increase in accounts payable and other accruals of $11.6 million as a result of increased track level activity and the increased number of tracks operating at December 31, 2001.

   At December 31, 2001, we had cash and cash equivalents of $39.2 million and total shareholders' equity of $567.9 million.

   One of our subsidiaries, The Santa Anita Companies, Inc., is a party to a secured term loan facility, which bears interest at rates ranging between the U.S. prime rate and LIBOR plus 2.2% per annum. At December 31, 2001, $59.9 million was outstanding under this fully drawn term loan facility. The maturity date of this facility has been extended to November 30, 2004. In addition to this facility, as at December 31, 2001, we had approximately $26.0 million of other long-term debt with various terms and an unused and available operating line of credit of $10.0 million.

   We believe that our current cash resources, cash flow from our racetrack and real estate operations and cash available under our Santa Anita credit facility described above will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. However, in order to complete our acquisition and strategic capital programs, we will be required to seek additional debt and/or equity financing through public or private sources. If such additional financing is not available to us as needed or on terms acceptable to us, we may not be able to complete our acquisition or strategic capital programs.

Quantitative and Qualitative Disclosures About Market Risk

   Our primary exposure to market risk (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar. Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and the Euro will result in fluctuations in shareholders' equity and comprehensive income. We have generally not entered into derivative financial arrangements for hedging purposes, and have not and will not enter into such arrangements for speculative purposes.

   Additionally, we are exposed to interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

   Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at December 31, 2001 and our current credit facilities, a 1% increase or decrease in interest rates on our line of credit and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

Accounting Developments

   Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

   In 2001, the Financial Accounting Standards Board issued Statements No. 141 ("SFAS 141"), Business Combinations and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. In addition, SFAS 141 provides new criteria to determine when an acquired intangible asset should be recognized separately from goodwill.

   SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning with fiscal years starting after December 15, 2001. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year.

   We will apply the new standards on accounting for goodwill and other intangible assets beginning in our first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in income before taxes of approximately $8.0 million per year. Although we will perform the required impairment tests on our intangible assets that meet the criteria for indefinite life, as of January 1, 2002, we have not yet determined the impact, if any, of this test on our consolidated financial statements.

   During 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143") Accounting for Asset Retirement Obligations. SFAS 143 requires that legal obligations arising from the retirement of tangible long-lived assets, including obligations identified by a company upon acquisition and construction and during the operating life of a long-lived asset, be recorded and amortized over the asset's useful life using a systematic and rational allocation method. SFAS 143 is effective for fiscal years starting after June 15, 2001.

   Also during 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144, which supercedes Statement No. 121 ("SFAS 121"), is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides guidance on differentiating between assets held for sale, and assets held for disposal other than by sale. Consistent with SFAS 121, SFAS 144 continues to require the same approach for recognizing and measuring the impairment of assets to be held and used.

   Although we are currently reviewing SFAS 143 and SFAS 144, we have not yet determined the impact, if any, of these pronouncements on our consolidated financial statements.

Environmental Regulation

   For a discussion of certain uncertainties that we face with respect to environmental regulations, see "Item 1. Business--Our Business--Environmental Matters".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Information required by this item is incorporated by reference to the information contained in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position" of this Annual Report.

Item 8.  Financial Statements and Supplementary Data

   [To be inserted].

Item 8. Financial Statements and Supplementary Data

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

                           Magna Entertainment Corp.

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Magna Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Toronto, Canada                        /s/ Ernst & Young LLP
February 1, 2002

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

[U.S. dollars in thousands, except per share figures]

------------------------------------------------------------------------------
                                                  Years ended December 31,
                                                 ----------------------------
                                           Note    2001      2000      1999
------------------------------------------------------------------------------

Revenues                                  11, 12
Racetrack
 Gross wagering                                  $393,981  $301,288  $133,924
 Non-wagering                                      65,430    53,961    31,022
Real estate
 Sale of real estate                               40,600    37,630     2,544
 Rental and other                                  19,050    20,684    19,370
------------------------------------------------------------------------------
                                                  519,061   413,563   186,860
------------------------------------------------------------------------------
Costs and expenses
Racetrack
 Purses, awards and other                         243,389   190,043    85,520
 Operating costs                                  152,561   128,612    63,302
 General and administrative                        31,092    18,117     5,987
Real estate
 Cost of real estate sold                          20,171    30,656     1,916
 Operating costs                                   15,789    18,928    18,071
 General and administrative                         1,130     1,133     1,833
Predevelopment and other costs                      3,240     4,245       454
Depreciation and amortization                      26,194    20,061     7,924
Interest expense (income), net                 7    2,682       215      (920)
------------------------------------------------------------------------------
                                                  496,248   412,010   184,087
------------------------------------------------------------------------------
Income before income taxes                    11   22,813     1,553     2,773
Income taxes                                   6    9,349     1,112     2,835
------------------------------------------------------------------------------
Net income (loss)                                  13,464       441       (62)
Other comprehensive loss
 Foreign currency translation adjustment           (9,062)   (8,938)   (7,493)
------------------------------------------------------------------------------
Comprehensive income (loss)                      $  4,402  $ (8,497) $ (7,555)
------------------------------------------------------------------------------
Earnings per share for Class A
 Subordinate Voting Stock,
 Class B Stock or Exchangeable Share:
  Basic                                        8 $   0.16  $   0.01  $   0.00
  Diluted                                      8 $   0.16  $   0.01  $   0.00
------------------------------------------------------------------------------
Average number of shares of Class A
 Subordinate Voting Stock,
 Class B Stock and Exchangeable Shares
 outstanding during the period [in
  thousands]:
  Basic                                        8   82,930    80,422    78,686
  Diluted                                      8   83,242    80,424    78,686
------------------------------------------------------------------------------

                             See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

[U.S. dollars in thousands]

------------------------------------------------------------------------------
                                                   Years ended December 31,
                                                   --------------------------
                                              Note  2001     2000      1999
------------------------------------------------------------------------------
Cash provided from (used for)
OPERATING ACTIVITIES:
Net income (loss)                                  $13,464  $   441  $    (62)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities
 Depreciation and amortization                      26,194   20,061     7,924
 Future income taxes                            6    7,082   (5,802)   (1,295)
 Gain on disposal of real estate properties        (20,429)  (6,974)     (628)
------------------------------------------------------------------------------
                                                    26,311    7,726     5,939
------------------------------------------------------------------------------
Changes in non-cash working capital
 Restricted cash                                    (5,053)  (5,709)   (2,691)
 Accounts receivable                                (1,587)  (4,139)   (8,607)
 Prepaid expenses and other                          3,325    1,563    (2,952)
 Accounts payable                                      769   (5,114)    4,688
 Accrued salaries and wages                           (443)   3,172     1,653
 Customer deposits                                   2,181       --        --
 Other accrued liabilities                           3,278   (6,840)   11,931
 Income taxes payable                               (5,023)  (6,146)    6,042
 Deferred revenue                                    1,871     (622)     (777)
------------------------------------------------------------------------------
                                                      (682) (23,835)    9,287
------------------------------------------------------------------------------
                                                    25,629  (16,109)   15,226
------------------------------------------------------------------------------
INVESTMENT ACTIVITIES:
Acquisition of businesses, net of cash          2  (23,951) (24,117) (160,812)
Real estate property additions                     (31,009) (46,493)  (47,430)
Fixed asset additions                               (7,853)  (7,535)   (9,017)
Other assets (additions) disposals                  (1,208)   9,493      (683)
Proceeds on real estate sold to Magna          12   12,436    6,147        --
Proceeds on disposal of real estate                 44,039   27,250     2,544
------------------------------------------------------------------------------
                                                    (7,546) (35,255) (215,398)
------------------------------------------------------------------------------
FINANCING ACTIVITIES:
(Decrease) increase in bank indebtedness            (7,609)     759    (2,722)
Issuance of long-term debt                          15,000   48,000        --
Repayment of long-term debt                        (18,026) (15,853)   (3,278)
Issuance of share capital                              476       --        --
Net contribution by Magna                               --       --   244,458
------------------------------------------------------------------------------
                                                   (10,159)  32,906   238,458
------------------------------------------------------------------------------
Effect of exchange rate changes on cash and
 cash equivalents                                     (688)    (226)      (68)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents during the year                         7,236  (18,684)   38,218
Cash and cash equivalents, beginning of year        31,976   50,660    12,442
------------------------------------------------------------------------------
Cash and cash equivalents, end of year             $39,212  $31,976  $ 50,660
------------------------------------------------------------------------------

                             See accompanying notes

                          CONSOLIDATED BALANCE SHEETS

[U.S. dollars in thousands]

-----------------------------------------------------------------
                                                December 31,
                                             -------------------
                                       Note    2001       2000
-----------------------------------------------------------------
                             ASSETS
-----------------------------------------------------------------
Current assets:
 Cash and cash equivalents                   $  39,212  $ 31,976
 Restricted cash                                18,782    13,461
 Accounts receivable                            33,101    33,399
 Prepaid expenses and other                      5,162     7,984
-----------------------------------------------------------------
                                                96,257    86,820
-----------------------------------------------------------------
Real estate properties, net                3   542,006   536,181
-----------------------------------------------------------------
Fixed assets, net                          4    32,671    32,084
-----------------------------------------------------------------
Other assets, net                          5   179,665   117,561
-----------------------------------------------------------------
Future tax assets                          6     3,657     8,393
-----------------------------------------------------------------
                                             $ 854,256  $781,039
-----------------------------------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
Current liabilities:
 Bank indebtedness                           $      --  $  7,609
 Accounts payable                               46,036    39,433
 Accrued salaries and wages                      7,171     7,614
 Customer deposits                               2,181        --
 Other accrued liabilities                      17,418    14,140
 Income taxes payable                      6     1,312     1,111
 Long-term debt due within one year        7    18,133    12,754
 Deferred revenue                                5,531     3,660
-----------------------------------------------------------------
                                                97,782    86,321
-----------------------------------------------------------------
Long-term debt                             7    67,768    63,343
-----------------------------------------------------------------
Other long-term liabilities               14     2,576       234
-----------------------------------------------------------------
Future tax liabilities                     6   118,276    89,353
-----------------------------------------------------------------

Commitments and contingencies         12, 13

Shareholders' equity:
Class A Subordinate Voting Stock           8   157,633   100,770
Exchangeable Shares                        8    16,800    57,937
Class B Stock                              8   394,094   394,094
Contributed surplus                       12     7,290     1,352
Retained earnings (deficit)                     11,474    (1,990)
Accumulated comprehensive loss             9   (19,437)  (10,375)
-----------------------------------------------------------------
                                               567,854   541,788
-----------------------------------------------------------------
                                              $854,256  $781,039
-----------------------------------------------------------------

                             See accompanying notes

On behalf of the Board:

         /s/ J. Terrence Lanni                     /s/ Jim McAlpine
                Director                                Director

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

[U.S. dollars in thousands]
------------------------------------------------------------------------------------------------------------
                                        Class A
                                      Subordinate                                    Retained   Accumulated
                          Magna's Net   Voting    Exchangeable Class B   Contributed Earnings  Comprehensive
                          Investment     Stock       Shares     Stock      Surplus   (Deficit)     Loss
------------------------------------------------------------------------------------------------------------
Magna's net investment
 at December 31, 1998      $302,502    $     --     $    --    $     --    $   --     $    --    $     --
Activity for the three-
 months ended March 31,
 1999:
Net income                    9,325
Net distribution to
 Magna                       (5,542)
Other comprehensive loss     (5,045)
------------------------------------------------------------------------------------------------------------
Magna's net investment
 at March 31, 1999, the
 date at which the net
 investment was fixed       301,240
Activity for the seven-
 month period ended on
 the date of the
 Reorganization,
 November 5, 1999:
Net loss                     (6,956)
Cash contribution by
 Magna                      250,000
Other comprehensive loss     (1,011)
------------------------------------------------------------------------------------------------------------
Magna's net investment
 at November 5, 1999,
 prior to the
 Reorganization             543,273
Completion of the
 Reorganization as
 described in the
 principles of
 consolidation and
 resulting allocation to
 capital stock and net
 future tax liabilities
 of $3,818                 (543,273)                            539,455
------------------------------------------------------------------------------------------------------------
Magna's net investment
 at November 5, 1999,
 after completion of the
 Reorganization                  --                             539,455
Activity for the two-
 months ended December
 31, 1999:
Net loss                                                                               (2,431)
Other comprehensive loss                                                                           (1,437)
Conversion of Class B
 Stock to Exchangeable
 Shares                                             110,000    (110,000)
Issue of shares of Class
 A Subordinate Voting
 Stock for acquisitions                  11,500
------------------------------------------------------------------------------------------------------------
Balances at December 31,
 1999                            --      11,500     110,000     429,455                (2,431)     (1,437)
Activity for the year
 ended December 31,
 2000:
Net income                                                                                441
Net contribution by
 Magna                                                                      1,352
Other comprehensive loss                                                                           (8,938)
Conversion of Class B
 Stock to Class A
 Subordinate Voting
 Stock                                   35,361                 (35,361)
Issue of Class A
 Subordinate Voting
 Stock for an
 acquisition                              1,846
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock                            52,063     (52,063)
------------------------------------------------------------------------------------------------------------
Balances at December 31,
 2000                            --     100,770      57,937     394,094     1,352      (1,990)    (10,375)
Activity for the year
 ended December 31,
 2001:
Net income                                                                             13,464
Net contribution by
 Magna                                                                      5,938
Other comprehensive loss                                                                           (9,062)
Issue of Class A
 Subordinate Voting
 Stock for acquisitions                  15,250
Issue of Class A
 Subordinate Voting
 Stock under the Long-
 term Incentive Plan                        476
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock                            41,137     (41,137)
------------------------------------------------------------------------------------------------------------
Balances at December 31,
 2001                      $     --    $157,633     $16,800    $394,094    $7,290     $11,474    $(19,437)
------------------------------------------------------------------------------------------------------------

                             See accompanying notes

                             Magna Entertainment Corp.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   These consolidated financial statements have been prepared in U.S. dollars following United States generally accepted accounting principles ("U.S. GAAP"). These policies are also in conformity, in all material respects, with Canadian generally accepted accounting principles, except as described in Note 15 to these consolidated financial statements.

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

   The assets and liabilities reorganized under the Company include the following:

Racetrack Operations

..  All the outstanding capital stock of The Santa Anita Companies, Inc.
   ("SAC"). On December 10, 1998, SAC (formerly 234567 Development Inc., a wholly owned inactive subsidiary of Magna) acquired all of the outstanding capital stock of the Los Angeles Turf Club, Inc. ("LATC") which operates the Santa Anita Park racetrack in California. SAC also acquired 305 acres of related real estate.

..  All the outstanding capital stock of Gulfstream Park Racing Association,
   Inc. ("Gulfstream") from the date of acquisition, September 1, 1999. Gulfstream operates the Gulfstream Park racetrack, which is located on approximately 255 acres of land in the cities of Hallandale and Aventura, Florida.

.. All the outstanding capital stock of the Pacific Racing Association and Ladbroke Landholdings, Inc. ("Golden Gate") from the date of acquisition, December 10, 1999. Golden Gate operates the Golden Gate Fields racetrack, which is located on approximately 181 acres of land in the cities of Albany and Berkeley, California.

.. All the outstanding capital stock of Thistledown, Inc. ("Thistledown") and Remington Park, Inc. ("Remington") from the date of acquisition, November 12, 1999. These companies operate the Thistledown and Remington Park racetracks, which are located on approximately 120 acres of land in the city of North Randall, Ohio and 370 acres of land in the city of Oklahoma City, Oklahoma, respectively. The Remington Park property is leased under an agreement that extends through 2013, with options to renew for five 10-year periods.

..  The real estate assets of SLRD Thoroughbred Training Center, Inc. ("SLRD").
   SLRD, which operates a horse boarding and training center located near San Diego, California, owns approximately 202 acres of real estate.

Real Estate Operations

..  All the outstanding capital stock of Fontana Beteiligungs AG (formerly
   Magna Vierte Beteiligungs AG) ("FVB"). Effective January 1, 1999, the assets and liabilities of Magna Liegenschaftsverwaltungs GmbH ("MLV") were split into two companies. Under the split, all of the assets, liabilities, operations and employees of MLV were transferred to FVB except for two real estate properties and an equivalent amount of debt financing

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

   due to Magna. The two real estate properties not transferred to FVB were, from their original acquisition date by MLV, leased back to Magna on a triple net lease basis such that Magna was responsible for the operating costs related to the properties. The assets and operations of MLV transferred to FVB include a golf course and adjacent residential development in Oberwaltersdorf, Austria.

..  All the outstanding capital stock of MEC Projektentwicklungs AG (formerly
   Magna Projektentwicklungs AG) which owns all of the outstanding capital stock of MEC Grundstucksentwicklungs GmbH (formerly Magna
   Grundstucksentwicklungs GmbH) (collectively "MGE"). MGE's primary asset is a parcel of land held for development in Ebreichsdorf, Austria.

.. Land and improvements in Aurora, Ontario (the "Aurora lands") which are subject to a conditional sale agreement by Magna to the Company. The conditional sale agreement is subject to the successful severance of the affected properties.

.. Various other parcels of land and improvements (the "vacant land portfolio") and other non-automotive properties, including any incidental operations associated with such properties. One of these properties is subject to a conditional sale agreement.

..  Rights to acquire, from an affiliated company (see Note 12), approximately
   200 acres of land and improvements in Aurora, Ontario. An 18-hole golf course was subsequently constructed and a clubhouse is currently under construction on the property known as the Magna Golf Club.

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

   Income taxes for U.S. legal entities have been recorded based on a consolidated tax sharing agreement using the liability method of tax allocation. Income taxes with respect to the other components of the consolidated statements of operations and comprehensive income (loss) have been recorded at statutory rates based on income before income taxes as included in the consolidated statements of operations and comprehensive income
(loss) as though such components were separate tax paying entities. Given that the revenues and expenses of this latter component of the consolidated statements of operations and comprehensive income (loss) have been prepared on a carve out basis from Magna, the

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

resulting income taxes payable and deferred income tax assets and liabilities have been included in Magna's net investment, prior to November 5, 1999.

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

   As a result of the basis of presentation described above, the consolidated statements of operations and comprehensive income (loss) prior to the Reorganization may not necessarily be indicative of the revenues and expenses that would have resulted had the Company historically operated as a stand-alone entity.

Cash and Cash Equivalents

   Cash and cash equivalents include cash on account, demand deposits and short-term investments with original maturities of less than three months at acquisition and excludes restricted cash which represents segregated cash accounts held by the Company on behalf of others, primarily horse owners.

Impairment of Long-Lived Assets

   The Financial Accounting Standards Board Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, including real estate properties, fixed and other assets. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   For long-lived assets not available for sale, the Company assesses periodically whether there are indicators of impairment. If such indicators are present, the Company assesses the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based upon using discounted future cash flows, is charged to operations in the period in which such impairment is determined by management.

   When long-lived assets are identified by the Company as available for sale, if necessary, the carrying value is reduced to the estimated fair value less costs of disposal. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

Real Estate Properties

Revenue-Producing Racetrack Real Estate

   Revenue-producing racetrack real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

Excess Racetrack Real Estate

   Excess racetrack real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

Development Real Estate

   Development real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

Revenue-Producing Non-Racetrack Real Estate

   Revenue-producing non-racetrack real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

Non-Core Real Estate

   Non-core real estate includes properties available for sale and residential development real estate. Properties available for sale are valued at the lower of cost, which includes acquisition and development costs, and fair value less costs of disposal. The Company evaluates the lower of cost and fair value less costs of disposal whenever events or changes in circumstance indicate possible impairment. Residential development real estate is valued at cost which includes acquisition and construction costs. Construction costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to construction.

Fixed Assets

   Fixed assets are recorded at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the fixed assets as follows: machinery and equipment over 3 to 15 years and furniture and fixtures over 5 to 7 years.

   Government grants and tax credits received for capital expenditures are reflected as a reduction of the cost of the related asset.

Racing Licenses and Goodwill

   Racing licenses represent the value attributed to licenses to conduct race meets acquired through the Company's acquisition of racetracks. Goodwill represents the excess of the purchase price of a subsidiary company over the fair value of the underlying net identifiable assets arising on acquisition. Racing licenses and goodwill are amortized on a straight-line basis over 20 years.

Revenue Recognition

   The Company records operating revenues associated with horse racing on a daily basis, except for season admissions which are recorded ratably over the racing season. Wagering revenues are recognized gross of purses, stakes and awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "Purses, awards and other" in the accompanying statement of operations and comprehensive income (loss).

   Revenues from the sale of residential development inventory are recognized in two phases. First, revenue related to sale of land is recognized when the title to the land passes to the purchaser. The remaining revenue is recognized when the unit is constructed by the independent contractor and the collection of the sale proceeds is reasonably assured and all other significant conditions are met. Properties which have been sold, but for which these criteria have not been satisfied, are included in residential development real estate.

   Golf course annual membership fee revenues are recognized into revenue ratably over the applicable season. Non-refundable golf membership initiation fees are deferred and amortized over the expected membership life.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

Deferred Revenues

   Deferred revenues associated with racetrack operations consist primarily of prepaid box seats, admission tickets and parking, which are recognized into revenue ratably over the period of the related race meet.

Seasonality of Revenues

   The Company's racetrack business is seasonal in nature. The Company's racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. A disproportionate share of annual revenues and net earnings are earned in the first quarter of each year.

Advertising

   Costs incurred for producing advertising associated with horse racing are generally expensed when the advertising program commences. Costs incurred with respect to promotions for specific live race days are expensed on the applicable race day.

Foreign Exchange

   Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the year-end and revenues and expenses are translated at the average rate during the year. Exchange gains or losses on translation of the Company's net equity investment in these operations are deferred in Magna's net investment prior to November 5, 1999. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in comprehensive income (loss) in equity starting November 6, 1999. The appropriate amounts of exchange gains or losses included in accumulated comprehensive income (loss) are reflected in income when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

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

Stock-based Compensation

   The Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require companies to recognize an expense for stock-based awards based on their fair value at the date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

Earnings per Share

   Basic earnings per share is computed by dividing net income (loss) by the weighted average number of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method.

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

   In 2001, the Financial Accounting Standards Board issued Statements No. 141 ("SFAS 141"), Business Combinations and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. In addition, SFAS 141 provides new criteria to determine when an acquired intangible asset should be recognized separately from goodwill.

   SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning with fiscal years starting after December 15, 2001. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year.

   The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in its first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in income before income taxes of approximately $8.0 million per year. Although the Company will perform the required impairment tests on its intangible assets that meet the criteria for indefinite life, as of January 1, 2002, it has not yet determined the impact, if any, of this test on its consolidated financial statements.

   During 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 requires that legal obligations arising from the retirement of tangible long-lived assets, including obligations identified by a company upon acquisition and construction and during the operating life of a long-lived asset, be recorded and amortized over the asset's useful life using a systematic and rational allocation method. SFAS 143 is effective for fiscal years starting after June 15, 2001.

   Also during 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144, which supersedes Statement No. 121 ("SFAS 121"), is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides guidance on differentiating between assets held for sale, and assets held for disposal other than by sale. Consistent with SFAS 121, SFAS 144 continues to require the same approach for recognizing and measuring the impairment of assets to be held and used.

   Although the Company is currently reviewing SFAS 143 and SFAS 144, it has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

Reclassification

   Certain comparative figures have been reclassified to conform to the current year's method of presentation.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

2.BUSINESS ACQUISITIONS

   The following acquisitions were accounted for using the purchase method:

  [a] Acquisitions in the year ended December 31, 2001

  MEC Pennsylvania

  On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania, Inc. and Sport Broadcasting, Inc. (collectively the "Ladbroke Companies" or "MEC Pennsylvania") for a total purchase price, including transaction costs, of $46.6 million, net of cash acquired of $7.0 million. The total purchase price was satisfied by cash payments of $20.1 million, the issuance of two promissory notes totaling $13.25 million which bear interest at 6% with the first note in the amount of $6,625,000 maturing on the first anniversary of the closing date and the second note in the amount of $6,625,000 maturing on the second anniversary of the closing date and by the issuance of 3,178,297 shares of Class A Subordinate Voting Stock. The Ladbroke Companies include account wagering operations, The Meadows harness racetrack and four off-track betting facilities located around the Pittsburgh, Pennsylvania area.

  Multnomah Greyhound Park

  On October 26, 2001, the Company acquired all the outstanding capital stock of MKC Acquisition Co., operating as Multnomah Greyhound Park, for a total purchase price, including transaction costs, of $5.9 million, net of cash acquired of $0.3 million. Of the total purchase price, $3.9 million was paid in cash and the balance of $2.0 million through the issuance of 330,962 shares of Class A Subordinate Voting Stock. Multnomah Greyhound Park is located in Portland, Oregon and operates a greyhound dog racing and pari-mutuel horse wagering business.

   The purchase price of these 2001 acquisitions, which may be adjusted further, has been allocated to the assets and liabilities acquired as follows:

------------------------------------------------------------------------------
                                                            Multnomah
                                                   MEC      Greyhound
                                               Pennsylvania   Park     Total
------------------------------------------------------------------------------
Non-cash working capital deficit                 $ (6,514)   $ (292)  $(6,806)
Real estate properties and fixed assets            19,947       292    20,239
Other assets                                       60,587     9,602    70,189
Future taxes                                      (27,448)   (3,723)  (31,171)
------------------------------------------------------------------------------
Net assets acquired and total purchase price,
 net of cash acquired                            $ 46,572    $5,879   $52,451
------------------------------------------------------------------------------
The purchase consideration for these
 acquisitions is as follows:
Cash                                             $ 20,072    $3,879   $23,951
Issuance of two promissory notes                   13,250        --    13,250
Issuance of Class A Subordinate Voting Stock       13,250     2,000    15,250
------------------------------------------------------------------------------
                                                 $ 46,572    $5,879   $52,451
------------------------------------------------------------------------------

    [b] Acquisitions in the year ended December 31, 2000

  Great Lakes Downs

  On February 29, 2000, the Company completed the acquisition of Great Lakes Downs, Inc. ("Great Lakes Downs") for a total purchase price, including transaction costs, of $1.8 million, net of cash acquired of $0.08 million. The total purchase price of $1.8 million was satisfied by the issuance of 267,416 shares of Class A Subordinate Voting Stock. Great Lakes Downs, Inc. owns and operates the Great Lakes Downs racetrack, which is located on approximately 85 acres of land in the city of Muskegon, Michigan.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

  Bay Meadows

  On November 17, 2000, the Company completed the acquisition of Bay Meadows Operating Co., LLC and Bay Meadows Catering (collectively "Bay Meadows") for a total cash purchase price, including transaction costs, of $24.1 million, net of cash acquired of $0.09 million. Bay Meadows Operating Co., LLC operates the Bay Meadows racetrack, which is located in the city of San Mateo, California. The property on which the Bay Meadows racetrack is located is leased under an agreement that expires on the later of December 31, 2002 or the final date of any horse racing meet in progress on December 31, 2002, but in no event later than March 31, 2003.

   The purchase price of these 2000 acquisitions, has been allocated to the assets and liabilities acquired as follows:

-----------------------------------------------------------------------------
                                                    Great
                                                    Lakes     Bay
                                                    Downs   Meadows  Total
-----------------------------------------------------------------------------
Non-cash working capital (deficit)                 $(3,370) $   701 $ (2,669)
Real estate properties                               7,688       --    7,688
Fixed assets                                         2,399    1,587    3,986
Other assets                                         1,340   21,829   23,169
Debt due within one year                              (447)      --     (447)
Long-term debt                                      (5,840)      --   (5,840)
-----------------------------------------------------------------------------
Net assets acquired and total purchase price, net
 of cash acquired                                  $ 1,770  $24,117 $ 25,887
-----------------------------------------------------------------------------
The purchase consideration for these acquisitions
 is as follows:
Cash                                                                $ 24,117
Issuance of Class A Subordinate Voting Stock                           1,770
-----------------------------------------------------------------------------
                                                                    $ 25,887
-----------------------------------------------------------------------------

    [c] Acquisitions in the year ended December 31, 1999

  Gulfstream Park

  On September 1, 1999, the Company acquired all the outstanding capital stock of Gulfstream for a cash purchase price, including transaction costs, of $81.2 million, net of cash acquired of $8.0 million. Gulfstream operates the Gulfstream Park racetrack, which is located on approximately 255 acres of land in the cities of Hallandale and Aventura, Florida.

  Golden Gate Fields

  On December 10, 1999, the Company completed the acquisition of Golden Gate for a total purchase price, including transaction costs, of $83.4 million, net of cash acquired of $1.2 million. Of the total purchase price, $59.1 million was paid in cash, $7.0 million through the issuance of 1,012,195 shares of Class A Subordinate Voting Stock and the balance of $17.3 million, representing the discounted value of a promissory note payable, was satisfied by way of an interest-free promissory note payable, $10.0 million of which matures on the first anniversary of the date of closing and $5.0 million on each of the second and third anniversaries. Golden Gate operates the Golden Gate Fields racetrack, which is located on approximately 181 acres of land in the cities of Albany and Berkeley, California.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

  Thistledown and Remington Park

  On November 12, 1999, the Company completed the acquisitions of Thistledown and Remington for a total purchase price, including transaction costs, of $18.7 million, net of cash acquired of $5.8 million. Of the total purchase price, $14.2 million was paid in cash and the balance of $4.5 million through the issuance of 650,695 shares of Class A Subordinate Voting Stock. These companies operate the Thistledown and Remington Park racetracks, which are located on approximately 120 acres of land in the city of North Randall, Ohio and 370 acres of leased land in the city of Oklahoma City, Oklahoma, respectively. The Remington Park lease extends through 2013, with options to renew for five 10-year periods.

  San Luis Rey Downs

  In May 1999, the Company acquired the real estate assets of SLRD for cash consideration of $6.4 million. SLRD which operates a horse boarding and training center located in San Diego, California, owns approximately 202 acres of real estate.

   The purchase price of these 1999 acquisitions, has been allocated to the assets and liabilities acquired as follows:

-----------------------------------------------------------------------------
                                                Thistledown  San
                                       Golden       and      Luis
                            Gulfstream  Gate     Remington   Rey
                               Park    Fields      Park     Downs    Total
-----------------------------------------------------------------------------
Non-cash working capital
 deficit                     $(3,978)  $(4,372)   $(3,739)  $   -- $ (12,089)
Real estate properties        81,700    81,971     17,683    6,375   187,729
Fixed assets                   1,643     2,046        432       --     4,121
Other assets                  62,543    31,614      7,243       --   101,400
Debt due within one year      (6,800)       --         --       --    (6,800)
Future taxes                 (53,904)  (27,888)    (2,927)      --   (84,719)
-----------------------------------------------------------------------------
Net assets acquired and
 total purchase price, net
 of cash acquired            $81,204   $83,371    $18,692   $6,375 $ 189,642
-----------------------------------------------------------------------------
The purchase consideration
 for these acquisitions is
 as follows:
Cash                                                               $ 160,812
Long-term debt                                                        17,330
Issuance of Class A
 Subordinate Voting Stock                                             11,500
-----------------------------------------------------------------------------
                                                                   $ 189,642
-----------------------------------------------------------------------------

    [d] Pro-forma Impact

  If the acquisitions completed during the years ended December 31, 2001 and 2000 had occurred on January 1, 2000, the Company's unaudited pro-forma revenue would have been $548.0 million and $564.2 million for the years ended December 31, 2001 and 2000, respectively, and unaudited pro-forma net income would have been $13.6 million and $6.1 million for the years ended December 31, 2001 and 2000, respectively.

                           Magna Entertainment Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

3. REAL ESTATE PROPERTIES

Real estate properties consist of:

---------------------------------------------------------------------
                                                    December 31,
                                                    2001      2000
---------------------------------------------------------------------
Revenue-producing racetrack real estate
Cost
 Land and improvements                             143,446   136,792
 Buildings                                         155,256   131,592
 Construction in progress                            5,580    15,019
---------------------------------------------------------------------
                                                   304,282   283,403
Accumulated depreciation
 Buildings                                         (12,650)   (4,983)
---------------------------------------------------------------------
Revenue-producing racetrack real estate, net       291,632   278,420
---------------------------------------------------------------------
Excess racetrack real estate                        80,839    80,839
---------------------------------------------------------------------
Development real estate
Cost
 Land and improvements                              74,728    67,358
 Construction in progress                            3,549     1,195
---------------------------------------------------------------------
Development real estate, net                        78,277    68,553
---------------------------------------------------------------------
Revenue-producing non-racetrack real estate
Cost
 Land and improvements                              24,892    24,903
 Buildings                                          30,449    23,284
 Construction in progress                            1,444        --
---------------------------------------------------------------------
                                                    56,785    48,187
Accumulated depreciation
 Buildings                                          (3,974)   (3,402)
---------------------------------------------------------------------
Revenue-producing non-racetrack real estate, net    52,811    44,785
---------------------------------------------------------------------
Non-core real estate
 Land and improvements                              28,705    46,409
 Buildings                                          14,190    19,758
---------------------------------------------------------------------
                                                    42,895    66,167
Accumulated depreciation
 Buildings                                          (4,448)   (2,583)
---------------------------------------------------------------------
Non-core real estate, net                           38,447    63,584
---------------------------------------------------------------------
                                                  $542,006  $536,181
---------------------------------------------------------------------

The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

                           Magna Entertainment Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

4. FIXED ASSETS

Fixed assets consist of:

---------------------------------------------------------------------
                                                     December 31,
                                                    2001      2000
---------------------------------------------------------------------
Revenue-producing racetrack fixed assets
Cost
 Machinery and equipment                           $37,008  $ 34,571
 Furniture and fixtures                             10,785     6,591
---------------------------------------------------------------------
                                                    47,793    41,162
Accumulated depreciation
 Machinery and equipment                           (17,489)  (12,340)
 Furniture and fixtures                             (1,510)       --
---------------------------------------------------------------------
Revenue-producing racetrack fixed assets, net       28,794    28,822
---------------------------------------------------------------------
Revenue-producing non-racetrack fixed assets
Cost
 Machinery and equipment                           $ 2,232  $  2,585
 Furniture and fixtures                              4,481     3,143
---------------------------------------------------------------------
                                                     6,713     5,728
Accumulated depreciation
 Machinery and equipment                            (1,009)   (1,182)
 Furniture and fixtures                             (1,827)   (1,284)
---------------------------------------------------------------------
Revenue-producing non-racetrack fixed assets, net    3,877     3,262
---------------------------------------------------------------------
                                                   $32,671  $ 32,084
---------------------------------------------------------------------

5. OTHER ASSETS

Other assets consist of:

--------------------------------------------------
                                 December 31,
                                 2001      2000
--------------------------------------------------
Racing licenses
 Cost                          $184,550  $114,058
 Accumulated amortization       (14,195)   (6,199)
--------------------------------------------------
                                170,355   107,859
Mortgage receivable and other     8,574     8,927
Goodwill, net                       736       775
--------------------------------------------------
                               $179,665  $117,561
--------------------------------------------------

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

6.INCOME TAXES

  [a] The provision for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:

---------------------------------------------------------------
                                       Years ended December 31,
                                            2001    2000   1999
---------------------------------------------------------------
Expected provision:
Federal statutory income tax rate (35%)   $7,985  $  544 $  971
State income tax, net of federal benefit     571      84    234
Losses not benefited                         262     203  1,512
Foreign rate differentials                   546     242     96
Other                                        (15)     39     22
---------------------------------------------------------------
Income tax provision                      $9,349  $1,112 $2,835
---------------------------------------------------------------

   At December 31, 2001, the Company had United States federal and Austrian income tax loss carry-forwards totaling approximately $15.0 million. Of the $15.0 million in loss carry-forwards at December 31, 2001, $9.3 million have no expiration date and the remainder, which are not available until 2005, expire as follows:

----------------------------------------------------------------
Year:
----------------------------------------------------------------
2010                                                      $1,100
2016                                                       1,900
2017                                                         500
2018                                                       2,200
----------------------------------------------------------------
                                                          $5,700
----------------------------------------------------------------

  [b] The details of income (loss) before income taxes by jurisdiction are as follows:

----------------------------------------------------------------
                                        Years ended December 31,
                                            2001    2000    1999
----------------------------------------------------------------
United States                            $  (203) $ (605) $4,506
Foreign                                   23,016   2,158  (1,733)
----------------------------------------------------------------
                                         $22,813  $1,553  $2,773
----------------------------------------------------------------

  [c] The details of the income tax provision (benefit) are as follows:

----------------------------------------------------------------
                                        Years ended December 31,
                                            2001    2000    1999
----------------------------------------------------------------
Current provision
 United States                            $1,550  $   --  $2,178
 Foreign                                     717   3,160   1,952
----------------------------------------------------------------
                                           2,267   3,160   4,130
----------------------------------------------------------------
Future provision
 United States                              (531)   (323)   (345)
 Foreign                                   7,613  (1,725)   (950)
----------------------------------------------------------------
                                           7,082  (2,048) (1,295)
----------------------------------------------------------------
                                          $9,349  $1,112  $2,835
----------------------------------------------------------------

                           Magna Entertainment Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

  [d] Future income taxes have been provided on temporary differences, which consist of the following:

-----------------------------------------------------------------------------
                                                     Years ended December 31,
                                                       2001     2000    1999
-----------------------------------------------------------------------------
Tax deferral on sale of real estate                 $10,448  $    --  $   --
Amortization of purchase accounting fair value
 increments, not allowed for tax purposes           $(2,732) $(2,174) $ (522)
Tax gain in excess of book gain on disposal of real
 estate property                                     (2,382)    (751)   (640)
Tax gain on revaluation of foreign real estate           --       --    (310)
Tax benefit of loss carry-forwards                     (205)    (557) (1,512)
Utilization of loss carry-forwards                    1,200    1,231     177
Other                                                   761       --      --
Increase in valuation allowance                          (8)     203   1,512
-----------------------------------------------------------------------------
                                                    $ 7,082  $(2,048) $(1,295)
----------------------------------------------------------------------------

  [e] Future tax assets and liabilities at December 31, 2001 consist of the following temporary differences:

-----------------------------------------------------------------------------
                                                              December 31,
                                                             2001     2000
-----------------------------------------------------------------------------
Assets
Real estate properties tax value in excess of book value    $12,985  $17,800
Tax benefit of loss carryforwards
 Pre-acquisition                                              1,995    2,614
 Post-acquisition                                             3,626    2,936
-----------------------------------------------------------------------------
                                                             18,606   23,350
Valuation allowance
 Valuation allowance against tax benefit of loss
  carryforwards
  Pre-acquisition                                            (1,995)  (1,445)
  Post-acquisition                                           (2,960)  (2,582)
Valuation allowance against tax benefit of real estate
 properties in excess of book value                          (9,994) (10,930)
-----------------------------------------------------------------------------
Future tax assets                                           $ 3,657  $ 8,393
-----------------------------------------------------------------------------
Liabilities
 Real estate properties book basis in excess of tax basis  $ 52,892  $52,041
 Other assets book basis in excess of tax basis              56,497   34,690
 Other                                                        8,887    2,622
-----------------------------------------------------------------------------
 Future tax liabilities                                    $118,276  $89,353
-----------------------------------------------------------------------------

  [f] Income taxes paid in cash were $6.7 million for the year ended December
      31, 2001 (for the year ended December 31, 2000--$3.2 million; for the year ended December 31, 1999--$2.9 million).

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

7.DEBT AND COMMITMENTS

  [a] The Company's long-term debt consists of the following:

                                                                  December 31,
                                                                   2001    2000
--------------------------------------------------------------------------------
A term loan facility, bearing interest at LIBOR [London Inter-
 bank Overnight Rate] plus 2.2% per annum (4.325% at December
 31, 2001) with a maturity date of November 30, 2004, (extended during the year from November 30, 2002 to November 30, 2004)
 secured by a deed of trust against Santa Anita Park racetrack and related real estate. At December 31, 2001, the term loan is fully drawn and is repayable in monthly principal amounts of
 $350 thousand until maturity.                                   $59,850 $48,000

Non-interest bearing promissory note (imputed interest of
 8.675%), final installment of $5.0 million which matures in
 December 2002.                                                    4,599   8,833

Promissory note bearing interest at 6% per annum, payable in two equal installments of $6.625 million which mature in each of
 April 2002 and April 2003.                                       13,250      --

Bank term line of credit denominated in Euros, bearing interest at EURIBOR plus 0.625% per annum (4.147% at December 31,
 2001).The term line of credit is repayable in annual
 installments of $2.6 million (Euros 2.9 million) due in July of
 2002, 2003 and 2004. The Company has provided two first
 mortgages on real estate properties as security for this
 facility.                                                         7,695   8,192

Mortgages outstanding with various Austrian banks and local
 governments repaid in the year.                                      --   5,392

Mortgages payable to a United States commercial bank repaid in
 the year.                                                            --   4,877

Other loans to various subsidiaries from various banks, and city governments, including mortgage loans, equipment loans and a
 term loan, with interest rates ranging from 4% to 9%.               507     803
--------------------------------------------------------------------------------
                                                                  85,901  76,097
Less due within one year                                          18,133  12,754
--------------------------------------------------------------------------------
                                                                 $67,768 $63,343
--------------------------------------------------------------------------------

The Company is in compliance with all of its debt agreements and related covenants.

  [b] Future principal repayments on long-term debt at December 31, 2001 are as follows:

-------------------------------------------------------------------------------
2002                                                                    $18,133
2003                                                                     13,425
2004                                                                     54,054
2005                                                                         39
2006                                                                         39
Thereafter                                                                  211
-------------------------------------------------------------------------------
                                                                        $85,901
-------------------------------------------------------------------------------

  [c] At December 31, 2001, the Company has an unused and available operating line of credit of $10.0 million secured by a guarantee from SAC supported by a pledge of the stock of LATC.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

  [d] Interest expense and interest income include:

                                    December 31,
                                 2001     2000    1999
----------------------------------------------------------
Interest cost, gross
 External debt                  $ 8,893  $ 3,263  $ 1,308
 Magna debt                          --       --      701
----------------------------------------------------------
                                  8,893    3,263    2,009
Less: Interest capitalized        1,657       --      343
----------------------------------------------------------
Interest expense                $ 7,236  $ 3,263  $ 1,666
----------------------------------------------------------
Interest income
 External                       $(4,554) $(3,048) $  (271)
 Internal                            --       --   (2,315)
----------------------------------------------------------
                                $(4,554) $(3,048) $(2,586)
----------------------------------------------------------
Interest expense (income), net  $ 2,682  $   215  $  (920)
----------------------------------------------------------

Interest capitalized relates to real estate properties under development.

Interest paid in cash for the year ended December 31, 2001 was $7.4 million (for the year ended December 31, 2000 - $2.5 million; for the year ended December 31, 1999 - $2.5 million).

8.CAPITAL STOCK

  [a] The Company's authorized, issued and outstanding capital stock is as follows:

      Class A Subordinate Voting Stock with a par value of $0.01 per share [authorized - 310,000,000] have the following attributes:

      [i] Each share is entitled to one vote per share at all meetings of stockholders.
      [ii] Each share shall participate equally as to dividends with each share of Class B Stock and each Exchangeable Share.

      Class B Stock with a par value of $0.01 per share [authorized - 90,000,000] have the following attributes:

      [i] Each share is entitled to 20 votes per share at all meetings of stockholders.
      [ii] Each share shall participate equally as to dividends with each share of Class A Subordinate Voting Stock and each Exchangeable Share.
      [iii] Each share may be converted at any time into a fully-paid share of Class A Subordinate Voting Stock.

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

      Each Exchangeable Share may be exchanged by the holder for one share of Class A Subordinate Voting Stock of the Company. The Exchangeable Shares entitle holders to dividends and other rights economically

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

    equivalent to shares of the Company's Class A Subordinate Voting Stock and, through a Voting and Exchange Agreement between Magna, the Company and MEC Holdings (Canada) Inc., to vote at meetings of stockholders of the Company. The Board of Directors of MEC Holdings (Canada) Inc. has the right to redeem all of the outstanding Exchangeable Shares provided that written notice of this determination is provided 60 days in advance. The redemption price at such time will be satisfied by the delivery of one share of Class A Subordinate Voting Stock of the Company for each Exchangeable Share. The Exchangeable Shares, which have no par value [authorized - unlimited], have the following attributes:

    [i] Each share is entitled, by the holder thereof instructing Magna to exercise one vote attached to a share of the Company's Class A Subordinate Voting Stock or Class B Stock held by Magna, to one vote per share at all meetings of stockholders of the Company, but are non-voting with respect to MEC Holdings (Canada) Inc.
    [ii] Each share shall participate equally as to dividends with each share of Class A Subordinate Voting Stock and Class B Stock.
    [iii] Each share may be converted at any time into a fully-paid share of Class A Subordinate Voting Stock.

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

    [c] Changes in the Class A Subordinate Voting Stock, Class B Stock and
        Exchangeable Shares for the years ended December 31, 2001, 2000 and 1999 are shown in the following table (number of shares in this table are expressed in whole numbers and have not been rounded to the nearest thousand):

                               Class A
                          Subordinate Voting    Exchangeable
                                Stock              Shares            Class B Stock
                          ------------------ -------------------  ---------------------
                          Number of  Stated  Number of   Stated    Number of    Stated
                            shares    value    shares     value     shares      value
----------------------------------------------------------------------------------------
Issued and outstanding
 at December 31, 1998             --  $    --         --  $    --           --  $     --
Issued on completion of
 the Reorganization on
 November 5, 1999                 --       --         --       --   78,535,328   539,455
Conversion of Class B
 Stock to Exchangeable
 Shares                           --       -- 14,823,187  110,000  (14,823,187) (110,000)
Issued on acquisitions
 of subsidiaries           1,662,890   11,500         --       --           --        --
----------------------------------------------------------------------------------------
Issued and outstanding
 at December 31, 1999      1,662,890   11,500 14,823,187  110,000   63,712,141   429,455
Conversion of Class B
 Stock to Class A
 Subordinate Voting
 Stock                     5,246,085   35,361                       (5,246,085)  (35,361)
Issued on acquisition of
 subsidiary                  267,416    1,846
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock              7,015,756   52,063 (7,015,756) (52,063)
----------------------------------------------------------------------------------------
Issued and outstanding
 at December 31, 2000     14,192,147  100,770  7,807,431   57,937   58,466,056   394,094
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock              5,544,059   41,137 (5,544,059) (41,137)
Issued on acquisition of
 subsidiaries              3,509,259   15,250
Issued under the Long-
 term Incentive Plan          78,094      476
----------------------------------------------------------------------------------------
Issued and outstanding
 at December 31, 2001     23,323,559 $157,633  2,263,372  $16,800   58,466,056  $394,094
----------------------------------------------------------------------------------------

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

  [d] Basic and diluted earnings per share of Class A Subordinate Voting
      Stock, Exchangeable Shares or Class B Stock for the year ended December 31, 2001 have been calculated using 82,930,007 and 83,241,974 shares, respectively. Both amounts have been calculated using the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilution effect of options to purchase 311,967 shares.

      Basic and diluted earnings per share of Class A Subordinate Voting Stock, Exchangeable Shares or Class B Stock for the year ended December 31, 2000 have been calculated using 80,421,795 and 80,424,138 shares, respectively. Both amounts have been calculated using the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilution effect of options to purchase 2,343 shares.

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

      The following is a summary of the elements used in calculating basic and diluted earnings per share:

                                            Years ended December 31,
                                              2001    2000   1999
-------------------------------------------------------------------
Net income (loss)                            $13,464 $  441 $  (62)
-------------------------------------------------------------------
Weighted average shares outstanding           82,930 80,422 78,686
Net effect of dilutive stock options             312      2     --
-------------------------------------------------------------------
Diluted weighted average shares outstanding   83,242 80,424 78,686
-------------------------------------------------------------------
Earnings per Share:
 Basic                                       $  0.16 $ 0.01 $ 0.00
-------------------------------------------------------------------
 Diluted                                     $  0.16 $ 0.01 $ 0.00
-------------------------------------------------------------------

  [e] On November 15, 2001, the Company filed an amendment to its registration statement offering 20 million shares of Class A Subordinate Voting Stock for sale.

9. CURRENCY TRANSLATION ADJUSTMENT

   Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2001, the Company incurred unrealized currency translation losses of $9.1 million from the weakening of the Euro and the Canadian dollar against the U.S. dollar (an unrealized loss of $8.9 million for the year ended December 31, 2000; an unrealized loss of $7.5 million for the year ended December 31, 1999).

10.FINANCIAL INSTRUMENTS

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

    Cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable, income taxes payable, customer deposits and accrued liabilities

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

    The Company, in the normal course of business, settles wagers for other racetracks and is thereby exposed to credit risk. However, receivables are generally not a significant portion of the Company's total assets and are comprised of a large number of accounts.

  [c] Interest Rate Risk

    The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities and its current levels of long-term debt balances.

11.SEGMENT INFORMATION

Operating Segments

   The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racetrack and real estate operations. The racetrack segment includes the operation of eight thoroughbred racetracks, a standardbred racetrack, a greyhound track and a horse boarding and training center. In addition, the racetrack segment includes off-track betting ("OTB") facilities and a national account wagering business. The real estate segment includes the operation of two golf courses and related facilities, a residential housing development adjacent to our golf course located in Austria and other real estate holdings.

   The accounting policies of each segment are the same as those described in
Note 1 to these consolidated financial statements. The following summary presents key information by operating segment.

                                          Year ended December 31, 2001
------------------------------------------------------------------------
                                         Racetrack  Real Estate
                                         Operations Operations   Total
------------------------------------------------------------------------
Revenues                                  $459,411    $59,650   $519,061
------------------------------------------------------------------------
Income before income taxes                   1,308     21,505     22,813
------------------------------------------------------------------------
Real estate properties and fixed asset
 additions                                  24,343     14,519     38,862
------------------------------------------------------------------------
Real estate properties, fixed and other
 assets, net                               611,798    142,544    754,342
Current assets                                                    96,257
Future tax assets                                                  3,657
------------------------------------------------------------------------
Total assets                                                    $854,256
------------------------------------------------------------------------

                           Magna Entertainment Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

                                          Year ended December 31, 2000
------------------------------------------------------------------------
                                         Racetrack  Real Estate
                                         Operations Operations   Total
------------------------------------------------------------------------
Revenues                                  $355,249    $58,314   $413,563
------------------------------------------------------------------------
Income (loss) before income taxes           (3,863)     5,416      1,553
------------------------------------------------------------------------
Real estate properties and fixed asset
 additions                                  46,128      7,900     54,028
------------------------------------------------------------------------
Real estate properties, fixed and other
 assets, net                               522,096    163,730    685,826
Current assets                                                    86,820
Future tax assets                                                  8,393
------------------------------------------------------------------------
Total assets                                                    $781,039
------------------------------------------------------------------------

                                          Year ended December 31, 1999
------------------------------------------------------------------------
                                         Racetrack  Real Estate
                                         Operations Operations   Total
------------------------------------------------------------------------
Revenues                                  $164,946    $21,914   $186,860
------------------------------------------------------------------------
Income (loss) before income taxes            5,418     (2,645)     2,773
------------------------------------------------------------------------
Real estate properties and fixed asset
 additions                                  48,199      8,248     56,447
------------------------------------------------------------------------
Real estate properties, fixed and other
 assets, net                               463,032    202,724    665,756
Current assets                                                    88,230
Future tax assets                                                  6,367
------------------------------------------------------------------------
Total assets                                                    $760,353
------------------------------------------------------------------------

Geographic Segments

Revenues by geographic segment of the Company are as follows:

------------------------------------------------------------------------
                                                Years ended December 31,
                                                  2001     2000     1999
------------------------------------------------------------------------
United States                                $ 463,958 $362,749 $167,262
Canada                                           3,393   24,545       --
Europe                                          51,710   26,269   19,598
------------------------------------------------------------------------
                                             $ 519,061 $413,563 $186,860
------------------------------------------------------------------------

Real estate properties, fixed and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

------------------------------------------------------------------------
                                                Years ended December 31,
                                                  2001     2000     1999
------------------------------------------------------------------------
United States                                $ 629,029 $539,047 $483,117
Canada                                          59,201   58,967   75,070
Europe                                          66,112   87,812  107,569
------------------------------------------------------------------------
                                             $ 754,342 $685,826 $665,756
------------------------------------------------------------------------

12.TRANSACTIONS WITH RELATED PARTIES

  [a] During the year ended December 31, 2001, the Company sold two non-core real estate properties located in Milton, Ontario to Magna for total proceeds of approximately $12.4 million. The gain on the sale of the properties of approximately $6.0 million, net of tax, is reported as a contribution to equity.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

  [b] During the year ended December 31, 2001, the Company entered into an access agreement with Magna for its use of the golf course and the clubhouse meeting, dining and other facilities in Aurora, Ontario. The agreement, which expires on December 31, 2003, stipulates an annual fee of $3.1 million (Cdn $5.0 million). During the year ended December 31, 2001, $2.7 million has been recognized in revenue related to this agreement.

  [c] Properties under and held for development includes $17.4 million which represents the book value of the Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $17.4 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

  [d] Properties available for sale includes $2.5 million, which represents the book value of vacant land, transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected property. If severance is not obtained within a specified period such that Magna retains ownership of the property, Magna must return $2.5 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

  [e] During the year ended December 31, 2000, the Company completed the purchase from a company associated with members of the family of Mr. F. Stronach, the Chairman of the Board and a Director of the Company and the Chairman of the Board of Magna, and Mr. A. Stronach, the Vice-President, Corporate Development and a Director of the Company, approximately 200 acres of land and improvements in Aurora, Ontario for a purchase price of approximately $11.0 million. This land is adjacent to land currently owned by Magna and other land subject to a conditional sale agreement between Magna and the Company. The purchase agreement for the land was originally entered into by Magna during the five-month period ended December 31, 1998, following review and approval by the unrelated members of the Magna Board of Directors. The purchase was completed in October 2000 after the satisfaction of certain conditions, including the registration of a Plan of Subdivision following the approval of the relevant government authorities. The rights to acquire this land and improvements, as well as golf course construction in progress funded by Magna, were transferred to the Company as part of the Reorganization.

  [f] During the year ended December 31, 2000, the Company sold to a company associated with members of the family of Mr. F. Stronach and Mr. A. Stronach approximately three acres of land in Aurora, Ontario for a sale price of approximately $0.2 million.

  [g] During the year ended December 31, 2000, the Company sold to Magna approximately 24.5 acres of land in Vaughan, Ontario for a sale price of approximately $5.8 million. The gain on the sale of the property of approximately $1.4 million is reported, net of tax, as a contribution to equity.

  [h] The Company had granted a limited term option to Magna to reacquire a real estate property for a fixed price equal to its book value of 50 million Austrian Schillings ($3.7 million). This option was exercised during 2000.

  [i] Effective March 1, 1999, the Company began charging Magna an access fee for its use of the golf course and related facilities in Oberwaltersdorf, Austria. The agreement, which expires on March 1, 2004, stipulates a yearly fee amounting to $2.2 million (Euros 2.5 million). During the years ended December 31, 2001, 2000 and 1999, $2.2 million, $2.3 million and $2.6 million, respectively, has been recognized in revenue related to this fee.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

      The Company has granted Magna a right of first refusal to purchase the Company's two golf courses.

  [j] One of the Company's subsidiaries has been named as a defendant in a class action brought in a United States District Court by various plaintiffs. The plaintiffs in this action claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II and certain property right claims. As a result of the Reorganization, the Company acquired the shares of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of these class action claims. An Austrian subsidiary of Magna has agreed to indemnify such subsidiary for any damages or expenses associated with this case.

  [k] A subsidiary of Magna has agreed to indemnify the Company in respect of environmental remediation costs and expenses relating to existing conditions at certain of the Company's Austrian real estate properties.

13. COMMITMENTS AND CONTINGENCIES

  [a] The Company generates a substantial amount of its revenues from wagering activities and, therefore, it is subject to the risks inherent in the ownership and operation of a racetrack. These include, among others, the risks normally associated with changes in the general economic climate, trends in the gaming industry, including competition from other gaming institutions and state lottery commissions and changes in tax laws and gaming laws.

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

  [c] The Company is currently considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"). Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand, turf club and annex. The aggregate carrying value at December 31, 2001 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $23.0 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

  [d] The Company has issued letters of credit to guarantee various construction projects related to activity of its subsidiaries. These letters of credit amount to $4.5 million with expiration dates ranging from 2002 through 2003.

  [e] At December 31, 2001, the Company had commitments under operating leases requiring annual rental payments for the years ending December 31 as follows:

    ---------------------------------------------------------------
     2002                                                    $3,800
     2003                                                     2,799
     2004                                                     1,627
     2005                                                     1,050
     2006                                                       545
    ---------------------------------------------------------------
                                                             $9,821
    ---------------------------------------------------------------

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

      For the year ended December 31, 2001, payments under operating leases amounted to approximately $3.2 million (for the year ended December 31, 2000 - $3.0 million; for the year ended December 31, 1999 - $0.8 million).

      The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. Under the lease agreement, the Company made an initial payment of $4 million that is being amortized over the initial lease term. In addition to the initial payment, the Company is obligated to pay additional rent based on minimum annual rental payments ranging from $111 thousand to $133 thousand and one-half of one percent of the wagers made at the track in excess of $187 million during the racing season.

  [f] Contractual commitments outstanding at December 31, 2001, which related to a land purchase, construction and development projects, amounted to approximately $5.3 million.

14. OTHER LONG-TERM LIABILITIES

Other long-term liabilities is comprised as follows:

----------------------------------------------------------------
                                                    December 31,
                                                       2001 2000
----------------------------------------------------------------
Deferred revenue                                    $2,494  $ --
Pension liability                                       82   234
----------------------------------------------------------------
                                                      2,576  234
----------------------------------------------------------------

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

   The net periodic pension cost of the Company for the years ended December 31, 2001, 2000 and 1999 included the following components:

                                                Years ended
                                                December 31,
                                               2001  2000  1999
----------------------------------------------------------------
Components of net periodic pension cost:
Service cost                                   $361   196   392
Interest cost on projected benefit obligation   556   588   573
Actual return on plan assets                   (262) (922) (942)
Net amortization and deferral                  (331)  348   485
----------------------------------------------------------------
Net periodic pension cost                      $324  $210  $508
----------------------------------------------------------------

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan.

                                               Years ended December 31,
                                                  2001    2000    1999
-----------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at beginning of year        $9,198  $8,669  $8,668
 Service cost                                      361     196     392
 Interest cost                                     556     588     573
 Benefits paid                                    (582)   (537)   (508)
 Actuarial losses (gains)                        1,257     282    (456)
-----------------------------------------------------------------------
Benefit obligation at end of year               10,790   9,198   8,669
-----------------------------------------------------------------------
Change in plan assets:
 Fair value of plan assets at beginning of year  9,142   8,287   7,351
 Actual return on plan assets                      262     922     942
 Company contributions                             476     470     502
 Benefits paid                                    (582)   (537)   (508)
-----------------------------------------------------------------------
Fair value of plan assets at end of year         9,298   9,142   8,287
-----------------------------------------------------------------------
Funded status of plan (underfunded)             (1,492)    (56)   (382)
Unrecognized net gain (loss)                     1,410    (178)   (112)
-----------------------------------------------------------------------
Net pension liability                           $  (82) $ (234) $ (494)
-----------------------------------------------------------------------

Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                   Years ended December 31,
                                                          2001  2000  1999
---------------------------------------------------------------------------
Weighted average discount rate                            6.25%  7.0%  7.0%
Weighted average rate of increase in compensation levels   5.0%  5.0%  5.0%
Expected long-term rate of return                          7.5%  8.0%  8.0%

   The measurement date and related assumptions for the funded status of the Company's retirement income plan are as of the end of the year.

   The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $2.5 million, $3.8 million and $4.8 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

   The Company offers various 401(k) plans (the "Plans") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the Plans. Discretionary matching contributions are determined each year by the Company. The Company contributed to the Plans $0.4 million in the year ended December 31, 2001, $0.3 million in the year ended December 31, 2000 and approximately $0.2 million in 1999 from the dates of acquisition through December 31, 1999.

Long-term Incentive Plan

   The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 8.0 million shares can be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.5 million are available for issuance pursuant to any other type of award under the Plan.

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

   The Company grants stock options to certain directors, officers and key employees to purchase shares of the Company's Class A Subordinate Voting Stock. All of such stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation in the events specified in the stock option agreements entered into by the Company with each recipient of options. Also during 2001, the Company issued 63,094 shares as bonus stock pursuant to the Plan.

lInformation with respect to shares under option is as follows:

                              Shares Subject      Weighted Average
                                 to Option         Exercise Price
                             ---------------      ----------------
                                 2001       2000      2001    2000
------------------------------------------------------------------
Balance, Beginning of Year  3,821,666         --  $   6.31 $    --
Granted                     1,250,000  4,665,000      5.17    6.39
Exercised                     (15,000)        --      4.90      --
Forfeited                    (603,333)  (843,334)     6.33    6.73
------------------------------------------------------------------
Balance, End of Year        4,453,333  3,821,666      5.99    6.31
------------------------------------------------------------------

Information regarding stock options outstanding is as follows:

-------------------------------------------------------------------------------
                                              Options             Options
                                            Outstanding         Exercisable
                                            -----------        ------------
                                             2001      2000      2001      2000
-------------------------------------------------------------------------------
Number                                  4,453,333 3,821,666 2,475,571 1,451,000
Weighted average exercise price         $    5.99 $    6.31 $    6.20 $    6.41
Weighted average remaining contractual
 life (years)                                 7.6       8.4       7.1       7.5

   Pro-forma information regarding net income and earnings per share is required by the Financial Accounting Standard Board Statement No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation and has been determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The average fair values of the stock option grants were $2.90. The fair value of stock option grants was estimated at the date of grant using the following assumptions:

Risk free interest rates                                              4.5%
Dividend yields                                                         0%
Volatility factors of expected market price of Class A Subordinate
 Voting Stock                                                       0.542
Weighted average expected life (years)                               4.28

   The Black - Scholes option valuation model was developed for use in estimating the fair value of traded options that require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

   The Company's SFAS 123 pro-forma net income and the related per share amounts for 2001 are as follows:

Net income, as reported                                            $13,464
Pro-forma stock compensation expense                                (2,815)
--------------------------------------------------------------------------
Pro-forma net income                                               $10,649
--------------------------------------------------------------------------
Pro-forma earnings per share                                       $  0.13
--------------------------------------------------------------------------

                           Magna Entertainment Corp.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share amounts)

   For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

15. CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

   The Company's accounting policies as reflected in these consolidated financial statements do not materially differ from Canadian generally accepted accounting principles ("Canadian GAAP") except for:

  a) Under Canadian GAAP, sale of land to a related party that owns less than 80% of the vendors share capital is considered an income item rather than a contribution to equity as considered under U.S. GAAP.

  b) Under Canadian GAAP there is no requirement to disclose comprehensive income (loss).

   The following table presents net income (loss) and earnings per share information following Canadian GAAP:

                                        Years ended December 31,
                                             2001   2000  1999
---------------------------------------------------------------
Net Income (loss) under U.S. GAAP         $13,464 $  441 $ (62)
Adjustments [net of related tax effects]
Gain on sale of land to Magna (a)           5,938  1,352    --
---------------------------------------------------------------
Net income (loss) under Canadian GAAP     $19,402 $1,793 $ (62)
---------------------------------------------------------------
Earnings per share:
 Basic                                    $  0.23 $ 0.02 $0.00
---------------------------------------------------------------
 Diluted                                  $  0.23 $ 0.02 $0.00
---------------------------------------------------------------

Quarterly Information
(unaudited)

For the year ended
December 31, 2001           March 31 June 30  September 30 December 31  Total
-------------------------------------------------------------------------------
Revenue                     $244,526 $113,192   $65,832      $95,511   $519,061
Earnings (loss) before
 interest, income taxes,
 depreciation and
 amortization ("EBITDA")      44,622   11,019    (2,825)      (1,127)    51,689
EBITDA before gains on the
 sale of real estate          32,564    6,025    (2,862)      (4,467)    31,260
Net income (loss)             22,468    2,237    (6,227)      (5,014)    13,464
Diluted earnings (loss)
 per share                      0.28     0.03     (0.07)       (0.06)      0.16
-------------------------------------------------------------------------------

For the year ended
December 31, 2000           March 31 June 30  September 30 December 31  Total
-------------------------------------------------------------------------------
Revenue                     $186,468 $102,344   $50,213      $74,538   $413,563
EBITDA                        26,434    9,132    (4,063)      (9,674)    21,829
EBITDA before gains on the
 sale of real estate          26,434    6,777    (7,759)     (10,597)    14,855
Net income (loss)             11,980    2,752    (5,110)      (9,181)       441
Diluted earnings (loss)
 per share                      0.15     0.03     (0.06)       (0.11)      0.01
-------------------------------------------------------------------------------

For the year ended
December 31, 1999         March 31 June 30   September 30 December 31  Total
-------------------------------------------------------------------------------
Revenue                   $ 97,865 $ 34,712    $10,419      $43,864   $186,860
EBITDA                      18,096      583     (6,346)      (2,556)     9,777
EBITDA before gains on
 the sale of real estate    18,096      583     (6,346)      (3,184)     9,149
Net income (loss)            9,325   (1,235)    (5,090)      (3,062)       (62)
Diluted earnings (loss)
 per share                    0.12    (0.02)     (0.06)       (0.04)      0.00
-------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
[Amounts in thousands, U.S. dollars]

                                          Initial Costs to       Costs Capitalized
                                              Company        Subsequent to Acquisition      Foreign Exchange Impact
                                        -------------------- ------------------------------ ----------------------------
                                                Building and                Building and                  Building and
 Description                Encumbrance  Land   Improvements   Land         Improvements      Land        Improvements
 -----------                ----------- ------- ------------ ------------  ---------------- -----------  ---------------
 RACETRACK OPERATIONS
 Racing Facilities
  Santa Anita Park
   (Arcadia, California,
   U.S.A.)                    59,850     25,072    43,277           5,114           38,700           --             --
  Gulfstream Park
   (Hallandale, Florida,
   U.S.A.)                        --     46,344    20,264             757           (2,221)          --             --
  Golden Gate Fields
   (Albany, California,
   U.S.A.)                        --     56,986    11,128             672            7,080           --             --
  Thistledown (North
   Randall, Ohio, U.S.A.)         --      1,062     8,114             180              146           --             --
  Remington Park
   (Oklahoma City,
   Oklahoma, U.S.A.)              --      1,851     5,302           2,627            1,532           --             --
  Great Lakes Downs
   (Muskegon, Michigan,
   U.S.A.)                        --      3,997     3,691              --            3,470           --             --
  Bay Meadows (San Mateo,
   California, U.S.A.)            --         --        --              --               24           --             --
  MEC Pennsylvania
   (Pittsburg,
   Pennsylvania, U.S.A.)          --      6,448    12,672              --               45           --             --
  MEC Oregon Racing Inc.
   (Portland, Oregon, U.S.A.)     --         --        --              --              448           --             --
  EquiTech Racing Systems
   Inc. (Dublin,
   California, U.S.A.)            --         --        --              --               14           --             --
  SLRD (San Diego,
   California, U.S.A.)            --      3,845     2,500             487              192           --             --
 Land held for
  development
  Santa Anita Park
   (Arcadia, California,
   U.S.A.)                        --     52,500        --              --              281           --             --
  Gulfstream Park
   (Hallandale, Florida,
   U.S.A.)                        --     14,201        --              --               --           --             --
  Golden Gate Fields
   (Albany, California,
   U.S.A.)                        --     13,857        --              --               --           --             --
  Dixon Downs (Dixon,
   California, U.S.A.)            --      6,584        --              --               --           --             --
  GPRA Training Centre
   (Boynton, Florida,
   U.S.A.)                        --     22,940        --           3,105               --           --             --
 REAL ESTASTE OPERATIONS
 Golf Course Facilities
  Niederoesterreich,
   Austria                        --      3,721        --           8,902           20,203       (1,964)        (7,940)
  Ontario, Canada                 --     11,008        --          12,870            9,593       (1,158)          (101)
 Land
  Ontario, Canada                 --     12,912        --           7,410               --       (2,895)            --
  Ontario, Canada                 --        986        --             124               --         (110)            --
  Ontario, Canada                 --        377        --               4               --          (55)            --
  Ontario, Canada                 --      2,559        --             198               --         (383)            --
  Ontario, Canada                 --      1,669        --             241               --         (276)            --
  Ontario, Canada                 --         14        --              15               --           (2)            --
  Kentucky, U.S.A.                --      2,847        --              75               --           --             --
  Michigan, U.S.A.                --      1,161        --             170               --           --             --
  Michigan, U.S.A.                --      2,782        --            (234)              --           --             --
  Florida, U.S.A.                 --      1,918        --             308               --           --             --
  New York, U.S.A.                --        725        --           1,870               --           --             --
  Niederoesterreich,
   Austria                        --      7,099        --             534               --       (2,082)            --
  Niederoesterreich,
   Austria                        --     21,449        --           6,413               --       (6,736)            --
 Commercial/Industrial
  Properties
  Colorado, U.S.A.                --         --       405              --                7           --             --
  Oberoesterreich,
   Austria                        --      3,376     8,193           1,541            4,124         (613)        (1,564)
 Residential Properies
  Ontario, Canada                 --         70       112               6               21           (8)           (13)
  Colorado, U.S.A.                --         --     3,208             127              168           --             --
  Niederoesterreich,
   Austria                        --         18        30              --               36           (4)            (5)
  Niederoesterreich,
   Austria                        --         --        --           3,222            8,716         (464)        (1,631)
 Other                            --         41         1              (7)              (4)          (2)            --
                              ------    -------   -------    ------------     ------------  -----------    -----------
                              59,850    330,419   118,897          56,731           92,575      (16,752)       (11,254)
                              ======    =======   =======    ============     ============  ===========    ===========

                               Gross Amount at which
                             Carried at Close of Period
                            ----------------------------
                                     Buildings
                                        and              Accumulated    Date of
 Description                 Land   Improvements  Total  Depreciation Construction
 -----------                ------- ------------ ------- ------------ ------------
 RACETRACK OPERATIONS
 Racing Facilities
  Santa Anita Park
   (Arcadia, California,
   U.S.A.)                   30,186    81,977    112,163    11,802          n/a
  Gulfstream Park
   (Hallandale, Florida,
   U.S.A.)                   47,101    18,043     65,144       296          n/a
  Golden Gate Fields
   (Albany, California,
   U.S.A.)                   57,658    18,208     75,866     2,773          n/a
  Thistledown (North
   Randall, Ohio, U.S.A.)     1,242     8,260      9,502     2,647          n/a
  Remington Park
   (Oklahoma City,
   Oklahoma, U.S.A.)          4,478     6,834     11,312     1,165          n/a
  Great Lakes Downs
   (Muskegon, Michigan,
   U.S.A.)                    3,997     7,161     11,158       431          n/a
  Bay Meadows (San Mateo,
   California, U.S.A.)           --        24         24         4          n/a
  MEC Pennsylvania
   (Meadows,
   Pennsylvania)              6,448    12,717     19,165       748          n/a
  MEC Oregon Racing Inc.
   (Portland, Oregon)            --       448        448        55          n/a
  EquiTech Racing Systems
   Inc. (Dublin,
   California, U.S.A.)           --        14         14        --          n/a
  SLRD (San Diego,
   California, U.S.A.)        4,332     2,692      7,024       268          n/a
 Land held for
  development
  Santa Anita Park
   (Arcadia, California,
   U.S.A.)                   52,500       281     52,781        --          n/a
  Gulfstream Park
   (Hallandale, Florida,
   U.S.A.)                   14,201        --     14,201        --          n/a
  Golden Gate Fields
   (Albany, California,
   U.S.A.)                   13,857        --     13,857        --          n/a
  Dixon Downs (Dixon,
   California, U.S.A.)        6,584        --      6,584        --          n/a
  GPRA Training Centre
   (Boynton, Florida,
   U.S.A.)                   26,045        --     26,045        --          n/a
 REAL ESTASTE OPERATIONS
 Golf Course Facilities
  Niederoesterreich,
   Austria                   10,659    12,263     22,922     3,814         1996
  Ontario, Canada            22,720     9,492     32,212        11      Ongoing
 Land
  Ontario, Canada            17,427        --     17,427        --          n/a
  Ontario, Canada             1,000        --      1,000        --          n/a
  Ontario, Canada               326        --        326        --          n/a
  Ontario, Canada             2,374        --      2,374        --          n/a
  Ontario, Canada             1,634        --      1,634        --          n/a
  Ontario, Canada                27        --         27        --          n/a
  Kentucky, U.S.A.            2,922        --      2,922        --          n/a
  Michigan, U.S.A.            1,331        --      1,331        --          n/a
  Michigan, U.S.A.            2,548        --      2,548        --          n/a
  Florida, U.S.A.             2,226        --      2,226        --          n/a
  New York, U.S.A.            2,595        --      2,595        --          n/a
  Niederoesterreich,
   Austria                    5,551        --      5,551        --          n/a
  Niederoesterreich,
   Austria                   21,126        --     21,126        --          n/a
 Commercial/Industrial
  properties
  Colorado, U.S.A.               --       412        412       141          n/a
  Oberoesterreich,
   Austria                    4,304    10,753     15,057     4,413          n/a
 Residential properies
  Ontario, Canada                68       120        188        --          n/a
  Colorado, U.S.A.              127     3,376      3,503        --          n/a
  Niederoesterreich,
   Austria                       14        61         75        35          n/a
  Niederoesterreich,
   Austria                    2,758     7,085      9,843        --      Ongoing
 Other                           32        (3)        29         7
                            -------   -------    -------    ------
                            370,398   200,218    570,616    28,610
                            =======   =======    =======    ======

                                                                 Life on which
                                                                Depreciation in
                                                                Lastest income
                                                        Date     statement is
 Description                                          Acquired     Computed
 -----------                                          --------- ---------------
 RACETRACK OPERATIONS
 Racing Facilities
  Santa Anita Park (Arcadia, California, U.S.A.)        1998       40 years
  Gulfstream Park (Hallandale, Florida, U.S.A.)         1999       40 years
  Golden Gate Fields (Albany, California, U.S.A.)       1999       40 years
  Thistledown (North Randall, Ohio, U.S.A.)             1999       40 years
  Remington Park (Oklahoma City, Oklahoma, U.S.A.)      1999       40 years
  Great Lakes Downs (Muskegon, Michigan, U.S.A.)        2000       40 years
  Bay Meadows (San Mateo, California, U.S.A.)           2000       40 years
  MEC Pennsylvania (Meadows, Pennsylvania)              2001       40 years
  MEC Oregon Racing Inc. (Portland, Oregon)             2001       40 years
  EquiTech Racing Systems Inc. (Dublin, California,
   U.S.A.)                                              2001       40 years
  SLRD (San Diego, California, U.S.A.)                  1999       40 years
 Land held for development
  Santa Anita Park (Arcadia, California, U.S.A.)        1998          n/a
  Gulfstream Park (Hallandale, Florida, U.S.A.)         1999          n/a
  Golden Gate Fields (Albany, California, U.S.A.)       1999          n/a
  Dixon Downs (Dixon, California, U.S.A.)               2001          n/a
  GPRA Training Centre (Boynton, Florida, U.S.A.)       2000          n/a
 REAL ESTASTE OPERATIONS
 Golf Course Facilities
  Niederoesterreich, Austria                            1994       25 years
  Ontario, Canada                                       1998          n/a
 Land
  Ontario, Canada                                       1997          n/a
  Ontario, Canada                                       1997          n/a
  Ontario, Canada                                       1985          n/a
  Ontario, Canada                                       1997          n/a
  Ontario, Canada                                       1987          n/a
  Ontario, Canada                                                     n/a
  Kentucky, U.S.A.                                      1997          n/a
  Michigan, U.S.A.                                      1996          n/a
  Michigan, U.S.A.                                      1996          n/a
  Florida, U.S.A.                                       1994          n/a
  New York, U.S.A.                                      1998          n/a
  Niederoesterreich, Austria                            1994          n/a
  Niederoesterreich, Austria                            1996          n/a
 Commercial/Industrial properties
  Colorado, U.S.A.                                      1992          n/a
  Oberoesterreich, Austria                              1998          n/a
 Residential properies
  Ontario, Canada                                       1998          n/a
  Colorado, U.S.A.                                      1995          n/a
  Niederoesterreich, Austria                            1998       23 years
  Niederoesterreich, Austria                            1994          n/a
 Other

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.
                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

   Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management--Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," which Proxy Statement will be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

   Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board -- Directors' Compensation", "The Board of Directors and Committees of the Board -- Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement will be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Security Ownership", which Proxy Statement will be filed with the Securities and Exchange Commission.


Item 13.  Certain Relationships and Related Transactions

   Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "The Board of Directors and Committees of the Board -- Certain Relationships and Related Transactions", which Proxy Statement will be filed with the Securities and Exchange Commission.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedule

   The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2001 are included in Part II,
Item 8 of this Report:

  Report of the Independent Auditors
  Consolidated Statements of Operations and Comprehensive Income (Loss) Consolidated Statements of Cash Flows
  Consolidated Balance Sheets
  Consolidated Statements of Changes in Shareholders' Equity
  Notes to the Consolidated Financial Statements
  Schedule III--Real Estate and Accumulated Depreciation

(b)  Reports on Form 8-K

   We filed the following reports with the SEC on Form 8-K during the quarter ended December 31, 2001:

   On October 31, 2001, we filed a current report on Form 8-K reporting the issuance of a press release on October 26, 2001 in which we announced that we had filed with the Securities and Exchange Commission an amendment to our registration statement and that we would shortly file a preliminary short form prospectus with the securities commissions of each province of Canada for a public offering of 20 million shares of our Class A Subordinate Voting Stock. The offering contemplates an over-allotment option allowing the underwriters to purchase up to an additional 3 million shares of our Class A Subordinate Voting Stock. The preliminary short form prospectus was filed with the provincial securities commissions on October 30, 2001.

   On November 5, 2001, we filed a current report on Form 8-K reporting the issuance of a press release on November 2, 2001 that announced our unaudited financial results for the nine-month period ended September 30, 2001.

   On November 8, 2001, we filed a current report on Form 8-K reporting the issuance of a press release on October 26, 2001 announcing that we had completed the acquisition of Multnomah Greyhound Park in Oregon. Concurrent with the acquisition, we entered into a lease to occupy the real estate upon which the operations of Multnomah Greyhound Park are conducted for up to five years. We acquired the operations of Multnomah Greyhound Park through the purchase of all of the issued and outstanding stock of MKC Acquisition Co., for a purchase price of approximately $5.9 million, net of cash acquired of $0.3 million. Approximately one-third of the purchase price was satisfied through the issuance of 330,962 shares of our Class A Subordinate Voting Stock and the balance was paid in cash.

(c)  Exhibits

   Please refer to the exhibit index below.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March 2002.

                                       MAGNA ENTERTAINMENT CORP.

                                       By:   /s/  Jim McAlpine
                                                   Jim McAlpine
                                                   President and Chief
                                                   Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                 Date
---------               -----                                 ----
s/Jim McAlpine          President and Chief Executive Officer March 19, 2002
Jim McAlpine            and Director
/s/ Graham J. Orr       Executive Vice-President and          March 19, 2002
Graham J. Orr           Chief Financial Officer
/s/ Douglas R. Tatters  Vice-President and Controller         March 19, 2002
Douglas R. Tatters
                        Director                              March 19, 2002
Jerry D. Campbell
 *                      Director                              March 19, 2002
William G. Davis
     *                  Director                              March 19, 2002
Peter M. George
 *                      Director                              March 19, 2002
Joseph W. Harper
 *                      Director                              March 19, 2002
J. Terrence Lanni
 *                      Director                              March 19, 2002
F. Jack Liebau
 *                      Director                              March 19, 2002
Edward C. Lumley
                        Director                              March 19, 2002
James Nicol
 *                      Director                              March 19, 2002
Gino Roncelli
                        Vice-President, Corporate             March 19, 2002
Andrew Stronach         Development and Director
 *                      Chairman and Director                 March 19, 2002
Frank Stronach
 *                      Director                              March 19, 2002
Ronald J. Volkman
 *                      Director                              March 19, 2002
John C. York II
/s/ Gary M. Cohn        As attorney-in-fact for               March 19, 2002
Gary M. Cohn            the officers and/or directors
                        marked by an asterisk.

                                 EXHIBIT INDEX

The following documents are filed as part of this Registration Statement.

 Exhibit No. Description of Document
 ----------- -----------------------
             Restated Certificate of Incorporation of Magna Entertainment Corp.
     3.1     (1)
     3.2     By-Laws of Magna Entertainment Corp. (1)
      4      Form of Stock Certificate for Class A Subordinate Voting Stock (2)
    10.1     Stock Purchase Agreement dated as of June 30, 1999 between Magna
             Entertainment Corp. and Gulfstream Park Racing Association Inc.
             (2)
    10.2     Stock Purchase Agreement dated as of October 21, 1999 between
             Magna Entertainment Corp., The Edward J. DeBartolo Corporation and
             Oklahoma Racing LLC (2)
    10.3     Stock Purchase Agreement dated as of November 5, 1999 between
             Magna Entertainment Corp. and Ladbroke Racing Corporation (2)
    10.4     Exchangeable Share Support Agreement dated as of February 14, 2000 among Magna Entertainment Corp. and MEC Holdings (Canada) Inc. (2)
    10.5     Voting and Exchange Agreement dated as of February 14, 2000 among
             Magna Entertainment Inc., Magna Entertainment Corp. and MEC
             Holdings (Canada) Inc. (2)
    10.6     Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies, Inc.
             and Wells Fargo Bank, National Association (2)
    10.7     Revolving Credit Agreement dated as of January 1, 2001 between Los
             Angeles Turf Club, Incorporated and Wells Fargo Bank, National
             Association (3)
    10.8     Forbearance Agreement dated as of February 8, 2000 between Magna
             International Inc. and Magna Entertainment Corp. (2)
    10.9     Access Agreement dated as of March 1, 1999 between Magna
             International Inc. and Magna Liegenschaftsverwaltungs-GmbH (2)
    10.10    Magna Entertainment Corp. Long-Term Incentive Plan (4)
    10.11    Employment Agreement with Donald Amos dated August 3, 2000 (3)
    10.12    Employment Agreement with Graham J. Orr dated October 5, 2000 (3)
    10.13    Employment Agreement with Gary M. Cohn dated November 1, 2000 (3)
    10.14    Purchase Agreement dated as of August 25, 2000 between Magna
             Entertainment Corp., BMOC Acquisitions XIV, LLC and PaineWebber
             Real Estate Securities, Inc. (incorporated by reference to exhibit
             2 to registrant's Report on Form 8-K filed February 2, 2001)
    10.15    Lease dated as of November 17, 2000 between Bay Meadows Operating
             Company LLC and PW Acquisition IV, LLC (3)
    10.16    Amendment No. 1 to the Term Loan Credit Agreement dated as of
             November 15, 1999, between The Santa Anita Companies, Inc. and
             Wells Fargo Bank, National Association (3)
    10.17    Amendment No. 2 to the Term Loan Credit Agreement dated as of
             November 15, 1999, between The Santa Anita Companies, Inc. and
             Wells Fargo Bank, National Association (3)
    10.18    Stock Purchase Agreement dated as of December 21, 2000 among
             Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and
             Magna Entertainment Corp. (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed March 16, 2001)
    10.19    Amendment No. 1, effective as of the Closing Date, to the Stock
             Purchase Agreement, dated as of December 21, 2000 (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed
             March 16, 2001)
    10.20    Amending letter agreement dated March 28, 2001 to the Stock
             Purchase Agreement dated as of December 31, 2000 (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed
             March 16, 2001)
    10.21    Preferred Access Agreement dated December 21, 2001 between Magna
             International Inc. and MEC Holdings (Canada) Inc. (5)
    10.22    Stock Purchase Agreement dated June 27, 2001 between Magna
             Entertainment Corp. and Arthur L. McFadden (5)
    10.23    Commercial Lease dated June 30, 2001 between Portland Meadows
             Management, LLC and MEC Oregon Racing, Inc. (5)
     21      Subsidiaries of the Registrant (5)

 Exhibit No. Description of Document
 ----------- -----------------------
     23      Consent of Ernst & Young LLP.
     24      Powers of Attorney.

(1) Incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16, 2000.

(2) Incorporated by reference to the corresponding exhibit number of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791).

(3) (Incorporated by reference to the corresponding exhibit number of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4) Incorporated by reference to corresponding exhibit number of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5) Incorporated by reference to the corresponding exhibit number of the registrant's Amendment No. 3 on Form S-1 filed on March 8, 2002 (File number 333-70520).