Form 10-K/A
period 2001-12-31
MAGNA ENTERTAINMENT CORP
filed 2002-04-08
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-K/A
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of April 2002.

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

Signature               Title                                 Date
---------               -----                                 ----
s/Jim McAlpine          President and Chief Executive Officer April 5, 2002
Jim McAlpine            and Director
/s/ Graham J. Orr       Executive Vice-President and          April 5, 2002
Graham J. Orr           Chief Financial Officer
/s/ Douglas R. Tatters  Vice-President and Controller         April 5, 2002
Douglas R. Tatters
                        Director                              April 5, 2002
Jerry D. Campbell
 *                      Director                              April 5, 2002
William G. Davis
     *                  Director                              April 5, 2002
Peter M. George
 *                      Director                              April 5, 2002
Joseph W. Harper
 *                      Director                              April 5, 2002
J. Terrence Lanni
 *                      Director                              April 5, 2002
F. Jack Liebau
 *                      Director                              April 5, 2002
Edward C. Lumley
                        Director                              April 5, 2002
James Nicol
 *                      Director                              April 5, 2002
Gino Roncelli
                        Vice-President, Corporate             April 5, 2002
Andrew Stronach         Development and Director
 *                      Chairman and Director                 April 5, 2002
Frank Stronach
 *                      Director                              April 5, 2002
Ronald J. Volkman
 *                      Director                              April 5, 2002
John C. York II
/s/ Gary M. Cohn        As attorney-in-fact for               April 5, 2002
Gary M. Cohn            the officers and/or directors
                        marked by an asterisk.

                                                                      Exhibit 24

                                POWER OF ATTORNEY

     The undersigned directors of Magna Entertainment Corp. (the "Company") hereby appoint Jim McAlpine, President and Chief Executive Officer, Graham J. Orr, Executive Vice-President and Chief Financial Officer, and Gary M. Cohn, Vice-President, Special Projects and Secretary, as their true and lawful attorneys-in-fact, with full power for and on their behalf to execute, in their names and capacities as directors of the Company, and to file with the Securities and Exchange Commission on behalf of the Company under the Securities Exchange Act of 1934, as amended, an Annual Report on Form 10-K for the year ended December 31, 2001 (including any and all amendments thereto).

     This Power of Attorney automatically ends upon the termination of Mr. McAlpine's, Mr. Orr's and Mr. Cohn's service with the Company.

     In witness whereof, the undersigned have executed this Power of Attorney on this 19/th/ day of March, 2002.

 /s/ Jerry D. Campbell                                /s/ William G. Davis
--------------------------                           ------------------------
Jerry D. Campbell                                    William G. Davis

 /s/ Peter M. George                                  /s/ Joseph W. Harper
--------------------------                           ------------------------
Peter M. George                                      Joseph W. Harper

 /s/ J. Terrence Lanni                                /s/ F. Jack Liebau
--------------------------                           ------------------------
J. Terrence Lanni                                    F. Jack Liebau

 /s/ Edward C. Lumley                                 /s/ Jim McAlpine
--------------------------                           ------------------------
Edward C. Lumley                                     Jim McAlpine

 /s/ Gino Roncelli                                           *
--------------------------                           ------------------------
Gino Roncelli                                        Andrew Stronach

 /s/ Frank Stronach                                   /s/ Ronald J. Volkman
--------------------------                           ------------------------
Frank Stronach                                       Ronald J. Volkman

 /s/ John C. York II
--------------------------
John C. York II