Form 10-Q
period 2002-03-31
MAGNA ENTERTAINMENT CORP
filed 2002-05-15
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2002

                      Commission File Number:  000-30578

                           MAGNA ENTERTAINMENT CORP.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                98-0208374
-------------------------------------------    -------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                   337 Magna Drive, Aurora, Ontario L4G 7K1
-------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (905) 726-2462
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The Registrant had 46,683,884 shares of Class A Subordinate Voting Stock outstanding as of April 30, 2002. In addition, as of April 30, 2002, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary, MEC Holdings (Canada) Inc., issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 1,952,151 Exchangeable Shares remain unexchanged.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(U.S. dollars in thousands, except per share figures)

                                                             Three months
                                                                 ended
                                                           ------------------
                                                            March     March
                                                             31,       31,
                                                             2002      2001
                                                           --------  --------
Revenues
Racetrack
 Gross wagering........................................... $220,353  $192,326
 Non-wagering.............................................   23,675    22,589
                                                           --------  --------
                                                            244,028   214,915
                                                           --------  --------
Real estate
 Sale of real estate......................................      637    26,151
 Rental and other.........................................    4,134     3,460
                                                           --------  --------
                                                              4,771    29,611
                                                           --------  --------
                                                            248,799   244,526
                                                           --------  --------
Costs and expenses
Racetrack
 Purses, awards and other.................................  140,523   122,232
 Operating costs..........................................   55,344    50,976
 General and administrative...............................   10,633     7,962
                                                           --------  --------
                                                            206,500   181,170
                                                           --------  --------
Real estate
 Cost of real estate sold.................................      287    14,093
 Operating costs..........................................    2,924     2,688
 General and administrative...............................      501       245
                                                           --------  --------
                                                              3,712    17,026
                                                           --------  --------

Predevelopment and other costs............................    1,541     1,708
Depreciation and amortization.............................    5,326     5,354
Interest expense, net.....................................       67     1,400
                                                           --------  --------
                                                            217,146   206,658
                                                           --------  --------
Income before income taxes ...............................   31,653    37,868
Income taxes..............................................   13,038    15,400
                                                           --------  --------
Net income................................................   18,615    22,468
Other comprehensive loss..................................
 Foreign currency translation adjustment..................     (659)   (8,854)
                                                           --------  --------
Comprehensive income...................................... $ 17,956  $ 13,614
                                                           ========  ========
Earnings per share of Class A Subordinate Voting Stock,
 Class B Stock or Exchangeable Share:.....................
 Basic.................................................... $   0.22  $   0.28
 Diluted.................................................. $   0.22  $   0.28
                                                           ========  ========
Average number of shares of Class A Subordinate Voting
 Stock, Class B Stock and Exchangeable Shares outstanding
 during the period [in thousands]:
 Basic....................................................   84,089    80,472
 Diluted..................................................   85,546    80,472
                                                           ========  ========

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(U.S. dollars in thousands)
                                                            Three months ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2002       2001
                                                            ---------  ---------
Cash provided from (used for):
OPERATING ACTIVITIES
Net income................................................. $ 18,615    $22,468
Items not involving current cash flows.....................    5,470     (9,507)
                                                            --------    -------
Changes in non-cash items related to operations............   24,085     12,961
                                                              (3,136)     8,714
                                                            --------    -------
                                                              20,949     21,675
                                                            --------    -------
INVESTMENT ACTIVITIES
Real estate property and fixed asset additions.............  (13,598)    (4,204)
Other asset additions......................................   (1,109)      (125)
Proceeds on sale of real estate............................    1,198      6,778
                                                            --------    -------
                                                            (13,509)      2,449
                                                            --------    -------
FINANCING ACTIVITIES
Decrease in bank indebtedness..............................       --     (7,609)
(Repayment of) increase in long-term debt, net.............     (981)     9,876
Issuance of share capital..................................      251         40
                                                            --------    -------
                                                               (730)      2,307
                                                            --------    -------
Effect of exchange rate changes on cash and cash
 equivalents...............................................      (67)      (878)
                                                            --------    -------
Net increase in cash and cash equivalents during the
 period....................................................    6,643     25,553
Cash and cash equivalents, beginning of period.............   39,212     31,976
                                                            --------    -------
Cash and cash equivalents, end of period................... $ 45,855    $57,529
                                                            ========    =======

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(U.S. dollars in thousands)
                                                            March   December 31,
                          ASSETS                           31, 2002     2001
                          ------                           -------- ------------
Current assets:
 Cash and cash equivalents................................ $ 45,855   $ 39,212
 Restricted cash..........................................   26,330     18,782
 Accounts receivable......................................   54,076     33,101
 Prepaid expenses and other...............................    5,566      5,162
                                                           --------   --------
                                                            131,827     96,257
                                                           --------   --------
Real estate properties and fixed assets, net..............  581,357    574,677
                                                           --------   --------
Other assets, net.........................................  180,725    179,665
                                                           --------   --------
Future tax assets.........................................    4,123      3,657
                                                           --------   --------
                                                           $898,032   $854,256
                                                           ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
 Accounts payable and other liabilities..................... $ 92,036  $ 78,337
 Income taxes payable.......................................   12,672     1,312
 Long-term debt due within one year.........................   18,167    18,133
                                                             --------  --------
                                                              122,875    97,782
                                                             --------  --------
Long-term debt..............................................   66,653    67,768
                                                             --------  --------
Other long-term liabilities.................................    3,305     2,576
                                                             --------  --------
Future tax liabilities......................................  119,138   118,276
                                                             --------  --------
Shareholders' equity:
Capital stock issued and outstanding -
 Class A Subordinate Voting Stock...........................  159,977   157,633
 Exchangeable Shares........................................   14,707    16,800
 Class B Stock..............................................  394,094   394,094
Contributed surplus.........................................    7,290     7,290
Retained earnings...........................................   30,089    11,474
Accumulated comprehensive loss..............................  (20,096)  (19,437)
                                                             --------  --------
                                                              586,061   567,854
                                                             --------  --------
                                                             $898,032  $854,256
                                                             ========  ========

                           MAGNA ENTERTAINMENT CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company's racetrack business is seasonal in nature. The Company's racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. A disproportionate share of annual revenues and net earnings are earned in the first quarter of each year.

2.Accounting Change and Pro-Forma Impact

  a)Accounting Change

    Effective January 1, 2002, the Company implemented Financial Accounting Standards Board Statement No. 142 ("SFAS 142") Goodwill and Other Intangible Assets. SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning January 1, 2002. The Company completed the required initial impairment test during the three months ended March 31, 2002 and determined that the value of its racing licenses was not impaired. As at March 31, 2002, racing licenses with a net book value of $171.3 million are included in Other Assets on the balance sheet.

  b)Acquisitions

    On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania, Inc. and Sport Broadcasting, Inc. On October 26, 2001, the Company acquired all the outstanding capital stock of MKC Acquisition Co., operating as Multnomah Greyhound Park. Both of these acquisitions are fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2001. As a result of these acquisitions being completed subsequent to March 31, 2001, their results of operations are not included in the Company's results for the three months ended March 31, 2001.

c)Impact of Accounting Change and Acquisitions

  The pro-forma impact of the implementation of SFAS 142 and our acquisitions is as follows:

                                                                Three months
                                                               ended March 31,
                                                              -----------------
   Revenues                                                     2002     2001
                                                              -------- --------
   Revenues as reported...................................... $248,799  244,526
   Restatement for acquisitions..............................        -   20,165
                                                              -------- --------
   Pro-forma revenues........................................ $248,799 $264,691
                                                              ======== ========
   Pro-forma revenues excluding proceeds on the sale of real
    estate................................................... $248,162 $238,540
                                                              ======== ========

                                                                Three months
                                                               ended March 31,
                                                               ---------------
   Net Income                                                   2002    2001
                                                               ------- -------
   Net income as reported..................................... $18,615 $22,468
   Restatement for change in intangible assets amortization...      --     832
   Restatement for acquisitions...............................       -    (987)
                                                               ------- -------
   Pro-forma net income....................................... $18,615 $22,313
                                                               ======= =======
   Pro-forma net income excluding gains on the sale of real
    estate.................................................... $18,409 $15,163
                                                               ======= =======

                                                                      Three
                                                                     months
                                                                   ended March
                                                                       31,
                                                                  ----------
   Basic and Diluted Earnings per Share                            2002 2001
                                                                  ----- ----
   Basic and diluted earnings per share as reported............... $0.22 $0.28
   Restatement for change in intangible assets amortization.......    --  0.01
   Restatement for acquisitions...................................     - (0.02)
                                                                   ----- -----
   Pro-forma basic and diluted earnings per share................. $0.22 $0.27
                                                                   ===== =====
   Pro-forma basic and diluted earnings per share excluding gains on the sale of real estate.................................... $0.22 $0.18
                                                                   ===== =====

3.Capital Stock

Changes in Class A Subordinate Voting Stock, Exchangeable Shares and Class B Stock for the three months ended March 31, 2002 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                         Class A Subordinate     Exchangeable
                             Voting Stock           Shares          Class B Stock
                         --------------------- -----------------  ------------------
                           Number    Stated     Number   Stated    Number    Stated
                         of Shares    Value    of Shares  Value   of Shares  Value
                         --------------------- --------- -------  --------- --------
Issued and outstanding
 at
 December 31, 2001......    23,324  $  157,633   2,263   $16,800   58,466   $394,094
Issued under the Plan...        43         251      --        --       --         --
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock...........       282       2,093    (282)   (2,093)      --         --
                          --------  ----------   -----   -------   ------   --------
Issued and outstanding
 at
 March 31, 2002.........    23,649  $  159,977   1,981   $14,707   58,466   $394,094
                          ========  ==========   =====   =======   ======   ========

The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.9 million shares are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended March 31, 2002, 42,900 shares were issued under the Plan.

The Company grants stock options to certain directors, officers, key employees and consultants to purchase shares of the Company's Class A Subordinate Voting Stock. All of such stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation in the events specified in the stock option agreements entered into by the Company with each recipient of options.

During the three months ended March 31, 2002, 137,500 stock options were granted, no stock options were exercised and 5,000 stock options were cancelled. At March 31, 2002, there were 4,585,833 options outstanding with the exercise price of the options ranging from $3.91 to $9.43 and an average exercise price of $6.08.

There were 2,868,500 options exercisable at March 31, 2002 with an average exercise price of $6.06.

4.Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands except per share amounts):

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                         2002            2001
                                                        -------         -------
Net income............................................. $18,615         $22,468
                                                        =======         =======
                                                                        Basic &
                                                         Basic  Diluted Diluted
                                                        ------- ------- -------
Weighted Average Shares Outstanding:
 Class A Subordinate Voting Stock......................  23,478 24,935   14,234
 Class B Stock.........................................  58,466 58,466   58,466
 Exchangeable Shares...................................   2,145  2,145    7,772
                                                        ------- ------  -------
                                                         84,089 85,546   80,472
                                                        ------- ------  -------
Earnings Per Share..................................... $  0.22 $ 0.22  $  0.28
                                                        ======= ======  =======

5.Commitments and Contingencies

  a) The Company is currently considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"). Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand, turf club and annex. The aggregate carrying value at March 31, 2002 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $23.0 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

  b) On March 6, 2002, the Company entered into an agreement with Lone Star Race Park, Ltd. and LSJC Development Corporation to acquire substantially all the operations and related assets of Lone Star Park at Grand Prairie, a Thoroughbred and American Quarter Horse racetrack located near Dallas, Texas. The acquired assets include the rights under a long-term lease of Lone Star Park and a related purchase option exercisable at termination of the lease in 2027. The purchase price of the acquisition will be satisfied by the payment of $80.0 million in cash and the assumption of certain liabilities, including the Lone Star Park capital lease obligation of approximately $19.0 million, subject to usual adjustments at closing. The transaction is expected to close near the end of the second quarter of 2002, subject to certain conditions, including the receipt of regulatory approvals.

6.Segment Information

The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racetrack and real estate operations. The racetrack segment includes the operation of eight thoroughbred racetracks, one standardbred racetrack, one greyhound track and one horse boarding and training center. In addition, the racetrack segment includes off-track betting ("OTB") facilities and a national account wagering business. The real estate segment includes the operation of two golf courses and related facilities, a residential housing development adjacent to our golf course located in Austria and other real estate holdings.

The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The following summary presents key information by operating segment (in thousands):

                                                  Three months ended March 31,
                                                              2002
                                                 -------------------------------
                                                 Racetrack  Real Estate
                                                 Operations Operations   Total
                                                 ---------- ----------- --------
Revenues.......................................   $244,028    $ 4,771   $248,799
                                                  ========    =======   ========
Income before income taxes.....................   $ 30,223    $ 1,430   $ 31,653
                                                  ========    =======   ========
Real estate property and fixed asset additions.   $ 10,350    $ 3,248   $ 13,598
                                                  ========    =======   ========
                                                  Three months ended March 31,
                                                              2001
                                                 -------------------------------
                                                 Racetrack  Real Estate
                                                 Operations Operations   Total
                                                 ---------- ----------- --------
Revenues.......................................   $214,915    $29,611   $244,526
                                                  ========    =======   ========
Income before income taxes.....................   $ 25,875    $11,993   $ 37,868
                                                  ========    =======   ========
Real estate property and fixed asset additions.   $    920    $ 3,284   $  4,204
                                                  ========    =======   ========

7.Subsequent Events

a) On April 10, 2002, the Company completed a public offering of 20 million shares of its Class A Subordinate Voting Stock, at a price to the public of US$6.65 per share in the United States, or Cdn. $10.60 per share in Canada. The underwriters for the offering also exercised their over-allotment option, in full, by purchasing an additional 3 million shares of Class A Subordinate Voting Stock at the offering prices. The total proceeds to the Company from the offering, net of underwriters' commissions and issue expenses, are approximately US$143.0 million.

b) On May 1, 2002, the Company entered into an agreement with respect to a $75.0 million senior unsecured revolving credit facility. The credit facility has a term of one year which may be extended with the consent of both parties.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the unaudited consolidated financial statements included in this report.

Overview

Magna Entertainment Corp. ("MEC") is the leading owner and operator of thoroughbred racetracks in the United States, based on revenue, and a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate eight thoroughbred racetracks, one standardbred racetrack and one greyhound track, as well as the simulcast wagering venues at these tracks. We have also commenced development of a horse racetrack on property located approximately
15 miles south of Vienna, Austria. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet(TM), which permits customers to place wagers by telephone and over the Internet on horse races at up to 65 racetracks in North America. We also have a one-third ownership interest in Racetrack Television Network, LLC, a new venture formed to telecast races from our racetracks and other racetracks, via satellite, to paying subscribers. To support certain of our horse racetracks, we own a horse training center situated approximately 45 miles north of San Diego, California, and we are currently developing a second horse training center in Palm Beach County, Florida. We are also exploring the development of real estate on the land surrounding certain of our racetracks. These real estate projects could be pursued in conjunction with developers who would be expected to provide the necessary financing. In addition to our racetracks, we own a significant real estate portfolio which includes a golf course and related recreational facilities and a gated residential community under development in Austria, a golf course in Aurora, Ontario and other real estate in the United States, Canada and Austria. While we are exploring the development of some of our real estate, we intend to continue to sell our non-core real estate in order to generate additional capital to grow and enhance our racing business.

Seasonality

As a result of the seasonal nature of our racetrack business, our racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Bay Meadows and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our acqusition and account wagering initiatives evolve.

Three months ended March 31, 2002 compared to three months ended March 31,
2001

Racetrack operations

In the three months ended March 31, 2002, we operated three of our largest racetracks for an additional 9 live race days compared to the prior year period. The overall increase in live race days at our largest racetracks is attributable to the increase in awarded race days at Gulfstream Park. This was partially offset by one less live race day at each of Santa Anita Park and Golden Gate Fields due to the timing of their race meets. Our other racetracks operated an additional 50 live race days in the three month period ended March 31, 2002, compared to the prior year period, primarily due to the acquisition of The Meadows in April 2001 and the lease of Portland Meadows in July 2001, partially offset by a decrease in live race days at Remington Park as a result of our desired change from three race meets in 2001 to two race meets in 2002 and the shift of live race days from the first quarter to the fourth quarter in 2002. The following is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters in 2002 with comparatives for 2001.

   LIVE RACE DAYS

                                   Awarded      Awarded      Awarded
                          Q1   Q1    Q2     Q2    Q3     Q3     Q4    Q4    Total   Total
Largest Racetracks       2002 2001  2002   2001  2002   2001   2002  2001 2002/(1)/  2001
------------------       ---- ----  ----   ----  ----   ---- ------- ---- --------- -----
Santa Anita Park/(2)/...  65   66     15    12     --    --      4     5       84     83
Golden Gate Fields......  65   66     --     1     --    --     39    36      104    103
Bay Meadows.............  --   --     55    56     23    24     26    27      104    107
Gulfstream Park.........  74   63     16    --     --    --     --    --       90     63
                         ---  ---    ---   ---    ---   ---    ---   ---    -----    ---
                         204  195     86    69     23    24     69    68      382    356
                         ---  ---    ---   ---    ---   ---    ---   ---    -----    ---
Other Racetracks
Thistledown.............   2   --     65    61     61    65     59    61      187    187
Remington Park..........   1   22     33    37     31    27     48    32      113    118
Great Lakes Downs.......  --   --     37    39     62    65     19    23      118    127
The Meadows.............  51  N/A     62    56     61    64     50    50      224    170
Portland Meadows/(3)/...  18  N/A     --   N/A     --    --     27    28       45     28
                         ---  ---    ---   ---    ---   ---    ---   ---    -----    ---
                          72   22    197   193    215   221    203   194      687    630
                         ---  ---    ---   ---    ---   ---    ---   ---    -----    ---
TOTAL................... 276  217    283   262    238   245    272   262    1,069    986
                         ===  ===    ===   ===    ===   ===    ===   ===    =====    ===

-------
(1) Includes actual live race days for the three months ended March 31, 2002 and awarded live race days for the nine months commencing April 1, 2002 and ending December 31, 2002.
(2) Excludes The Oak Tree Meet, which is hosted by the Oak Tree Racing Association at Santa Anita Park.
(3) The live race meet at Portland Meadows concluded early, on February 10, 2002, as a result of a dispute with the United States Environmental Protection Agency ("EPA"). This resulted in 21 less live race days than were awarded in Q1 2002. In addition, Portland Meadows will not operate live racing in Q2 2002 where we were awarded 13 live race days. We have recently constructed a storm water retention system acceptable to the EPA and we will recommence live racing in October 2002.

Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racing revenues which include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our account wagering systems; the average field size per race; our ability to attract the industry's top horses and trainers; and changes in the economy.

Revenues from our racetrack operations were $244.0 million for the three months ended March 31, 2002 compared to $214.9 million in the 2001 comparable period, an increase of $29.1 million or 13.6%. Racetrack revenues increased primarily as a result of the acquisition of MEC Pennsylvania in April 2001, the additional live race days at Gulfstream Park, the lease of Portland
Meadows in July 2001, the launch of XpressBet/TM/ into the California market and improved results at Santa Anita Park.

In the three months ended March 31, 2002, gross wagering revenues for our racetracks increased 14.6% to $220.4 million compared to $192.3 million for the comparable 2001 period primarily as a result of our acquisitions, the increase in live race days, increased handle at Santa Anita Park and the launch of XpressBet/TM/ into the California market. Non-wagering revenues in the three months ended March 31, 2002 increased 4.8% to $23.7 million from $22.6 million in the three months ended March 31, 2001. Non-wagering revenues are primarily comprised of food and beverage sales, program sales, parking revenues and admissions income. The increase in non-wagering revenues was primarily due to the increase in the number of live race days.

Purses, awards and other in the three months ended March 31, 2002 were $140.5 million compared to $122.2 million in the comparable period in 2001. Operating costs increased from $51.0 million in the three months ended March 31, 2001 to $55.3 million in the three months ended March 31, 2002. As a percentage of total racetrack revenues, operating costs decreased from 23.7% in the three months ended March 31, 2001 to 22.7% in the three months ended March 31, 2002. The reduction in operating costs as a percentage of revenues is primarily the result of continued cost savings and other synergies realized on the consolidation of racetracks during the period, partially offset by an increase in insurance costs of approximately $0.7 million.

Racetrack general and administrative expenses were $10.6 million in the three months ended March 31, 2002, compared to $8.0 million in the three months ended March 31, 2001, an increase of $2.7 million. The increase is primarily attributable to an increased number of racetracks and the higher costs of the corporate head office, which were lower during the three months ended March 31, 2001, as several members of the corporate management team added in 2001 joined after March 31, 2001.

Real estate operations

Revenues from real estate operations decreased $24.8 million to $4.8 million in the three months ended March 31, 2002 compared to the prior year comparable period. EBITDA from real estate operations decreased to $1.1 million in the three months ended March 31, 2002 compared to $12.6 million in the three months ended March 31, 2001. We generated revenues on the sale of non-core real estate property of $0.6 million during the three months ended March 31, 2002, resulting in a gain of $0.4 million. We generated revenues and gains of $26.2 million and $12.1 million, respectively, on the sale of non-core real estate properties in the three months ended March 31, 2001. The decrease in EBITDA from real estate operations is primarily attributable to the lower gain on the sale of non-core real estate properties in the current quarter.

Predevelopment and other costs

Predevelopment and other costs decreased $0.2 million to $1.5 million for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, as a result of lower activity on certain development projects in the current quarter.

Depreciation and amortization

Depreciation and amortization remained relatively consistent with the prior year comparable period, at $5.3 million for the three months ended March 31, 2002, primarily as a result of the implementation of

Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Intangible Assets. The implementation of this Statement resulted in the cessation of amortization of goodwill and intangible assets that meet the criteria for indefinite life, effective January 1, 2002. The impact of this new Statement was to reduce depreciation and amortization expense by $1.4 million from the prior year period, which has been offset by increased depreciation and amortization related to our acquisition of MEC Pennsylvania and increased depreciation on recent fixed asset additions.

Interest income and expense

Our net interest expense has decreased $1.3 million in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 which is attributable to lower interest rates and the capitalization of interest on certain properties under development in the current quarter.

Income tax provision

We recorded an income tax provision of $13.0 million on income of $31.7 million for the three months ended March 31, 2002, compared to a provision of $15.4 million on income of $37.9 million for the three months ended March 31, 2001. Our effective tax rate has remained relatively constant over both periods at 41.2% and 40.7%, respectively.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents of $45.9 million and total shareholders' equity of $586.1 million.

Subsequent to March 31, 2002, we completed a share offering which generated net proceeds of approximately $143.0 million. In addition, on May 1, 2002, we entered into an agreement with respect to a $75.0 million senior unsecured revolving credit facility. The credit facility has a term of one year which may be extended with the consent of both parties.

For the three months ended March 31, 2002, we invested $13.6 million in real estate property and fixed asset additions. We anticipate capital expenditures of approximately $65.0 million for the year ending December 31, 2002 which excludes expenditures for the proposed redevelopment of Gulfstream Park (see note 5(a) to the unaudited consolidated financial statements). The capital expenditures relate to maintenance capital improvements to the racetracks of approximately $17.7 million, expenditures for construction of the Palm Meadows training center and other racetrack property enhancements of $35.8 million, the completion of the Aurora golf course of $7.2 million, infrastructure and predevelopment costs on certain of our properties of $1.1 million, and $3.2 million on account wagering activities, including telephone, Internet and interactive television initiatives.

Operating activities

Cash provided by operating activities was $20.9 million for the three months ended March 31, 2002, compared to $21.7 million for the comparable period in the prior year. The decrease from the comparable 2001 period was primarily due to an increase in accounts receivable at Santa Anita Park as a result of increased revenues, partially offset by higher net income after giving effect to non-cash items.

Investing activities

Cash used in investing activities for the three months ended March 31, 2002 was $13.5 million including investments of $13.6 million in real estate property and fixed asset additions and $1.1 million of other asset additions, partially offset by $1.2 million of proceeds received on the sale of non-core real estate. Net proceeds from investing activities for the three months ended March 31, 2001 were $2.5 million, including $6.7 million of proceeds on the sale of non-core real estate and other assets, partially offset by $4.2 million invested in real estate property and fixed asset additions.

Financing activities

Cash used in financing activities was $0.7 million for the three months ended March 31, 2002 related to the repayment of long-term debt of $1.0 million, partially offset by the issuance of share capital of $0.3 million. For the three months ended March 31, 2001, cash provided by financing activities was $2.3 million. During the three months ended March 31, 2001, we received net proceeds on long term debt of $9.9 million which were partially offset by the repayment of $7.6 million of bank indebtedness.

Accounting Developments

Effective January 1, 2002, we adopted the new Standard of the Financial Accounting Standards Board with respect to Goodwill and Other Intangible Assets. Under the new Standard, goodwill and other intangible assets that meet the criteria for indefinite life are no longer amortized but are subject to an annual impairment test. We completed the required initial impairment test during the three months ended March 31, 2002 and determined that the value of our racing licenses was not impaired.

For the three months ended March 31, 2001, application of the non-amortization provision of the new standards would have resulted in an increase in net income of $0.8 million and diluted earnings per share of $0.01.

Also, under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

During 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 requires that legal obligations arising from the retirement of tangible long-lived assets, including obligations identified by a company upon acquisition and construction during the operating life of a long-lived asset, be recorded and amortized over the asset's useful life using a systematic and rational allocation method. SFAS 143 is effective for fiscal years starting after June 15, 2002. We are currently reviewing SFAS 143 and have not determined the impact, if any, of this pronouncement on our consolidated financial statements.

Forward-looking Statements

This Management's Discussion and Analysis of Results of Operations and Financial Position contains forward-looking statements as defined by the U.S. Securities Act of 1933 and the U.S. Securities Exchange Act of 1934. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended December 31, 2001 and our subsequent public filings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes since year-end.

PART II -- OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Not applicable

Item 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.OTHER INFORMATION

Not applicable

Item 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

None.

(b)Reports on Form 8-K

 Date                       Items Reported and Financial Statements Filed
 ----                       ---------------------------------------------
 February 14, 2002          Financial results for the fourth quarter and year
 (filed: February 15, 2002) ended December 31, 2001.
 March 11, 2002             A subsidiary of the Registrant, MEC Lone Star,
 (filed: March 11, 2002)    L.P., entered into an asset purchase agreement with
                            Lone Star Race Park, Ltd. and LSJC Development
                            Corporation to acquire substantially all of the
                            operations and related assets of Lone Star Park at
                            Grand Prairie.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAGNA ENTERTAINMENT CORP.
                                        (Registrant)



                                        by: __________/s/Graham J. Orr
                                          Graham J. Orr, Executive Vice-
                                          President and Chief Financial
                                          Officer



                                        by: __________/s/Gary M. Cohn
                                          Gary M. Cohn, Vice-President,
                                          Special
                                          Projects and Secretary

Date: May 14, 2002