Form 10-Q
period 2002-06-30
MAGNA ENTERTAINMENT CORP
filed 2002-08-14
CIK 1093273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 2002

                       Commission File Number: 000-30578

                           MAGNA ENTERTAINMENT CORP.

-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                             98-0208374
----------------------------------------   -----------------------------------
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

                                Yes [X] No [_]

The Registrant had 46,800,230 shares of Class A Subordinate Voting Stock outstanding as of July 31, 2002. In addition, as of July 31, 2002, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary, MEC Holdings (Canada) Inc., issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 1,841,601 Exchangeable Shares remain unexchanged.

                           MAGNA ENTERTAINMENT CORP.
                                     INDEX

                                                                                 PAGES
                                                                                 ------
PART I - FINANCIAL INFORMATION
  Item 1.      Financial Statements
               Consolidated Statements of Operations and Comprehensive Income
               for the three and six month periods ended June 30, 2002 and 2001       3
               Condensed Consolidated Statements of Cash Flows for the three
               and six month periods ended June 30, 2002 and 2001                     4
               Condensed Consolidated Balance Sheets at June 30, 2002 and
               December 31, 2001                                                      5
               Notes to the Consolidated Financial Statements (Unaudited)         6--11
  Item 2.      Management's Discussion and Analysis of Results of Operations
               and Financial Position                                            12--17
  Item 3.      Quantitative and Qualitative Disclosures about Market Risk            18
PART II - OTHER INFORMATION
  Item 1.      Legal Proceedings                                                     18
  Item 2.      Changes in Securities and Use of Proceeds                             18
  Item 3.      Defaults Upon Senior Securities                                       18
  Item 4.      Submission of Matters to a Vote of Security Holders                   18
  Item 5.      Other Information                                                     18
  Item 6.      Exhibits and Reports on Form 8-K                                  18--19
Signatures                                                                           19
Exhibit Index                                                                        20
Exhibits                                                                          21-97

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands, except per share figures]
--------------------------------------------------------------------------------

                                         Three months
                                            ended         Six months ended
                                       -----------------  ------------------
                                       June 30,  June 30,  June 30,  June 30,
                                         2002     2001      2002      2001
                                       --------  -------  --------  --------
Revenues
Racetrack
 Gross wagering                        $102,250  $84,163  $322,603  $276,489
 Non-wagering                            16,071   14,867    39,746    37,456
                                       --------  -------  --------  --------
                                        118,321   99,030   362,349   313,945
                                       --------  -------  --------  --------
Real estate
 Sale of real estate                      6,104    9,994     6,741    36,145
 Rental and other                         3,743    4,168     7,877     7,628
                                       --------  -------  --------  --------
                                          9,847   14,162    14,618    43,773
-----------------------------------------------------------------------------
                                        128,168  113,192   376,967   357,718
-----------------------------------------------------------------------------
Costs and expenses
Racetrack
 Purses, awards and other                63,837   51,476   204,360   173,708
 Operating costs                         39,879   35,285    95,223    86,261
 General and administrative               9,551    7,268    20,184    15,230
                                       --------  -------  --------  --------
                                        113,267   94,029   319,767   275,199
                                       --------  -------  --------  --------
Real estate
 Cost of real estate sold                 4,335    5,000     4,622    19,093
 Operating costs                          2,437    2,728     5,361     5,416
 General and administrative                 510      302     1,011       547
                                       --------  -------  --------  --------
                                          7,282    8,030    10,994    25,056
                                       --------  -------  --------  --------
Predevelopment and other costs               83      114     1,624     1,822
Depreciation and amortization             5,944    6,630    11,270    11,984
Interest (income) expense, net             (253)     678      (186)    2,078
-----------------------------------------------------------------------------
                                        126,323  109,481   343,469   316,139
-----------------------------------------------------------------------------
Income before income taxes                1,845    3,711    33,498    41,579
Income taxes                                763    1,474    13,801    16,874
-----------------------------------------------------------------------------
Net income                                1,082    2,237    19,697    24,705
Other comprehensive income (loss)
 Foreign currency translation
  adjustment                             13,758     (102)   13,099    (8,956)
-----------------------------------------------------------------------------
Comprehensive income                   $ 14,840  $ 2,135  $ 32,796  $ 15,749
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Earnings per Class A Subordinate
 Voting Stock, Class B Stock or
 Exchangeable Share:
 Basic                                 $   0.01  $  0.03  $   0.21  $   0.30
 Diluted                               $   0.01  $  0.03  $   0.21  $   0.30
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Average number of Class A Subordinate
 Voting Stock, Class B Stock and
 Exchangeable Shares outstanding
 during the period [in thousands]:
 Basic                                  104,573   83,566    94,391    82,027
 Diluted                                105,526   83,788    95,596    82,249
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
--------------------------------------------------------------------------------

                                           Three months
                                               ended         Six months ended
                                         ------------------  ------------------
                                         June 30,  June 30,  June 30,  June 30,
                                           2002      2001      2002      2001
                                         --------  -------  ---------  --------
Cash provided from (used for):
OPERATING ACTIVITIES
Net income                               $  1,082  $ 2,237   $ 19,697  $24,705
Items not involving current cash flows      6,105   (1,826)    11,575  (11,333)
-------------------------------------------------------------------------------
                                            7,187      411     31,272   13,372
Changes in non-cash items related to
 operations                                 2,168    1,599       (968)  10,313
-------------------------------------------------------------------------------
                                            9,355    2,010     30,304   23,685
-------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
Acquisition of business, net of cash           --  (21,035)        --  (21,035)
Real estate property and fixed asset
 additions                                (20,221) (12,179)   (33,819) (16,383)
Other asset (additions) disposals          (1,925)     289     (3,034)     164
Proceeds on sale of real estate             5,627   26,127      6,825   32,905
-------------------------------------------------------------------------------
                                          (16,519)  (6,798)   (30,028)  (4,349)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Decrease in bank indebtedness                  --       --         --   (7,609)
(Repayment of) increase in long-term
 debt, net                                 (7,579)  (1,215)    (8,560)   8,661
Issuance of share capital                 142,113      403    142,364      443
-------------------------------------------------------------------------------
                                          134,534     (812)   133,804    1,495
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash
 and cash equivalents                       3,495     (747)     3,428   (1,625)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents during the period       130,865   (6,347)   137,508   19,206
Cash and cash equivalents, beginning of
 period                                    45,855   57,529     39,212   31,976
-------------------------------------------------------------------------------
Cash and cash equivalents, end of
 period                                  $176,720  $51,182   $176,720  $51,182
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars and share amounts in thousands]
--------------------------------------------------------------------------------

                                                    June 30,   December 31,
                                                      2002         2001
---------------------------------------------------------------------------
                      ASSETS
---------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                         $  176,720    $ 39,212
 Restricted cash                                        7,239      18,782
 Accounts receivable                                   36,806      33,101
 Prepaid expenses and other                             5,937       5,162
---------------------------------------------------------------------------
                                                      226,702      96,257
---------------------------------------------------------------------------
Real estate properties and fixed assets, net          604,604     574,677
---------------------------------------------------------------------------
Other assets, net                                     182,440     179,665
---------------------------------------------------------------------------
Future tax assets                                       3,876       3,657
---------------------------------------------------------------------------
                                                   $1,017,622    $854,256
---------------------------------------------------------------------------
---------------------------------------------------------------------------
       LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
Current liabilities:
 Accounts payable and other liabilities            $   61,815    $ 78,337
 Income taxes payable                                   7,362       1,312
 Long-term debt due within one year                    18,604      18,133
---------------------------------------------------------------------------
                                                       87,781      97,782
---------------------------------------------------------------------------
Long-term debt                                         59,654      67,768
---------------------------------------------------------------------------
Other long-term liabilities                             4,747       2,576
---------------------------------------------------------------------------
Future tax liabilities                                122,426     118,276
---------------------------------------------------------------------------
Shareholders' equity:
Capital stock issued and outstanding -
 Class A Subordinate Voting Stock (issued: 2002 -
   46,787; 2001 - 23,324)                             303,071     157,633
 Exchangeable Shares (issued: 2002 - 1,849; 2001 -
   2,263)                                              13,726      16,800
 Class B Stock (issued: 2002 and 2001 - 58,466)       394,094     394,094
Contributed surplus                                     7,290       7,290
Retained earnings                                      31,171      11,474
Accumulated comprehensive loss                         (6,338)    (19,437)
---------------------------------------------------------------------------
                                                      743,014     567,854
---------------------------------------------------------------------------
                                                   $1,017,622    $854,256
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                           MAGNA ENTERTAINMENT CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company's racetrack business is seasonal in nature. The Company's racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. A disproportionate share of annual revenues and net income are earned in the first quarter of each year.

2. Accounting Change and Pro-Forma Impact

  a) Accounting Change

     Effective January 1, 2002, the Company implemented Financial Accounting Standards Board Statement No. 142 ("SFAS 142") Goodwill and Other Intangible Assets. SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning January 1, 2002. The Company completed the required initial impairment test during the first quarter of 2002 and determined that the value of its racing licenses was not impaired. As at June 30, 2002, racing licenses with a net book value of $171.3 million are included in Other Assets on the balance sheet.

  b) Acquisitions

     On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania, Inc. ("Ladbroke") and Sport Broadcasting, Inc. ("SBI"). On October 26, 2001, the Company acquired all the outstanding capital stock of MKC Acquisition Co. ("MKC"), operating as Multnomah Greyhound Park. Both of these acquisitions are fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2001. As a result of the timing of these acquisitions, the results of operations of MKC are not included in the Company's results for the three and six month periods ended June 30, 2001 and the results of operations of Ladbroke are not included for the first quarter of 2001.

  c) Impact of Accounting Change and Acquisitions

     The pro-forma impact of the implementation of SFAS 142 and our acquisitions is as follows (in thousands, except per share amounts):

                                         Three months ended   Six months ended
                                               June 30,          June 30,
                                            2002     2001      2002     2001
                                          -----------------  -----------------
     Revenues
     Revenues as reported                 $128,168 $113,192  $376,967 $357,718
     Restatement for acquisitions               --    3,083        --   23,248
                                          -------- --------  -------- --------
     Pro-forma revenues                   $128,168 $116,275  $376,967 $380,966
                                          ======== ========  ======== ========
     Pro-forma revenues excluding
      proceeds on the sale of real
      estate                              $122,064 $106,281  $370,226 $344,821
                                          ======== ========  ======== ========
                                         Three months ended   Six months ended
                                              June 30,           June 30,
                                            2002     2001      2002     2001
                                          -----------------  -----------------
     Net Income
     Net income as reported               $  1,082 $  2,237  $ 19,697 $ 24,705
     Restatement for change in
      intangible assets amortization            --    1,109        --    1,941
     Restatement for acquisitions               --     (155)       --   (1,142)
                                          -------- --------  -------- --------
     Pro-forma net income                 $  1,082 $  3,191  $ 19,697 $ 25,504
                                          ======== ========  ======== ========
     Pro-forma net income excluding
      gains on the sale of real estate    $     45 $    181  $ 18,451 $ 15,372
                                          ======== ========  ======== ========
                                         Three months ended   Six months ended
                                              June 30,           June 30,
                                            2002     2001      2002     2001
                                          -----------------  -----------------
     Basic and Diluted Earnings per
      Share
     Basic and diluted earnings per
      share as reported                   $   0.01 $   0.03  $   0.21 $   0.30
     Restatement for change in
      intangible assets amortization            --     0.01        --     0.02
     Restatement for acquisitions               --       --        --    (0.02)
                                          -------- --------  -------- --------
     Pro-forma basic and diluted
      earnings per share                  $   0.01 $   0.04  $   0.21 $   0.30
                                          ======== ========  ======== ========
     Pro-forma basic and diluted
      earnings per share excluding gains
      on the sale of real estate          $     -- $     --  $   0.19 $   0.19
                                          ======== ========  ======== ========

3. Capital Stock

Changes in Class A Subordinate Voting Stock, Exchangeable Shares and Class B Stock for the six months ended June 30, 2002 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                              Class A
                         Subordinate Voting   Exchangeable
                               Stock             Shares          Class B Stock
                         ------------------ -----------------  ------------------
                          Number    Stated   Number   Stated    Number    Stated
                         of Shares  Value   of Shares  Value   of Shares  Value
---------------------------------------------------------------------------------
Issued and outstanding
 at December 31, 2001     23,324   $157,633   2,263   $16,800   58,466   $394,094
Issued under the Plan         43        251      --        --       --         --
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock                282      2,093    (282)   (2,093)      --         --
---------------------------------------------------------------------------------
Issued and outstanding
 at March 31, 2002        23,649   $159,977   1,981   $14,707   58,466   $394,094
---------------------------------------------------------------------------------
Issued on completion of
 public offering(i)       23,000    142,084      --        --       --         --
Issued on exercise of
 stock options                 6         29      --        --       --         --
Conversion of
 Exchangeable Shares to
 Class A Subordinate
 Voting Stock                132        981    (132)     (981)      --         --
---------------------------------------------------------------------------------
Issued and outstanding
 at June 30, 2002         46,787   $303,071   1,849   $13,726   58,466   $394,094
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

(i) On April 10, 2002, the Company completed a public offering of 23 million shares of its Class A Subordinate Voting Stock, at a price to the public of U.S. $6.65 per share in the United States, or Cdn. $10.60 per share in Canada. Expenses of the issue of approximately $10.9 million have been netted against the cash proceeds.

The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.9 million shares are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended June 30, 2002, 6,000 shares were issued on the exercise of stock options under the Plan. During the six months ended June 30, 2002, 48,900 shares were issued under the Plan, including 6,000 shares issued on the exercise of stock options.

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

During the six months ended June 30, 2002, 137,500 stock options were granted, 6,000 stock options were exercised and 5,000 stock options were cancelled. At June 30, 2002, there were 4,579,833 options outstanding with the exercise price of the options ranging from $3.91 to $9.43 and an average exercise price of $6.08.

There were 2,742,744 options exercisable at June 30, 2002 with an average exercise price of $6.11.

4. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands except per share amounts):

                            Three months ended                Six months ended
                                 June 30,                         June 30,
                           2002             2001            2002            2001
--------------------------------------------------------------------------------------
Net Income                $1,082           $2,237          $19,697         $24,705
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
                        Basic  Diluted   Basic Diluted   Basic Diluted   Basic Diluted
Weighted Average
Shares Outstanding:
 Class A Subordinate
  Voting Stock         44,198   45,151  17,676  17,898  33,980  35,185  15,964  16,186
 Class B Stock         58,466   58,466  58,466  58,466  58,466  58,466  58,466  58,466
 Exchangeable Shares    1,909    1,909   7,424   7,424   1,945   1,945   7,597   7,597
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
                      104,573  105,526  83,566  83,788  94,391  95,596  82,027  82,249
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Earnings Per Share   $   0.01 $   0.01 $  0.03 $  0.03 $  0.21 $  0.21 $  0.30 $  0.30
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

5. Commitments and Contingencies

  a) Although the Company is considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), it has deferred a decision on the project for the time being. Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand, turf club and annex. The aggregate carrying value at June 30, 2002 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $23.0 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

  b) On March 6, 2002, the Company entered into an agreement with Lone Star Race Park, Ltd. and LSJC Development Corporation to acquire substantially all the operations and related assets of Lone Star Park at Grand Prairie, a Thoroughbred and American Quarter Horse racetrack located near Dallas, Texas. The acquired assets include the rights under a long-term lease of Lone Star Park and a related purchase option exercisable at termination of the lease in 2027. The purchase price of the acquisition will be satisfied by the payment of $80.0 million in cash and the assumption of certain liabilities, including the Lone Star Park capital lease obligation of approximately $19.0 million, subject to usual adjustments at closing. The transaction is expected to close in the third quarter of 2002, subject to certain conditions, including the receipt of regulatory approvals.

  c) On June 4, 2002, the Company entered into an agreement to acquire all the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located near Hamilton, Ontario, 45 miles west of Toronto. Flamboro Downs also houses a gaming facility with 752 slot machines operated by the Ontario Lottery and Gaming Corporation. Pursuant to an agreement with the Ontario Lottery and Gaming Corporation, Flamboro Downs receives 20% of the "net win" (slot machine revenues minus payout to slot players), with one-half of that amount added to purses and the other half being retained by Flamboro Downs. The acquisition cost, which is subject to the usual adjustments at closing, is expected to be approximately $47 million, and will be satisfied by a vendor take-back mortgage of approximately $26 million with the remainder paid in cash. The transaction is expected to close in the third quarter of 2002, subject to certain conditions, including the receipt of regulatory approvals.

6. Segment Information

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

The following summary presents key information by operating segment (in thousands):

                       Three months ended June 30, 2002

                                                           Real Estate
                                                Racetrack   and Other
                                                Operations Operations   Total
-------------------------------------------------------------------------------
Revenues                                         $118,321    $ 9,847   $128,168
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income before income taxes                       $     66    $ 1,779   $  1,845
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Real estate property and fixed asset additions   $  9,584    $10,637   $ 20,221
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       Three months ended June 30, 2001

                                                           Real Estate
                                                Racetrack   and Other
                                                Operations Operations   Total
-------------------------------------------------------------------------------
Revenues                                         $ 99,030    $14,162   $113,192
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income (loss) before income taxes                $ (2,205)   $ 5,916   $  3,711
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Real estate property and fixed asset additions   $  8,082    $ 4,097   $ 12,179
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        Six months ended June 30, 2002

                                                           Real Estate
                                                Racetrack   and Other
                                                Operations Operations   Total
-------------------------------------------------------------------------------
Revenues                                         $362,349    $14,618   $376,967
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income before income taxes                       $ 31,004    $ 2,494   $ 33,498
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Real estate property and fixed asset additions   $ 19,934    $13,885   $ 33,819
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        Six months ended June 30, 2001

                                                           Real Estate
                                                Racetrack   and Other
                                                Operations Operations   Total
-------------------------------------------------------------------------------
Revenues                                         $313,945    $43,773   $357,718
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income before income taxes                       $ 23,670    $17,909   $ 41,579
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Real estate property and fixed asset additions   $  9,002    $ 7,381   $ 16,383
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

7. Subsequent Event

On July 15, 2002, the Company entered into agreements to form an alliance with the De Francis family to own and operate Pimlico Race Course and Laurel Park, which are operated under the trade name "Maryland Jockey Club" ("MJC"). Under the terms of the agreements, the Company will be purchasing a 51% equity and voting interest in The Maryland Jockey Club of Baltimore City, Inc., the owner of Pimlico Race Course, a 51% voting interest and a 58% equity interest on a fully diluted basis in Laurel Racing Assoc., Inc., the general partner and manager of Laurel Racing Association Limited Partnership ("LRALP"), the owner of Laurel Park, and the entire limited partnership interest in LRALP. Each of the general partner and limited partner of LRALP is entitled to 50% of the profits or losses of LRALP. All of these interests are being acquired for an aggregate price of approximately $50.6 million in cash, subject to normal closing adjustments. In addition, the Company has agreed to purchase options from the De Francis family to buy their voting and equity interests in MJC, which represent all of the minority interests, at any time during the period starting 48 months and ending 60 months after the closing of the transaction. The Company has also granted the De Francis family the right to sell such interests to the Company at any time during the first five years after the closing. In consideration for its options, the Company has agreed to pay $18.4 million on closing and an additional $18.3 million on exercise of the options, subject to an interest adjustment. The closing of the transaction is expected to occur in the fall of 2002, subject to regulatory approvals and legislative review.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the unaudited consolidated financial statements included in this report.

Overview

Magna Entertainment Corp. ("MEC", "we" or the "Company") is the leading owner and operator of thoroughbred racetracks in the United States, based on revenue, and a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate eight thoroughbred racetracks, one standardbred racetrack and one greyhound track, as well as the simulcast wagering venues at these tracks.
MEC has also contracted to purchase Lone Star Park at Grand Prairie, a Thoroughbred and American Quarter Horse racetrack located near Dallas, Texas, and Flamboro Downs, a Harness racetrack located near Hamilton, Ontario, 45 miles west of Toronto, Ontario, in each case subject to regulatory approvals. In addition, on July 15, 2002, MEC entered into an agreement, subject to regulatory approvals and legislative review, to form an alliance to own and operate Pimlico Race Course and Laurel Park, which are operated under the trade name of "Maryland Jockey Club". We have also commenced development of a horse racetrack on property located approximately 15 miles south of Vienna, Austria. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet/TM/, which permits customers to place wagers by telephone and over the Internet on horse races run at up to 65 racetracks in North America. We also have a one-third ownership interest in Racetrack Television Network, LLC ("RTN"), a new venture formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. MEC also owns and operates HorseRacing TV/TM/, a new television channel focused exclusively on horse racing that we launched on RTN in July 2002. While HorseRacing TV/TM/ is currently only shown on RTN, we are in discussions with cable and satellite operators with the goal of achieving broader distribution of HorseRacing TV/TM/. To support certain of our horse racetracks, we own a horse training center situated approximately 45 miles north of San Diego, California, and we are currently developing a second horse training center in Palm Beach County, Florida. We are also exploring the development of real estate on the land surrounding certain of our racetracks. These real estate projects could be pursued in conjunction with developers who would be expected to provide marketing and development expertise and the necessary financing. In addition to our racetracks, we own a significant real estate portfolio which includes a golf course and related recreational facilities and a gated residential community under development in Austria, a golf course in Aurora, Ontario and other real estate in the United States, Canada and Austria. While we are exploring the development of some of our real estate, we intend to continue to sell our non-core real estate in order to generate additional capital to grow and enhance our racing business.


Seasonality

Our racetracks operate for prescribed periods each year. As a result, our racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Because our four largest racetracks, Santa Anita Park, Gulfstream Park, Bay Meadows and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our acquisition, OTB and account wagering initiatives evolve.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Racetrack operations

In the six months ended June 30, 2002, we operated our four largest racetracks for an additional 26 live race days compared to the prior year period. The overall increase in live race days at those racetracks is attributable to the 27 additional awarded race days at Gulfstream Park and two additional awarded race days at Santa Anita Park. This was partially offset by two fewer live race days at Golden Gate Fields and one fewer live race day at Bay Meadows due to the timing of their race meets. Our other racetracks operated an additional 48 live race days in the six-month period ended June 30, 2002, compared to the prior year period, primarily due to the acquisition of The Meadows in April 2001, the lease of Portland Meadows in July 2001, and a shift of live race days into the second quarter from the third quarter at Thistledown, partially offset by a decrease in live race days at Remington Park as a result of our desired change from three race meets in 2001 to two race meets in 2002 and the shift of live race days from the first quarter to the fourth quarter in 2002. The following is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters in 2002 with comparatives for 2001.

LIVE RACE DAYS(1)

                                         Awarded      Awarded
                      Q2   Q2   Q1   Q1    Q3     Q3    Q4     Q4   Total  Total
Largest Racetracks   2002 2001 2002 2001  2002   2001  2002   2001 2002(2) 2001
------------------   ---- ---- ---- ---- ------- ---- ------- ---- ------- -----
Santa Anita Park(3)   15   12   65   66     --    --      4     5      84    83
Golden Gate Fields    --    1   65   66     --    --     39    36     104   103
Bay Meadows           55   56   --   --     23    24     26    27     104   107
Gulfstream Park       16   --   74   63     --    --     --    --      90    63
                     ---  ---  ---  ---    ---   ---    ---   ---   -----   ---
                      86   69  204  195     23    24     69    68     382   356
                     ---  ---  ---  ---    ---   ---    ---   ---   -----   ---
Other Racetracks
----------------
Thistledown           65   61    2   --     61    65     59    61     187   187
Remington Park        33   37    1   22     31    27     48    32     113   118
Great Lakes Downs     37   39   --   --     62    65     19    23     118   127
The Meadows           56   56   51  N/A     61    64     50    50     218   170
Portland Meadows(4)   --  N/A   18  N/A     --   N/A     27    28      45    28
                     ---  ---  ---  ---    ---   ---    ---   ---   -----   ---
                     191  193   72   22    215   221    203   194     681   630
                     ---  ---  ---  ---    ---   ---    ---   ---   -----   ---
TOTAL                277  262  276  217    238   245    272   262   1,063   986
                     ===  ===  ===  ===    ===   ===    ===   ===   =====   ===

(1) Excludes pending acquisitions expected to close in the third and fourth quarters of 2002.

(2) Includes actual live race days for the six months ended June 30, 2002 and awarded live race days for the six months commencing July 1, 2002 and ending December 31, 2002.

(3) Excludes The Oak Tree Meet, which is hosted by the Oak Tree Racing Association at Santa Anita Park.

(4) The live race meet at Portland Meadows concluded early, on February 10, 2002, to enable the necessary steps to be taken in order to bring the facility into compliance with the requirements of the United States Environmental Protection Agency ("EPA"). This resulted in 21 fewer live race days than were awarded in Q1 2002 and 13 fewer live race days than were awarded in Q2 2002. Construction of a storm water retention system acceptable to the EPA has been completed and live racing will resume in October 2002.

Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racing revenues which include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our account wagering systems; the average field size per race; our ability to attract the industry's top horses and trainers; changes in the economy; and the weather.

Revenues from our racetrack operations were $362.3 million for the six months ended June 30, 2002 compared to $313.9 million in the 2001 comparable period, an increase of $48.4 million or 15.4%. Racetrack revenues increased primarily as a result of the additional live race days at Gulfstream Park, improved results at Santa Anita Park, the acquisition of MEC Pennsylvania in the second quarter of 2001 and Multnomah in the fourth quarter of 2001, the lease of Portland Meadows in the third quarter of 2001 and the launch of XpressBet/TM/ into the California market in the first quarter of 2002.

In the six months ended June 30, 2002, gross wagering revenues for our racetracks increased 16.7% to $322.6 million compared to $276.5 million for the comparable 2001 period primarily as a result of the increase in live race days, increased average daily handle at Santa Anita Park, the acquisition of MEC Pennsylvania in the second quarter of 2001, and the launch of XpressBet/TM/ into the California market in the first quarter of 2002. Non-wagering revenues in the six months ended June 30, 2002 increased 6.1% to $39.7 million from $37.5 million in the six months ended June 30, 2001. Non-wagering revenues are primarily comprised of food and beverage sales, program sales, parking revenues and admissions income. The increase in non-wagering revenues was primarily due to the increase in the number of live race days.

Purses, awards and other in the six months ended June 30, 2002 were $204.4 million compared to $173.7 million in the comparable period in 2001. Operating costs increased from $86.3 million in the six months ended June 30, 2001 to $95.2 million in the six months ended June 30, 2002. As a percentage of total racetrack revenues, operating costs decreased from 27.5% in the six months ended June 30, 2001 to 26.3% in the six months ended June 30, 2002. The reduction in operating costs as a percentage of revenues is primarily the result of continued cost savings and other synergies realized on the consolidation of racetracks during the period, partially offset by an increase in insurance costs of approximately $1.8 million and an increase in utility costs of approximately $0.8 million. We anticipate insurance costs to remain at increased levels for at least the balance of the current year.

Racetrack general and administrative expenses were $20.2 million in the six months ended June 30, 2002, compared to $15.2 million in the six months ended June 30, 2001, an increase of $5.0 million. As a percentage of total racetrack revenues, general and administrative expenses increased from 4.9% in the six months ended June 30, 2001 to 5.6% in the six months ended June 30, 2002. The increase is primarily attributable to an increased number of racetracks and higher costs of the corporate head office, which were lower during the six months ended June 30, 2001, as several members of the corporate management team added in 2001 joined late in the second quarter of 2001.

Real estate operations

Revenues from real estate operations decreased $29.2 million to $14.6 million in the six months ended June 30, 2002, compared to the prior year comparable period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from real estate operations decreased to $3.6 million in the six months ended June 30, 2002, compared to $18.7 million in the six months ended June 30, 2001. We generated revenues on the sale of non-core real estate properties of $6.7 million during the six months ended June 30, 2002, resulting in a gain of $2.1 million. We generated revenues and gains of $36.1 million and $17.1 million, respectively, on the sale of non-core real estate properties in the six months ended June 30, 2001. The decrease in EBITDA from real estate operations is primarily attributable to the $15.0 million lower gain on the sale of non-core real estate properties in the current year period.

Predevelopment and other costs

Predevelopment and other costs decreased $0.2 million to $1.6 million for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, as a result of lower activity on certain development projects in the current period.

Depreciation and amortization

Depreciation and amortization decreased $0.7 million from $12.0 million for the six months ended June 30, 2001 to $11.3 million for the six months ended June 30, 2002, primarily as a result of the implementation of Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Intangible Assets ("SFAS 142"). The implementation of SFAS 142 resulted in the cessation of amortization of goodwill and intangible assets that meet the criteria for indefinite life, effective January 1, 2002. The impact of SFAS 142 was to reduce depreciation and amortization expense by $3.2 million from the prior year period, which has been partially offset by increased depreciation and amortization of fixed assets at MEC Pennsylvania and increased depreciation on recent fixed asset additions.

Interest income and expense

Our net interest expense has decreased $2.3 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, which is attributable to the capitalization of interest on certain properties under development in the current period, interest earned on increased cash balances on hand and a reduction of debt.

Income tax provision

We recorded an income tax provision of $13.8 million on income of $33.5 million for the six months ended June 30, 2002, compared to a provision of $16.9 million on income of $41.6 million for the six months ended June 30, 2001. Our effective tax rate has remained relatively constant over both periods at 41.2% and 40.6%, respectively.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Racetrack operations

Revenues from our racetrack operations were $118.3 million for the three months ended June 30, 2002, compared to $99.0 million in the 2001 comparable period, an increase of $19.3 million or 19.5%. Racetrack revenues increased primarily as a result of additional live race days at Gulfstream Park and Santa Anita Park, the acquisition of Multnomah in the fourth quarter of 2001 and the launch of XpressBet/TM/ into the California market in the first quarter of 2002.

Purses, awards and other in the three months ended June 30, 2002 were $63.8 million compared to $51.5 million in the comparable period in 2001. Operating costs increased from $35.3 million in the three months ended June 30, 2001 to $39.9 million in the comparable 2002 period. As a percentage of total racetrack revenues, operating costs decreased from 35.6% in the three months ended June 30, 2001 to 33.7% in the three months ended June 30, 2002. The decrease in operating costs as a percentage of revenues is primarily the result of continued cost savings and other synergies realized on the consolidation of racetracks during the period partially offset by an increase in insurance costs of approximately $1.1 million and an increase in utility costs of approximately $0.5 million. We anticipate insurance costs to remain at increased levels for at least the balance of the current year.

Racetrack general and administrative expenses were $9.6 million in the three months ended June 30, 2002, compared to $7.3 million in the three months ended June 30, 2001, an increase of $2.3 million. As a percentage of total racetrack revenues, general and administrative expenses increased from 7.3% in the three months ended June 30, 2001 to 8.1% in the three months ended June 30, 2002. The increase is primarily attributable to the increased number of racetracks and higher costs of the corporate head office.

Real estate operations

Revenues from real estate operations decreased $4.3 million to $9.8 million in the three months ended June 30, 2002, compared to the prior year comparable period. EBITDA from real estate operations decreased to $2.6 million in the three months ended June 30, 2002, compared to $6.1 million in the three months ended June 30, 2001. The decrease in EBITDA is primarily attributable to the lower gain on the sale of non-core real estate properties in the three months ended June 30, 2002 compared to the prior year period.

Depreciation and amortization

Depreciation and amortization decreased by $0.7 million to $5.9 million for the three months ended June 30, 2002, primarily as a result of the implementation of SFAS 142, which resulted in the cessation of amortization of goodwill and intangible assets that meet the indefinite life criteria. The impact of SFAS 142 was to reduce depreciation and amortization expense by $1.8 million from the prior year comparable period, which has been partially offset by increased depreciation and amortization on recent fixed asset additions.

Interest income and expense

Our net interest expense decreased $0.9 million in the three months ended June 30, 2002, compared to the three months ended June 30, 2001 due to the capitalization of interest on certain properties under development in the current quarter, interest earned on increased cash balances on hand and a reduction of debt.

Income tax provision

We recorded an income tax provision of $0.8 million on income of $1.8 million for the three months ended June 30, 2002, compared to a provision of $1.5 million on income of $3.7 million for the three months ended June 30, 2001. Our effective tax rate has increased from 39.7% in the prior year period to 41.4% in the current period.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $176.7 million and total shareholders' equity of $743.0 million compared to $39.2 million and $567.9 million at December 31, 2001, respectively. In addition, we had $85.0 million of available credit facilities that were not utilized at June 30, 2002.

For the six months ended June 30, 2002, we invested $33.8 million in real estate property and fixed asset additions. We anticipate total capital expenditures of approximately $90.0 million for the year ending December 31, 2002. The capital expenditures in 2002 include $11.5 million related to maintenance capital improvements at our racetracks and strategic capital investments of $58.1 million, which includes the Palm Meadows training center to support our Gulfstream Park operations, our Austrian racetrack and other racetrack property enhancements. We also expect to invest $3.5 million in our account wagering operations, including the telephone and Internet, and our television initiatives, the purchase of real estate for $9.7 million and the completion of the Aurora Golf course for $7.2 million.

We currently have non-core real estate for sale at an aggregate book value of $36.0 million that we expect to sell over the next 6 to 18 months at amounts equal to or greater than book value.

Operating activities

Cash provided by operating activities was $30.3 million for the six months ended June 30, 2002, compared to $23.7 million for the comparable period in the prior year. The increase from the comparable 2001 period was due to higher net income after giving effect to non-cash items, partially offset by an increased investment in non-cash working capital balances.

Investing activities

Cash used in investing activities for the six months ended June 30, 2002 was $30.0 million, including investments of $33.8 million in real estate property and fixed asset additions and $3.0 million of other asset additions, partially offset by $6.8 million of proceeds received on the sale of non-core real estate. Cash used in investing activities for the six months ended June 30, 2001 was $4.3 million, including $16.4 million invested in real estate property and fixed asset additions and $21.0 million invested on the acquisition of MEC Pennsylvania in April 2001, partially offset by $33.1 million of proceeds on the sale of non-core real estate and other assets.

MEC has contracted to purchase Lone Star Park at Grand Prairie, Flamboro Downs and a majority interest in the Maryland Jockey Club. These transactions are expected to close, subject to regulatory and other approvals, in the second half of 2002. Cash requirements to complete these acquisitions total approximately $170.0 million, which will be funded from cash on hand and with utilization of our credit facilities.

Financing activities

Cash provided from financing activities was $133.8 million for the six months ended June 30, 2002 related to the issuance of share capital for $142.4 million, partially offset by the repayment of long-term debt of $8.6 million. For the six months ended June 30, 2001, cash provided by financing activities was $1.5 million. During the six months ended June 30, 2001, we received net proceeds on long term debt of $8.7 million and $0.4 million on the issuance of share capital, which were partially offset by the repayment of $7.6 million of bank indebtedness.

For the balance of the year, repayments of long term debt will aggregate approximately $10.0 million.

Accounting Developments

Effective January 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill and other intangible assets that meet the criteria for indefinite life are no longer amortized but are subject to an annual impairment test. We completed the required initial impairment test during the first quarter of 2002 and determined that the value of our racing licenses was not impaired.

For the six months ended June 30, 2001, application of the non-amortization provision of SFAS 142 would have resulted in an increase in net income of $1.9 million and diluted earnings per share of $0.02.

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

Forward-looking Statements

This Management's Discussion and Analysis of Results of Operations and Financial Position contains forward-looking statements as defined by the U.S. Securities Act of 1933 and the U.S. Securities Act of 1934. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant's 2002 Annual Meeting of Stockholders was held on April 18, 2002. Proxies were solicited by the Registrant's Board of Directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. Voting results for each nominee were as follows:

                                  Votes
                     Votes For     Against      Abstain
Jerry D. Campbell    72,419,727         637     61,015
William G. Davis     72,420,219          88     61,072
Peter M. George      72,419,862          22     61,495
Joseph W. Harper     72,420,342          22     61,015
J. Terrence Lanni    72,420,342          22     61,015
F. Jack Liebau       72,419,662         702     61,015
Edward C. Lumley     72,419,510          87     61,782
Jim McAlpine         70,210,708   2,209,636     61,035
James Nicol          72,419,662         702     61,015
Gino Roncelli        72,227,167     192,697     61,515
Frank Stronach       70,130,199   2,289,685     61,495
John C. York II      72,418,021         637     62,721

The proposal in respect of the ratification of the Board of Directors' appointment of Ernst & Young, LLP, certified public accountants, as the Registrant's auditors for the fiscal year ending December 31, 2002 was approved by a majority of votes of the shares of the Registrant's Class A Subordinate Voting Stock and Class B Stock represented at the meeting:
72,389,720 shares were voted in favor of the proposal, 52,566 were voted against; and 39,093 abstained.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  See exhibit index on page 20.

(b) Reports on Form 8-K

Date                                Items Reported and Financial Statements Filed
----                                ---------------------------------------------
May 3, 2002            Financial results for the first quarter ended March 31, 2002, including
(filed: May 7, 2002)   the Consolidated Statements of Operations and Comprehensive Income,
                       Condensed Consolidated Statements of Cash Flows and Condensed
                       Consolidated Balance Sheets of the Registrant as at and for the three months ended March 31, 2002.

June 7, 2002           The Registrant entered into an agreement to acquire all of the shares of
(filed: June 7, 2002)  Flamboro Downs Holdings Limited, the owner and operator of Flamboro
                       Downs, a harness racetrack located near Hamilton, Ontario, 45 miles west of Toronto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAGNA ENTERTAINMENT CORP.
                                        (Registrant)


                                        by:           /s/Graham J. Orr
                                            ----------------------------------
                                            Graham J. Orr, Executive Vice-
                                            President
                                            and Chief Financial Officer

                                        by:           /s/Gary M. Cohn
                                            -----------------------------------
                                            Gary M. Cohn, Vice-President,
                                            Special
                                            Projects and Secretary

Date: August 13, 2002

                                 EXHIBIT INDEX

Number  Description                                                                                    Pages
3.1     Restated Certificate of Incorporation of the Registrant                                              *
3.2     By-laws of the Registrant                                                                            *
10      Credit Agreement between the Registrant and Bank of Montreal, et al., dated as of May 1, 2002 22 to 95
99      Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code       96 to 97

* Incorporated by reference to the corresponding exhibit number of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File Number 333-94791).