Form 10-Q
period 2002-09-30
MAGNA ENTERTAINMENT CORP
filed 2002-11-14
CIK 1093273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2002

                        Commission File Number: 000-30578





                            MAGNA ENTERTAINMENT CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                           98-0208374
-------------------------------------   --------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)



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

                      Yes [X]            No [ ]

The Registrant had 46,871,764 shares of Class A Subordinate Voting Stock outstanding as of October 31, 2002. In addition, as of October 31, 2002, there were 14,823,187 Exchangeable Shares of the Registrant's subsidiary, MEC Holdings (Canada) Inc., issued and outstanding, each of which is exchangeable for one share of the Registrant's Class A Subordinate Voting Stock, of which 1,770,067 Exchangeable Shares remain unexchanged.

                            MAGNA ENTERTAINMENT CORP.
                                    I N D E X

                                                                                                PAGES
PART I - FINANCIAL INFORMATION
    Item 1.       Financial Statements
                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three and nine month periods ended September 30, 2002 and 2001         3

                  Condensed Consolidated Statements of Cash Flows for the three and
                  nine month periods ended September 30, 2002 and 2001                           4

                  Condensed Consolidated Balance Sheets at September 30, 2002 and
                  December 31, 2001                                                              5

                  Notes to the Consolidated Financial Statements (Unaudited)                     6 - 11

    Item 2.       Management's Discussion and Analysis of Results of Operations and
                  Financial Position                                                             12 - 21

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk                     21

    Item 4.       Controls and Procedures                                                        21

PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                                              21

    Item 2.       Changes in Securities and Use of Proceeds                                      21

    Item 3.       Defaults Upon Senior Securities                                                21

    Item 4.       Submission of Matters to a Vote of Security Holders                            21

    Item 5.       Other Information                                                              21

    Item 6.       Exhibits and Reports on Form 8-K                                               21

Signatures                                                                                       22

Certifications                                                                                   23 - 24

Exhibit Index                                                                                    25

Exhibits                                                                                         26 - 30


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
-------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands, except per share figures]
-------------------------------------------------------------------------------


                                                                    Three months ended          Nine months ended
                                                                ----------------------     ----------------------
                                                                Sept. 30,     Sept.30,     Sept.30,      Sept.30,
                                                                     2002         2001         2002          2001
                                                                ---------     --------     --------      --------
Revenues
Racetrack
  Gross wagering                                                 $ 46,486     $  45,085    $369,089      $321,574
  Non-wagering                                                     11,842        13,394      51,588        50,850
                                                                ---------     ---------    --------      --------
                                                                   58,328        58,479     420,677       372,424
                                                                ---------     ---------    --------      --------
Real estate
  Sale of real estate                                               1,725         1,091       8,466        37,236
  Rental and other                                                  5,380         6,262      13,257        13,890
                                                                ---------     ---------    --------      --------
                                                                    7,105         7,353      21,723        51,126
                                                                ---------     ---------    --------      --------
                                                                   65,433        65,832     442,400       423,550
                                                                =========     =========    ========      ========

Costs and expenses
Racetrack
  Purses, awards and other                                         25,740        24,509     230,100       198,217
  Operating costs                                                  36,202        31,686     131,425       117,947
  General and administrative                                        7,335         6,172      27,519        21,402
                                                                ---------     ---------    --------      --------
                                                                   69,277        62,367     389,044       337,566
                                                                ---------     ---------    --------      --------
Real estate
  Cost of real estate sold                                          1,759         1,054       6,381        20,147
  Operating costs                                                   4,744         4,466      10,105         9,882
  General and administrative                                          803           282       1,814           829
                                                                ---------     ---------    --------      --------
                                                                    7,306         5,802      18,300        30,858
                                                                ---------     ---------    --------      --------
Predevelopment and other costs                                         70           488       1,694         2,310
Depreciation and amortization                                       5,414         7,376      16,684        19,360
Interest (income) expense, net                                       (121)          282        (307)        2,360
                                                                ---------     ---------    --------      --------
                                                                   81,946        76,315     425,415       392,454
                                                                ---------     ---------    --------      --------
Income (loss) before income taxes                                 (16,513)      (10,483)     16,985        31,096
Income tax provision (benefit)                                     (6,771)       (4,256)      7,030        12,618
                                                                ---------     ---------    --------      --------
Net income (loss)                                                  (9,742)       (6,227)      9,955        18,478
Other comprehensive income (loss)
  Foreign currency translation adjustment                          (3,462)        2,974       9,637        (5,982)
                                                                ---------     ---------    --------      --------
Comprehensive income (loss)                                     $ (13,204)     $ (3,253)   $ 19,592      $ 12,496
                                                                =========     =========    ========      ========
Earnings (loss) per share of Class A Subordinate
  Voting Stock, Class B Stock or Exchangeable Share:

      Basic                                                     $   (0.09)    $   (0.07)   $   0.10      $   0.23
      Diluted                                                   $   (0.09)    $   (0.07)   $   0.10      $   0.22
                                                                =========     =========    ========      ========
Average number of shares of Class A Subordinate
  Voting Stock, Class B Stock and Exchangeable
  Shares outstanding during the period [in thousands]:
      Basic                                                       107,107        83,719      98,643        82,107
      Diluted                                                     107,128        83,977      99,453        82,439
                                                                =========     =========    ========      ========


MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars in thousands]
-------------------------------------------------------------------------------


                                                                    Three months ended          Nine months ended
                                                                ----------------------     ----------------------
                                                                Sept. 30,     Sept.30,     Sept.30,      Sept.30,
                                                                     2002         2001         2002          2001
                                                                ---------     --------     --------      --------
Cash provided from (used for):

OPERATING ACTIVITIES
Net income (loss)                                              $  (9,742)     $ (6,227)    $   9,955        $18,478
Items not involving current cash flows                             2,643         6,857        14,218         (4,476)
                                                                ---------     --------      --------        -------
                                                                  (7,099)          630        24,173         14,002
Changes in non-cash items related to operations                   (4,089)       (3,956)       (5,057)         6,357
                                                                ---------     --------      --------        -------
                                                                 (11,188)       (3,326)       19,116         20,359
                                                                ---------     --------      --------        -------

INVESTMENT ACTIVITIES
Acquisition of business, net of cash                                (594)            -          (594)       (21,035)
Real estate property and fixed asset additions                   (38,003)       (9,111)      (71,822)       (25,494)
Other asset additions                                            (10,306)         (530)      (13,340)          (366)
Proceeds on sale of real estate                                    2,284         3,888         9,109         36,793
                                                                ---------     --------      --------        -------
                                                                 (46,619)       (5,753)      (76,647)       (10,102)
                                                                ---------     --------      --------        -------

FINANCING ACTIVITIES
Decrease in bank indebtedness                                          -             -             -         (7,609)
(Repayment of) increase in long-term debt, net                      (959)       (1,090)       (9,519)         7,571
Issuance of share capital                                             29            33       142,393            476
                                                                ---------     --------      --------        -------
                                                                    (930)       (1,057)      132,874            438
                                                                ---------     --------      --------        -------

Effect of exchange rate changes on cash
  and cash equivalents                                              (231)        1,811         3,197            186
                                                                ---------     --------      --------        -------
Net increase (decrease) in cash and cash equivalents
  during the period                                              (58,968)       (8,325)       78,540         10,881
Cash and cash equivalents, beginning of period                   176,720        51,182        39,212         31,976
                                                                ---------     --------      --------        -------
Cash and cash equivalents, end of period                        $117,752       $42,857      $117,752        $42,857
                                                                ========      ========      ========        =======

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
[Unaudited]
[U.S. dollars and share amounts in thousands]
-------------------------------------------------------------------------------


                                                             September 30,    December 31,
                                                                      2002            2001
                                                             -------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $117,752        $  39,212
   Restricted cash                                                  7,260           18,782
   Accounts receivable                                             36,116           33,101
   Prepaid expenses and other                                       6,098            5,162
                                                                 --------        ---------
                                                                  167,226           96,257
                                                                 --------        ---------
Real estate properties and fixed assets, net                      631,128          574,677
                                                                 --------        ---------
Other assets, net                                                 189,124          179,665
                                                                 --------        ---------
Future tax assets                                                   3,685            3,657
                                                                 --------        ---------
                                                                 $991,163         $854,256
                                                                 ========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other liabilities                       $  62,203        $  78,337
   Income taxes payable                                               892            1,312
   Long-term debt due within one year                              18,671           18,133
                                                                 --------        ---------
                                                                   81,766           97,782
                                                                 --------        ---------
Long-term debt                                                     58,549           67,768
                                                                 --------        ---------
Other long-term liabilities                                         5,334            2,576
                                                                 --------        ---------
Future tax liabilities                                            115,675          118,276
                                                                 --------        ---------

Shareholders' equity:
Capital stock issued and outstanding -
   Class A Subordinate Voting Stock
      (issued:  2002 - 46,818; 2001 - 23,324)                     303,290          157,633
   Exchangeable Shares (issued:  2002 - 1,824; 2001 - 2,263)       13,536           16,800
   Class B Stock (issued:  2002 and 2001 - 58,466)                394,094          394,094
Contributed surplus                                                 7,290            7,290
Retained earnings                                                  21,429           11,474
Accumulated comprehensive loss                                     (9,800)         (19,437)
                                                                 --------        ---------
                                                                  729,839          567,854
                                                                 --------        ---------
                                                                 $991,163         $854,256
                                                                 ========        =========




                            MAGNA ENTERTAINMENT CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company's racetrack business is seasonal in nature. The Company's racetrack revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. A disproportionate share of annual revenues and net income are earned in the first quarter of each year.

2. Accounting Change, Acquisitions and Pro-Forma Impact

   a)    Accounting Change

         Effective January 1, 2002, the Company implemented Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning January 1, 2002. The Company completed the required initial impairment test during the first quarter of 2002 and determined that the value of its racing licenses was not impaired. As at September 30, 2002, racing licenses with a net book value of $167.6 million are included in Other Assets on the balance sheet.

   b)    Acquisitions

         On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania, Inc. ("Ladbroke") and Sport Broadcasting, Inc. ("SBI"). On October 26, 2001, the Company acquired all the outstanding capital stock of MKC Acquisition Co. ("MKC"), operating as Multnomah Greyhound Park. Both of these acquisitions are fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2001. As a result of the timing of these acquisitions, the results of operations of MKC are not included in the Company's results for the three and nine month periods ended September 30, 2001 and the results of operations of Ladbroke are not included for the first quarter of 2001.

    c)  Impact of Accounting Change and Acquisitions

        The pro-forma impact of the implementation of SFAS 142 and our acquisitions is as follows (in thousands, except per share figures):


                                                          Three months ended               Nine months ended
                                                             September 30,                   September 30,
                                                         ----------------------           ---------------------
         Revenues                                         2002              2001           2002          2001
                                                         -------           -------       --------      --------
         Revenues as reported                            $65,433           $65,832       $442,400      $423,550
         Restatement for acquisitions                          -             5,032              -        28,280
                                                         -------           -------       --------      --------

         Pro-forma revenues                              $65,433           $70,864       $442,400      $451,830
                                                         =======           =======       ========      ========

         Pro-forma revenues excluding
            proceeds on the sale of real estate          $63,708           $69,773       $433,934      $414,594
                                                         =======           =======       ========      ========




                                                          Three months ended                Nine months ended
                                                             September 30,                    September 30,
                                                         ----------------------           ---------------------
         Net Income                                       2002              2001           2002          2001
                                                         -------           -------       --------      --------
         Net income (loss) as reported                   $(9,742)          $(6,227)        $9,955       $18,478
         Restatement for change in
            intangible assets amortization                     -             1,411              -         3,352
         Restatement for acquisitions                          -               332              -          (810)
                                                         -------           -------       --------      --------
         Pro-forma net income (loss)                     $(9,742)          $(4,484)        $9,955       $21,020
                                                         =======           =======       ========      ========

         Pro-forma net income (loss) excluding
            gains on the sale of real estate             $(9,722)          $(4,506)        $8,733       $10,865
                                                         =======           =======       ========      ========




                                                           Three months ended               Nine months ended
                                                              September 30,                   September 30,
         Basic and Diluted                               ----------------------           ---------------------
         Earnings per Share                                2002             2001           2002          2001
                                                         -------           -------       --------      --------
         Earnings (loss) per share as reported
              Basic                                       $(0.09)          $(0.07)          $0.10         $0.23
              Diluted                                      (0.09)           (0.07)           0.10          0.22
         Restatement for change in
            intangible assets amortization                     -             0.02               -          0.04
         Restatement for acquisitions                          -                 -              -         (0.01)
                                                         -------           -------       --------      --------

         Pro-forma earnings (loss) per share
              Basic                                       $(0.09)          $(0.05)          $0.10         $0.26
              Diluted                                      (0.09)           (0.05)           0.10          0.25
                                                         =======           =======       ========      ========

         Pro-forma basic and diluted earnings
            (loss) per share excluding gains on
            the sale of real estate                       $(0.09)          $(0.05)          $0.09         $0.13
                                                         =======           =======       ========      ========


3. Capital Stock

Changes in Class A Subordinate Voting Stock, Exchangeable Shares and Class B Stock for the nine months ended September 30, 2002 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):


                                       Class A Subordinate             Exchangeable
                                          Voting Stock                    Shares                     Class B Stock
                                     ------------------------    -------------------------     ------------------------
                                      Number of      Stated        Number of     Stated          Number of     Stated
                                       Shares         Value         Shares        Value            Shares       Value
                                     -----------    ---------    -----------   ----------       ----------  -----------
Issued and outstanding at
     December 31, 2001                    23,324     $157,633          2,263      $16,800           58,466     $394,094
Issued under the Plan                         43          251              -            -                -            -
Conversion of Exchangeable
     Shares to Class A
     Subordinate Voting Stock                282        2,093           (282)      (2,093)               -            -
                                     -----------    ---------    -----------   ----------       ----------  -----------
Issued and outstanding at
     March 31, 2002                       23,649     $159,977          1,981      $14,707           58,466     $394,094
                                     ===========    =========    ===========   ==========       ==========  ===========
Issued on completion of
     public offering(i)                   23,000     $142,084              -            -                -            -
Issued on exercise of stock options
Conversion of Exchangeable                     6           29              -            -                -            -
     Shares to Class A
     Subordinate Voting Stock                132          981           (132)        (981)               -            -
                                     -----------    ---------    -----------   ----------       ----------  -----------
Issued and outstanding at
     June 30, 2002                        46,787     $303,071          1,849      $13,726           58,466     $394,094
                                     ===========    =========    ===========   ==========       ==========  ===========
Issued on exercise of stock options
Conversion of Exchangeable                     6           29              -            -                -            -
     Shares to Class A
     Subordinate Voting Stock                 25          190            (25)        (190)               -            -
                                     -----------    ---------    -----------   ----------       ----------  -----------
Issued and outstanding at
     September 30, 2002                   46,818     $303,290          1,824      $13,536           58,466     $394,094
                                     ===========    =========    ===========   ==========       ==========  ===========


(i) On April 10, 2002, the Company completed a public offering of 23 million shares of its Class A Subordinate Voting Stock, at a price to the public of U.S. $6.65 per share in the United States, or Cdn. $10.60 per share in Canada. Expenses of the issue of approximately $10.9 million have been netted against the cash proceeds.

The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.9 million shares are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended September 30, 2002, 6,000 shares were issued on the exercise of stock options under the Plan. During the nine months ended September 30, 2002, 54,900 shares were issued under the Plan, including 12,000 shares issued on the exercise of stock options.

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

During the nine months ended September 30, 2002, 137,500 stock options were granted, 12,000 stock options were exercised and 17,000 stock options were cancelled. At September 30, 2002, there were 4,561,833 options outstanding with the exercise price of the options ranging from $3.91 to $9.43 and an average exercise price of $6.08.

There were 3,632,696 options exercisable at September 30, 2002 with an average exercise price of $5.98.

4. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands except per share amounts):



                                                Three months ended                            Nine months ended
                                                   September 30,                                September 30,
                                    -----------------------------------------  ---------------------------------
                                           2002                 2001               2002              2001
                                    -------------------   -----------------   --------------    ----------------
Net Income (Loss)                       $(9,742)              $(6,227)            $9,955             $18,478
                                    ===================   =================   ===============    ================
                                      Basic    Diluted     Basic    Diluted   Basic   Diluted    Basic    Diluted
Weighted Average Shares
Outstanding:
     Class A Subordinate
     Voting Stock                     46,801    46,822    20,496    20,754   38,213    39,023    17,001    17,333
     Class B Stock                    58,466    58,466    58,466    58,466   58,466    58,466    58,466    58,466
     Exchangeable Shares               1,840     1,840     4,757     4,757    1,964     1,964     6,640     6,640
                                     -------   -------   -------    ------   ------    ------    ------    ------
                                     107,107   107,128    83,719    83,977   98,643    99,453    82,107    82,439
                                     =======   =======    ======    ======   ======    ======    ======    ======
Earnings (Loss) Per Share             $(0.09)   $(0.09)   $(0.07)   $(0.07)   $0.10     $0.10     $0.23     $0.22
                                     =======   =======    ======    ======   ======    ======    ======    ======


5.  Commitments and Contingencies

    a) Although the Company is considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), it has deferred a decision on the project at the present time. Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at September 30, 2002 of the assets that would be demolished if the Gulfstream Park Redevelopment were to be completed is approximately $23.0 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

    b) On July 15, 2002, the Company entered into agreements to acquire a majority interest in Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey Club" ("MJC"). Under the terms of the agreements, the Company will be purchasing a 51% equity and voting interest in The Maryland Jockey Club of Baltimore City, Inc., the owner of Pimlico Race Course, a 51% voting interest and a 58% equity interest on a fully diluted basis in Laurel Racing Assoc., Inc., the general partner and manager of Laurel Racing Association Limited Partnership ("LRALP"), the owner of Laurel Park, and the entire limited partnership interest in LRALP. Each of the general partner and limited partner of LRALP is entitled to 50% of the profits or losses of LRALP. All of these interests are being acquired for an aggregate price of approximately $50.6 million in cash, subject to normal closing adjustments. In addition, the Company has agreed to purchase options from the De Francis family to buy their voting and equity interests in MJC, which represent all of the minority interests, at any time during the period starting 48 months and ending 60 months after the closing of the transaction. The Company has also granted the De Francis family the right to sell such interests to the Company at any time during the first five years after the closing. In consideration for its options, the Company has agreed to pay $18.4 million on closing and an additional $18.3 million on exercise of the options, subject to an interest adjustment. The closing of the transaction is expected to occur in the fourth quarter of 2002, subject to regulatory approvals and legislative review.

6. Segment Information

The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racetrack and real estate and other operations. The racetrack segment includes the operation of eight thoroughbred racetracks, one standardbred racetrack, one greyhound track and one horse boarding and training center. In addition, the racetrack segment includes off-track betting ("OTB") facilities and a national account wagering business. The real estate and other operations segment includes the operation of two golf courses and related facilities, a residential housing development adjacent to our golf course located in Austria and other real estate holdings.

The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The following summary presents key information by operating segment (in thousands):

                     Three months ended September 30, 2002

                                                                  Real Estate
                                                 Racetrack         and Other
                                                 Operations        Operations          Total
                                                ------------      ------------      ------------
Revenues                                        $     58,328       $     7,105      $     65,433
                                                ============      ============      ============

Loss before income taxes                        $    (15,547)      $      (966)     $    (16,513)
                                                ============      ============      ============

Real estate property and fixed asset additions  $     36,244       $     1,759      $     38,003
                                                ============      ============      ============


                     Three months ended September 30, 2001

                                                                  Real Estate
                                                 Racetrack         and Other
                                                 Operations        Operations          Total
                                                ------------      ------------      ------------
Revenues                                        $     58,479       $     7,353      $     65,832
                                                ============      ============      ============

Income (loss) before income taxes               $    (11,942)      $     1,459      $    (10,483)
                                                ============      ============      ============

Real estate property and fixed asset additions  $      5,868       $     3,243      $      9,111
                                                ============      ============      ============

                      Nine months ended September 30, 2002

                                                                  Real Estate
                                                 Racetrack         and Other
                                                 Operations        Operations          Total
                                                ------------      ------------      ------------

Revenues                                        $    420,677       $    21,723      $    442,400
                                                ============      ============      ============

Income before income taxes                      $     15,457       $     1,528      $     16,985
                                                ============      ============      ============

Real estate property and fixed asset additions  $     67,359       $     4,463      $     71,822
                                                ============      ============      ============

                      Nine months ended September 30, 2001

                                                                  Real Estate
                                                 Racetrack         and Other
                                                 Operations        Operations          Total
                                                ------------      ------------      ------------
Revenues                                        $    372,424       $    51,126      $    423,550
                                                ============      ============      ============

Income before income taxes                      $     11,728       $    19,368      $     31,096
                                                ============      ============      ============

Real estate property and fixed asset additions  $     17,706       $     7,788      $     25,494
                                                ============      ============      ============

7. Subsequent Events

    a) On October 11, 2002, the Company entered into an amending agreement to increase its senior unsecured revolving credit facility from $75.0 million to $100.0 million. The credit facility has a term of one year, which expires on October 10, 2003, and may be extended with the consent of both parties.

    b) On October 18, 2002, the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located near Hamilton, Ontario, 45 miles west of Toronto, were acquired by Ontario Racing Inc. ("ORI"). ORI is a former subsidiary of MEC that is presently owned by an employee of MEC. Five days after the Company receives all necessary regulatory approvals for the acquisition of Flamboro Downs, the shares of ORI will be transferred to the Company. Approval is expected to occur within 90 days. The Company will equity account for these operations until the necessary regulatory approvals are obtained.

        Flamboro Downs also houses a gaming facility with 750 slot machines operated by the Ontario Lottery and Gaming Corporation. Pursuant to an agreement with the Ontario Lottery and Gaming Corporation, Flamboro Downs receives 20% of the "net win" (slot machine revenues minus payout to slot players), with one-half of that amount distributed as purses and the other half being retained by Flamboro Downs. The purchase price, net of cash, was $55.2 million and was satisfied by vendor take-back notes of approximately $36.4 million with the remainder paid in cash. MEC has guaranteed the vendor take-back notes and funded the cash portion of the purchase price.

    c) On October 23, 2002, the Company completed the acquisition of substantially all the operations and related assets of Lone Star Park at Grand Prairie, a Thoroughbred and American Quarter Horse racetrack located near Dallas, Texas. The acquired assets include the rights under a long-term lease of Lone Star Park and a related purchase option exercisable at termination of the lease in 2027. The purchase price of the acquisition was satisfied by the payment of approximately $81.0 million in cash and the assumption of certain liabilities, including the Lone Star Park capital lease obligation of approximately $19.0 million.

    d) On October 31, 2002, the Board of Directors of the Company's subsidiary, MEC Holdings (Canada) Inc., called for the redemption of all of its outstanding Exchangeable Shares, other than those currently held by the Company or another subsidiary of the Company, on December 30, 2002. The consideration for this redemption will be provided by the Company, which has announced that it has elected to exercise its Redemption Call Right to purchase the Exchangeable Shares to be redeemed, by issuing in exchange one share of Class A Subordinate Voting Stock of the Company for each such Exchangeable Share. As such, the proposed redemption will not require any expenditure of cash on the part of the Company or MEC Holdings (Canada) Inc.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with the unaudited consolidated financial statements included in this report.

Overview

Magna Entertainment Corp. ("MEC", "we" or the "Company") is the leading owner and operator of thoroughbred racetracks in the United States, based on revenue, and a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. At September 30, 2002, we operated eight thoroughbred racetracks, one standardbred racetrack and one greyhound track, as well as the simulcast wagering venues at these tracks. On October 23, 2002, MEC completed the acquisition of Lone Star Park at Grand Prairie, a Thoroughbred and American Quarter Horse racetrack located near Dallas, Texas. In addition, on October 18, 2002, Ontario Racing Inc. ("ORI") acquired Flamboro Downs, a Harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, Ontario. ORI is a former subsidiary of MEC that is presently owned by an employee of MEC. Five days after the Company receives all necessary regulatory approvals for the acquisition of Flamboro Downs, the shares of ORI will be transferred to the Company. These approvals are expected to be received by January 2003. As previously reported, on July 15, 2002, MEC entered into agreements, subject to regulatory approvals and legislative review, to acquire a majority interest in Pimlico Race Course and Laurel Park, which are operated under the trade name of "The Maryland Jockey Club". On November 13, 2002, the Maryland Racing Commission unanimously approved the transaction. The transaction is scheduled to be considered for approval by the Virginia Racing Commission on November 20, 2002. Pending this final regulatory approval, the transaction is expected to close in late November or early December 2002. We have also commenced development of a horse racetrack on property located approximately 15 miles south of Vienna, Austria. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet(TM), which permit customers to place wagers by telephone and over the Internet on horse races run at up to 65 racetracks in North America. We also have a one-third ownership interest in Racetrack Television Network, LLC ("RTN"), a venture formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. MEC also owns and operates HorseRacing TV(TM), a new television channel focused exclusively on horse racing that we launched on RTN in July 2002. While HorseRacing TV(TM) is currently shown only on RTN, we are in discussions with cable and satellite operators with the goal of achieving broader distribution of HorseRacing TV(TM). To support certain of our thoroughbred racetracks, we own a horse training center situated approximately 45 miles north of San Diego, California, and we are currently developing a second thoroughbred training center in Palm Beach County, Florida. We are also exploring the development of real estate on the land surrounding certain of our racetracks. These real estate projects could be pursued in conjunction with developers who would be expected to provide marketing and development expertise and the necessary financing. In addition to our racetracks, we own a significant real estate portfolio which includes a golf course and related recreational facilities and a gated residential community under development in Austria and in Canada and other real estate in the United States, Canada and Austria. While we are exploring the development of some of our real estate, we intend to continue to sell our non-core real estate in order to generate additional capital to grow and enhance our racing business.

The lease of our Bay Meadows property expires on December 31, 2002. The Company is currently in discussions with the landlord to extend the lease for at least one year at market rent and expects to finalize an extension prior to year-end.

In response to the current controversy regarding the alleged manipulation of certain multi-leg wagers, such as "Pick 6" bets, the Company is currently reviewing its practices and certain of its suppliers' practices in cooperation with other racetrack operators, industry associations, regulators and others. The results of the current investigations concerning these wagers and the growing concern over late posting of odds changes may cause a decline in bettor confidence and could result in changes to legislation, regulation, or industry practices, which could materially adversely impact the amount wagered on horse racing.

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

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Racetrack operations

In the nine months ended September 30, 2002, we operated our four largest racetracks for an additional 26 live race days compared to the prior year period. The overall increase in live race days at those racetracks is attributable to the 27 additional awarded race days at Gulfstream Park, two additional awarded race days at Santa Anita Park and two fewer live race days at Golden Gate Fields and one fewer live race day at Bay Meadows due to the timing of their race meets. Our other racetracks operated an additional 32 live race days in the nine-month period ended September 30, 2002, compared to the prior year period, primarily due to the acquisition of The Meadows in April 2001, the lease of Portland Meadows in July 2001 and the timing of the live race meet at Thistledown, partially offset by a decrease in live race days at Remington Park as a result of our desired change from three race meets in 2001 to two race meets in 2002, the shift of live race days at Remington Park from the first quarter to the fourth quarter in 2002 and management's decision to reduce the number of live race days at Great Lakes Downs. The following is a schedule of our actual live race days by racetrack for the first, second and third quarters and awarded live race days for the fourth quarter in 2002 with comparatives for 2001.

LIVE RACE DAYS(1)

                                                                          Q3      Awarded
                            Q3             Q2              Q1            YTD        Q4       Q4      Total     Total
                       ------------   ------------    -----------    -----------  -------   ----    -------    -----
Largest Racetracks      2002  2001     2002   2001   2002    2001   2002    2001    2002     2001     2002(2)   2001
                        ----  ----     ----   ----   ----    ----   ----    ----    ----     ----     ----      ----

Santa Anita Park (3)       -     -       15     12     65      66     80      78       4        5       84        83
Golden Gate Fields         -     -        -      1     65      66     65      67      39       36      104       103
Bay Meadows               24    24       55     56      -       -     79      80      26       27      105       107
Gulfstream Park            -     -       16      -     74      63     90      63       -        -       90        63
Lone Star Park(4)        N/A   N/A      N/A    N/A    N/A     N/A    N/A     N/A      23      N/A       23       N/A
                        ----  ----     ----   ----   ----    ----   ----    ----    ----     ----    -----      ----
                          24    24       86     69    204     195    314     288      92       68      406       356
                        ----  ----     ----   ----   ----    ----   ----    ----    ----     ----    -----      ----
Other Racetracks

Thistledown               61    65       65     61      2       -    128     126      59       61      187       187
Remington Park            30    27       33     37      1      22     64      86      48       32      112       118
Great Lakes Downs         62    65       37     39      -       -     99     104      19       23      118       127
The Meadows               52    64       56     56     51     N/A    159     120      50       50      209       170
Portland Meadows(5)        -     -        -    N/A     18     N/A     18       -      27       28      45         28
                        ----  ----     ----   ----   ----    ----   ----    ----    ----     ----    -----      ----
                         205   221      191    193     72      22    468     436     203      194      671       630
                        ----  ----     ----   ----   ----    ----   ----    ----    ----     ----    -----      ----

TOTAL                    229   245      277    262    276     217    782     724     295      262    1,077       986
                        ====  ====     ====   ====   ====    ====   ====    ====    ====     ====    =====      ====

(1) Excludes Flamboro Downs and the pending acquisition of a majority interest in The Maryland Jockey Club.

(2) Includes actual live race days for the nine months ended September 30, 2002 and awarded live race days for the three months commencing October 1, 2002 and ending December 31, 2002.

(3) Excludes The Oak Tree Meet, which is hosted by the Oak Tree Racing Association at Santa Anita Park.

(4) Excludes live race days prior to our acquisition of Lone Star Park at Grand Prairie on October 23, 2002.

(5) The live race meet at Portland Meadows concluded early, on February 10, 2002, to enable the necessary steps to be taken in order to bring the facility into compliance with the requirements of the United States Environmental Protection Agency ("EPA"). This resulted in 21 fewer live race days than were awarded in Q1 2002 and 13 fewer live race days than were awarded in Q2 2002. Construction of a storm water retention system acceptable to the EPA has been completed and live racing resumed in October 2002.

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

Revenues from our racetrack operations were $420.7 million for the nine months ended September 30, 2002, compared to $372.4 million in the 2001 comparable period, an increase of $48.3 million or 13.0%. Racetrack revenues increased primarily as a result of the additional live race days at Gulfstream Park, improved results at Santa Anita Park, the acquisition of MEC Pennsylvania in the second quarter of 2001 and Multnomah in the fourth quarter of 2001, the lease of Portland Meadows in the third quarter of 2001 and the launch of XpressBet(TM) in California in the first quarter of 2002.

In the nine months ended September 30, 2002, gross wagering revenues for our racetracks increased 14.8% to $369.1 million compared to $321.6 million for the comparable 2001 period primarily as a result of the increase in live race days, increased average daily handle at Santa Anita Park, the acquisition of MEC Pennsylvania in the second quarter of 2001 and Multnomah in the fourth quarter of 2001, the lease of Portland Meadows in the third quarter of 2001 and the launch of XpressBet(TM) in California in the first quarter of 2002. Non-wagering revenues in the nine months ended September 30, 2002 increased 1.5% to $51.6 million from $50.9 million in the nine months ended September 30, 2001. Non-wagering revenues are primarily comprised of food and beverage sales, program sales, parking revenues and admissions income. The increase in non-wagering revenues was primarily due to the increase in the number of live race days partially offset by lower average daily attendance at several of our facilities.

Purses, awards and other in the nine months ended September 30, 2002 were $230.1 million compared to $198.2 million in the comparable period in 2001. Operating costs increased from $117.9 million in the nine months ended September 30, 2001 to $131.4 million in the nine months ended September 30, 2002. The increased costs included $11.2 million related to acquisitions or new business units not included in the prior period results. As a percentage of total racetrack revenues, operating costs decreased from 31.7% in the nine months ended September 30, 2001 to 31.2% in the nine months ended September 30, 2002. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized on the consolidation of racetracks during the period, partially offset by an increase in insurance costs of approximately $2.7 million and an increase in utility costs of approximately $0.6 million. We anticipate insurance costs to remain at these levels for the balance of the current year and further increase next year. In addition, we have incurred costs relating to the start-up of XpressBet(TM) and HorseRacing TV(TM) in 2002, which have negatively impacted our results.

Racetrack general and administrative expenses were $27.5 million in the nine months ended September 30, 2002, compared to $21.4 million in the nine months ended September 30, 2001, an increase of $6.1 million. As a percentage of total racetrack revenues, general and administrative expenses increased from 5.7% in the nine months ended September 30, 2001 to 6.5% in the nine months ended September 30, 2002. The increased costs included $1.5 million of costs related to acquisitions or new business units not included in the prior period results and higher costs of the corporate head office, as several members of the corporate and group management teams joined late in the second quarter of 2001 and during 2002.

Real estate operations

Revenues from real estate operations decreased $29.4 million to $21.7 million in the nine months ended September 30, 2002, compared to the prior year comparable period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from real estate operations decreased to $3.4 million in the nine months ended September 30, 2002, compared to $20.3 million in the nine months ended September 30, 2001. We generated revenues on the sale of non-core real estate properties of $8.5 million during the nine months ended September 30, 2002, resulting in a gain of $2.1 million. We generated revenues and gains of $37.2 million and $17.1 million, respectively, on the sale of non-core real estate properties in the nine months ended September 30, 2001. The decrease in EBITDA from real estate operations is primarily attributable to the $15.0 million lower gain on the sale of non-core real estate properties and increased general and administrative costs in the current year period.

Predevelopment and other costs

Predevelopment and other costs decreased $0.6 million to $1.7 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, as a result of lower activity on certain development projects in the current year period.

Depreciation and amortization

Depreciation and amortization decreased $2.7 million from $19.4 million for the nine months ended September 30, 2001 to $16.7 million for the nine months ended September 30, 2002, primarily as a result of the implementation of Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Intangible Assets ("SFAS 142"). The implementation of SFAS 142 resulted in the cessation of amortization of goodwill and intangible assets that meet the criteria for indefinite life, effective January 1, 2002. The impact of SFAS 142 was to reduce depreciation and amortization expense by $5.6 million from the prior year period, which has been partially offset by increased depreciation and amortization of fixed assets at MEC Pennsylvania and increased depreciation on recent fixed asset additions.

Interest income and expense

Net interest expense decreased $2.7 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, which is attributable to the capitalization of interest on certain properties under development in the current period, interest earned on increased cash balances on hand and a reduction of debt.

Income tax provision

We recorded an income tax provision of $7.0 million on income of $17.0 million for the nine months ended September 30, 2002, compared to a provision of $12.6 million on income of $31.1 million for the nine months ended September 30, 2001. Our effective tax rate has increased from 40.6% in the prior year period to 41.4% in the current period primarily due to decreased income in the current year period from our Austrian operations which are subject to lower income tax rates.


Three months ended September 30, 2002 compared to three months ended September 30, 2001

Racetrack operations

Revenues from our racetrack operations were $58.3 million for the three months ended September 30, 2002, compared to $58.5 million in the 2001 comparable period, a decrease of $0.2 million. Racetrack revenues decreased primarily as a result of lower average daily attendance at several of our facilities and fewer live race days at The Meadows which resulted in lower on-track wagering and signal sale revenues, partially offset by revenues from Multnomah, which was acquired in the fourth quarter of 2001.

Purses, awards and other in the three months ended September 30, 2002 were $25.7 million compared to $24.5 million in the comparable period in 2001. Operating costs increased from $31.7 million in the three months ended September 30, 2001 to $36.2 million in the comparable 2002 period. The increased costs included $4.5 million related to acquisitions or new business units not included in the prior period results. As a percentage of total racetrack revenue, operating costs increased from 54.2% in the three months ended September 30, 2001 to 62.1% in the three months ended September 30, 2002. The increase in operating costs as a percentage of revenues is primarily the result of an increase in insurance costs in the quarter of approximately $1.1 million and a general decrease in racetrack revenues.

Racetrack general and administrative expenses were $7.3 million in the three months ended September 30, 2002, compared to $6.2 million in the three months ended September 30, 2001, an increase of $1.1 million. The increased costs included $0.3 million related to acquisitions or new business units not included in the prior period results. As a percentage of total racetrack revenues, general and administrative expenses increased from 10.6% in the three months ended September 30, 2001 to 12.6% in the three months ended September 30, 2002. The increase is primarily attributable to the higher costs of the corporate head office and the decrease in total racetrack revenues.

Real estate operations

Revenues from real estate operations decreased $0.2 million to $7.1 million in the three months ended September 30, 2002, compared to the prior year comparable period. EBITDA from real estate operations decreased to a loss of $0.2 million in the three months ended September 30, 2002, compared to income of $1.6 million in the three months ended September 30, 2001. The decrease in EBITDA is primarily due to reduced profitability at our golf course operations and decreased sales of residential properties in Austria.

Depreciation and amortization

Depreciation and amortization decreased $2.0 million to $5.4 million for the three months ended September 30, 2002, primarily as a result of the implementation of SFAS 142, which resulted in the cessation of amortization of goodwill and intangible assets that meet the indefinite life criteria. The impact of SFAS 142 was to reduce depreciation and amortization expense by $2.4 million from the prior year comparable period, which has been partially offset by increased depreciation and amortization on recent fixed asset additions.

Interest income and expense

Our net interest expense decreased $0.4 million in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, which is attributable to interest earned on increased cash balances on hand and a reduction of debt.

Income tax provision

We recorded an income tax benefit of $6.8 million on a loss of $16.5 million for the three months ended September 30, 2002, compared to a benefit of $4.3 million on a loss of $10.5 million for the three months ended September 30, 2001. Our effective tax rate has remained relatively constant over both periods at 41.0% and 40.6%, respectively.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents of $117.8 million and total shareholders' equity of $729.8 million, compared to $39.2 million and $567.9 million at December 31, 2001, respectively. In addition, we had $84.5 million of available credit facilities that were not utilized at September 30, 2002 and we have an additional $25.0 million of available credit facilities that were obtained subsequent to September 30, 2002. In addition, we would expect to be able to access the capital markets and other sources of financing to enable us to grow our business.

For the nine months ended September 30, 2002, we invested $71.8 million in real estate property and fixed asset additions. We anticipate total capital expenditures of approximately $114.1 million for the year ending December 31, 2002. The capital expenditures in 2002 include $14.2 million related to maintenance capital improvements at our racetracks and strategic capital investments of $99.9 million, which includes $44.4 million related to the Palm Meadows training center being built to support our Gulfstream Park operations, $33.6 million on our Austrian racetrack and other racetrack property enhancements, $3.5 million on our account wagering operations, including the telephone and Internet, and our television initiatives, $9.7 million for the purchase of real estate in Florida and California and $8.7 million for the completion of the Aurora golf course.

We currently have substantial real estate holdings in excess of that needed to support our racetrack operations. This real estate consists of vacant industrial lands, rental properties, excess land around several of our racetracks and other real estate. We are continually re-evaluating each of these holdings in relation to our core business activities. We will, from time to time, sell or otherwise monetize some or all of these real estate holdings in order to fund the growth of our core racetrack operations and related businesses. The aggregate net book value of these excess real estate assets amounts to approximately $215.0 million.

On November 5, 2002, the Company granted an option to East Bay Regional Park District, a California Special District, exercisable on or before November 20, 2002, to enter into an agreement of purchase and sale to buy approximately 16 acres of excess real estate located at Golden Gate Fields in Berkeley, California. The value of the consideration to be received by the Company for the real estate, including certain tax benefits, is $9.9 million. The carrying value of the real estate at September 30, 2002 is $14.3 million. If the option is exercised, the Company would record a loss after income taxes of approximately $2.4 million. The carrying value of this property is based on an allocation of purchase price for the Golden Gate Fields acquisition in 1999.

Operating activities

Cash provided by operating activities was $19.1 million for the nine months ended September 30, 2002, compared to $20.4 million for the comparable period in the prior year. The decrease from the comparable 2001 period was due to a decrease in non-cash working capital balances, partially offset by an increase in net income after giving effect to non-cash items.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2002 was $76.6 million, including investments of $71.8 million in real estate property and fixed asset additions and $13.9 million of other asset additions, which include deposits on pending acquisitions, partially offset by $9.1 million of proceeds received on the sale of non-core real estate. Cash used in investing activities for the nine months ended September 30, 2001 was $10.1 million, including $25.5 million invested in real estate property and fixed asset additions, $21.0 million invested on the acquisition of MEC Pennsylvania in April 2001 and other asset additions of $0.4 million, partially offset by $36.8 million of proceeds on the sale of non-core real estate.

In 2001, we commenced a 200 acre development on our land in Ebreichsdorf, Austria, consisting of a horse racetrack coupled with a gaming and entertainment center. The racing surfaces were substantially constructed in 2002, as were eight barns containing approximately 600 stalls. As of September 30, 2002, we had spent a total of $21.5 million on improvements to this property. The Company is continuing joint venture negotiations with an Austrian third party in order to best capitalize on alternative gaming possibilities within the development. At the same time, we are developing the final plans for the design, engineering and financing of the grandstand and entertainment facilities.

Subsequent to September 30, 2002, MEC has completed the acquisition of Lone Star Park at Grand Prairie. The cash required, net of deposits, to complete this acquisition and the pending acquisitions, subject to regulatory approvals, of Flamboro Downs and The Maryland Jockey Club ("MJC") total approximately $161.9 million and is being funded from cash on hand and utilization of our credit facilities. In addition, certain vendors have a put option and MEC has a call option to acquire their remaining minority interest in MJC during specified periods. On the exercise of this option, MEC will pay $18.3 million, subject to an interest adjustment.

Financing activities

Cash provided from financing activities was $132.9 million for the nine months ended September 30, 2002 arising from the issuance of share capital for $142.4 million, partially offset by the repayment of long-term debt of $9.5 million. For the nine months ended September 30, 2001, cash provided by financing activities was $0.4 million. During the nine months ended September 30, 2001, we received net proceeds on long-term debt of $7.5 million and $0.5 million on the issuance of share capital, which were substantially offset by the repayment of $7.6 million of bank indebtedness.

For the balance of the year, repayments of long-term debt will aggregate approximately $6.1 million.

Accounting Developments

Effective January 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill and other intangible assets that meet the criteria for indefinite life are no longer amortized but are subject to an annual impairment test. We completed the required initial impairment test during the first quarter of 2002 and determined that the value of our racing licenses was not impaired. Prior to December 31, 2002, the Company will perform its annual impairment test on goodwill and other intangible assets under SFAS 142 and complete an impairment test on fixed assets under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These tests will be completed at all racetracks, including Remington Park and other racetracks currently experiencing operating losses. The Company has not yet determined the impact, if any, of these tests on its consolidated financial statements.

For the nine months ended September 30, 2001, application of the non-amortization provision of SFAS 142 would have resulted in increases in net income of $3.4 million and in diluted earnings per share of $0.04.

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

Forward-looking Statements

This Third Quarter Report contains forward-looking statements as defined by the U.S. Securities Act of 1933 and the U.S. Securities Exchange Act of 1934. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes since year-end.


Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.


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

(a)      Exhibits

         See exhibit index on page 25.

(b)      Reports on Form 8-K




Date                    Items Reported and Financial Statements Filed
----                    ---------------------------------------------

July 16, 2002           The Registrant entered into agreements to form an alliance to own and operate
(filed: July 17, 2002)  Pimlico Race Course in Baltimore, Maryland and Laurel Park, in Laurel, Maryland.


August 6, 2002          Financial results for the second quarter ended June 30, 2002, including the
(filed: August 6, 2002) Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated
                        Statements of Cash Flows and Condensed Consolidated Balance Sheets of the Registrant
                        as at and for the three and six month periods ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MAGNA ENTERTAINMENT CORP.
                                    (Registrant)

                                    by:              /s/Graham J. Orr
                                          -------------------------------------
                                          Graham J. Orr, Executive Vice-
                                          President and Chief Financial Officer

                                    by:              /s/Gary M. Cohn
                                          -------------------------------------
                                          Gary M. Cohn, Vice-President, Special
                                          Projects and Secretary
Date: November 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
       REGARDING MAGNA ENTERTAINMENT CORP.'S QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2002

I, Jim McAlpine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magna Entertainment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                          /s/ Jim McAlpine
                                        --------------------------------------
                                        Jim McAlpine
                                        President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
       REGARDING MAGNA ENTERTAINMENT CORP.'S QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2002

I, Graham J. Orr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magna Entertainment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                           /s/ Graham J. Orr
                                              ---------------------------------
                                              Graham J. Orr
                                              Executive Vice-President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX


Number  Description                                                    Pages

3.1     Restated Certificate of Incorporation of the Registrant        *

3.2     By-laws of the Registrant                                      *

10      Employment Agreement with Peter Beresford
        dated July 18, 2002                                            26-28


99      Certifications pursuant to Section 1350 of Chapter 63 of
        Title 18 of United States Code                                 29-30

* Incorporated by reference to the corresponding exhibit number of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File Number 333-94791).