Form 10-K
period 2002-12-31
MAGNA ENTERTAINMENT CORP
filed 2003-03-28
CIK 1093273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to  ________.

                          Commission File No. 000-30578

                            MAGNA ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                               98-0208374
     (State or Other Jurisdiction          (I.R.S. Employer Identification
   of Incorporation or Organization)                   Number)

            337 Magna Drive
        Aurora, Ontario, Canada                        L4G 7K1
(Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (905) 726-2462
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                        Class A Subordinate Voting Stock
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /X/ No / /

As of June 28, 2002, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $268,434,272 (based on the closing sale price of $6.99 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on June 28,
2002). As of June 28, 2002, the aggregate market value of the exchangeable shares of MEC Holdings (Canada) Inc., each of which was exchangeable into one share of Class A Subordinate Voting Stock of the registrant, held by non-affiliates of the registrant was approximately $11,783,658 (based on the closing sale price of $6.99 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on June 28, 2002). As of June 28, 2002, non-affiliates held no shares of Class B Stock. There is no active market for such stock.

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 17, 2003 was 48,674,796.

The number of shares of Class B Stock of the registrant outstanding as of March 17, 2003 was 58,466,056.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's proxy statement is being simultaneously filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A, with respect to the annual meeting of stockholders scheduled to be held on April 30, 2003, is incorporated by reference in Part III of this Annual Report to the extent stated herein. The section entitled "Description of the Notes" in the prospectus included in the registrant's registration statement on Form S-3 (File number 333-102889), filed with the SEC on January 31, 2003, is incorporated by reference into Part II, Item 5 of this Annual Report. Except with respect to information specifically incorporated by reference in this Annual Report, the documents incorporated by reference are not deemed to be filed as part hereof.


                              AVAILABLE INFORMATION

         The Company maintains a website that contains information about the Company, none of which is incorporated by reference in, or shall be deemed included in, this Annual Report. It is accessible at www.magnaentertainment.com. Through the Company's website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings the Company makes with the SEC as soon as reasonably practicable after filing. Filing accessibility in this manner includes this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current
Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC.

         In this Annual Report, when we use the terms "we", "us", "our" and the "Company", we are referring to Magna Entertainment Corp. and its subsidiaries, unless the context otherwise requires. In this Annual Report, unless stated otherwise, all references to "$" are to U.S. dollars and all references to "Cdn. $" are to Canadian dollars.

                                                                 INDEX TO ITEMS


PART I............................................................................................................4

Item 1.  Business.................................................................................................4

Item 2.  Properties..............................................................................................47

Item 3.  Legal Proceedings.......................................................................................47

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................48

PART II..........................................................................................................48

Item 5.  Market for Registrant's Common Equity and Other Stockholder Matters.....................................48

Item 6.  Selected Financial Data.................................................................................49

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Position....................53

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................70

Item 8.  Financial Statements and Supplementary Data.............................................................71

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................114

PART III........................................................................................................114

Item 10.  Directors and Executive Officers of the Registrant....................................................114

Item 11.  Executive Compensation................................................................................114

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........114

Item 13.  Certain Relationships and Related Transactions........................................................114

Item 14.  Disclosure Controls and Procedures....................................................................114

PART IV.........................................................................................................115

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................115

SIGNATURES......................................................................................................117

EXHIBIT INDEX...................................................................................................123

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

         Important factors that could cause such differences include, but are not limited to, the factors discussed below under "Our Business - Risk Factors" and our subsequent public filings.

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

         The following chart shows our organizational structure and that of our material subsidiaries, together with the jurisdiction of incorporation of each of the entities shown thereon as of March 17, 2003.


                 MAGNA ENTERTAINMENT CORP. ORGANIZATIONAL CHART


                                                                         Percent Owned
UNITED STATES
   The Santa Anita Companies, Inc. (Delaware)                                 100
      Los Angeles Turf Club, Inc. (California)                                100
   SLRD Thoroughbred Training Center, Inc. (Delaware)                         100
   Gulfstream Park Racing Association, Inc. (Florida)                         100
   Pacific Racing Association (California)                                    100
   MEC Land Holdings (California) Inc. (California)                           100
   Remington Park, Inc. (Oklahoma)                                            100
   Thistledown, Inc. (Ohio)                                                   100
   MI Racing Inc. (Delaware)                                                  100
   MEC Holdings (USA) Inc. (Delaware)                                         100
   Bay Meadows Operating Company LLC (Delaware)                               100
   MEC Pennsylvania Racing, Inc. (Pennsylvania)                               100
   Mountain Laurel Racing, Inc. (Delaware)                                    100
      MEC Racing Management (Pennsylvania Partnership)                         50
   Washington Trotting Association, Inc. (Delaware)                           100
      MEC Racing Management (Pennsylvania Partnership)                         50
   GPRA Thoroughbred Training Center, Inc. (Delaware)                         100
   MKC Acquisition Co. (Oregon)                                               100
   MEC Oregon Racing, Inc. (Delaware)                                         100
   MEC Dixon, Inc. (Delaware)                                                 100
   Racetrack Holdings, Inc. (Delaware)                                        100
      MEC Lone Star, L.P. (Delaware)                                          100
   Maryland Racing, Inc. (Delaware)                                           100
      Laurel Racing Assoc., Inc. (Maryland)                                    58
         Laurel Racing Association Limited Partnership (Maryland)             100
            Prince George's Racing, Inc. (Maryland)                           100
               Southern Maryland Agricultural Association (Maryland)           50.5
            Maryland-Virginia Racing Circuit, Inc. (Maryland)                  50
            Maryland OTB Facilities, LLC (Maryland)                            40
            New Maryland OTB Facilities, LLC (Maryland)                        40
      Pimlico Racing Association, Inc. (Maryland)                              51
         The Maryland Jockey Club of Baltimore City, Inc. (Maryland)          100
            Southern Maryland Racing, Inc. (Maryland)                         100
               Southern Maryland Agricultural Association (Maryland)           49.5
            Maryland-Virginia Racing Circuit, Inc. (Maryland)                  50
            Maryland OTB Facilities, LLC (Maryland)                            40
            New Maryland OTB Facilities, LLC (Maryland)                        40
   Michigan Racing, Inc. (Delaware)                                           100
   XpressBet, Inc. (Delaware)                                                 100
   MEC Media Distribution Corp. (Delaware)                                    100
      HorseRacing TV, Inc. (Delaware)                                         100
   20020 Delaware Inc. (Delaware)                                             100
   Equitech Racing Systems, Inc. (Delaware)                                   100
   Vista Hospitality Inc. (Delaware)                                          100
CANADA
   MEC Holdings (Canada) Inc. (Ontario)                                       100
EUROPE
   Fontana Beteiligungs AG (Austria)                                          100
   MEC Projektentwicklungs AG (Austria)                                       100
      FEX OKO-Faserverarbeitungs GmbH                                         100
      MEC Grundstucksentwicklungs GmbH (Austria)                              100
      Gemeinnutzige Wohnungsgesellschaft "SDP"
       Gesellschaft mit beschrankter Haftung (Austria)                        100

                                  OUR BUSINESS

         We are North America's number one owner and operator of thoroughbred racetracks and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred racetrack, one racetrack which runs both thoroughbred and standardbred meets and one greyhound racetrack, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet(TM), which permits customers to place wagers by telephone and over the Internet on horse races at up to 70 racetracks in North America. We also own and operate HorseRacing TV(TM), a new television network focused exclusively on horse racing that we launched on the Racetrack Television Network ("RTN") in July 2002. HorseRacing TV(TM) is currently available to cable customers in the Western Pennsylvania and San Diego areas and we are pursuing broader cable and satellite distribution. RTN, in which we have a one-third ownership interest, telecasts races from our racetracks and other racetracks, via private direct-to-home satellite, to paying subscribers. For the year ended December 31, 2002, our operations generated consolidated revenues of $549.2 million.

         Since December 1998, we have acquired seven large racetrack operations in North America: Santa Anita Park near Los Angeles, Gulfstream Park near Miami, Golden Gate Fields and Bay Meadows near San Francisco, Lone Star Park at Grand Prairie near Dallas and The Maryland Jockey Club, which operates Laurel Park in Maryland and Pimlico Race Course in Baltimore, home of the Preakness Stakes(R), the middle jewel in thoroughbred racing's Triple Crown. We have also acquired the racetrack operations of The Meadows near Pittsburgh, Thistledown near Cleveland, Remington Park in Oklahoma City, Great Lakes Downs in Muskegon, Michigan, Portland Meadows near Portland, Oregon, and Multnomah Greyhound Park also near Portland, Oregon. We own all the land on which these racetracks are located, with the exception of Bay Meadows, Lone Star Park at Grand Prairie, Remington Park, Portland Meadows and Multnomah Greyhound Park where we lease the land from third parties. During the spring of 2003, we also expect to complete our acquisition of Flamboro Downs, a standardbred racetrack located in Hamilton, Ontario, which is currently controlled by one of our employees. Subject to our receipt of final regulatory approvals, our employee has agreed to transfer all his interest in Flamboro Downs to us. These acquisitions have enabled us to secure the ownership rights to what we believe is some of the highest quality and most popular live horse racing content in North America, based on standard industry measures, such as total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the aggregation of this high-quality content, combined with a strong branding strategy and the introduction of new media distribution technologies, will enhance the distribution of our content and help us develop new sources of revenues. We intend to continue to acquire strategic racetracks and other related assets on a selective basis.

         We distribute our live racing content to approximately 1,000 off-track and inter-track venues, including other racetracks, OTB facilities and casinos in the United States, Canada, Mexico, the Caribbean and the United Kingdom. We intend to expand the distribution of this content in these markets and, to the extent permitted by various regulatory regimes, in additional markets, particularly emerging electronic media-based markets, such as wagering via interactive television and the Internet.

         In conjunction with our racetrack operations, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We believe that facilities such as these will provide us with a competitive advantage by helping us to attract additional high-quality horses to our racetracks and to expand our field sizes. We believe that this will allow us to increase both our number of live races and the total amount wagered on our races.

         Legislators in a number of the states in which our racetracks operate are considering the legalization of alternative gaming at racetracks. Upon the completion of the Flamboro Downs acquisition, we will develop a relationship with the Ontario Lottery and Gaming Corporation, which operates the gaming facility at Flamboro Downs. We expect that the ownership of Flamboro Downs and this relationship will enable us to develop additional expertise in the issues surrounding the operation and management of alternative gaming facilities at racetracks.

         In addition to our racetracks, we also have significant real estate holdings in the United States, Canada and Austria. As of December 31, 2002, the aggregate net book value of all our real estate was $717.4 million. While we are exploring the development of some of our real estate, we are actively marketing our non-core real estate in order to generate additional capital to grow and enhance our racing business. During the past three fiscal years, we sold non-core real estate with an aggregate net book value of $91.0 million for gross proceeds of $147.7 million. As of December 31, 2002, the aggregate net book value of our remaining non-core real estate was approximately $10.8 million. We currently have substantial real estate holdings in excess of that needed to support our racetrack operations. This real estate consists of vacant industrial lands, golf courses, residential housing developments, excess land around several of our racetracks and other real estate. We are continually re-evaluating each of these holdings in relation to our core business activities. We will, from time to time, sell or otherwise monetize some or all of these real estate holdings in order to fund the growth of our core racetrack operations and related businesses. The aggregate net book value of these excess real estate assets, including our remaining non-core real estate was approximately $179.6 million, as of December 31, 2002.

         Please see our financial statements beginning on page 71 for financial information concerning our business and segments.

OUR STRATEGY

         Since our inception in 1998, we have experienced significant growth in scale and profitability through a strategic acquisition program. We intend to grow and develop our business further by:

CONTINUING TO INTEGRATE OUR ACQUISITIONS BY EMPLOYING "BEST PRACTICE" IMPROVEMENTS AT OUR RACETRACKS

         Through our acquisitions, we own some of the largest and what we believe to be some of the highest-quality thoroughbred racetracks in North America, as measured in terms of total handle, average daily attendance and average daily wagering both on and off-track. We believe that the increased scale and integration of our racetrack operations and related wagering operations will afford us the opportunity to both grow our revenues and achieve significant operational synergies through the implementation of best practices, cost reductions realized from economies of scale and increased efficiencies. We intend to improve the quality of the live racing experience by upgrading and expanding the infrastructure of our properties in order to attract the best available horses, trainers and jockeys.

EXPANDING THE DISTRIBUTION OF OUR LIVE RACING

         We currently distribute our live racing to inter-track and off-track venues in the United States, Canada, Mexico, the Caribbean and the United Kingdom. We believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our simulcasting operations and our XpressBet(TM) Internet and telephone account wagering business, as well as the development of new forms of account wagering, including interactive television in the United States.

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

OBTAINING BROADER DISTRIBUTION OF HORSERACING TV(TM)

         We believe that broad television distribution will help increase future interest in horse racing and attract additional wagering customers. At present, HorseRacing TV(TM) is carried on cable in the Western Pennsylvania and San Diego, California areas, as well as on RTN. In the effort to broaden the audience, reach and appeal of horse racing and wagering thereon, we are pursuing carriage agreements with other cable and satellite operators who could package the network with other digital sports programming sold to their subscribers.

SELECTIVELY ACQUIRING AND DEVELOPING ADDITIONAL STRATEGIC RACETRACKS AND RELATED ASSETS

         We will selectively pursue the acquisition and development of strategically important, geographically diverse racetracks and related operations in order to increase our ownership of live racing content. We intend to simulcast this content to other pari-mutuel wagering venues and to increase both the number of days in the year and hours in the day that we offer wagering on live and simulcast races.

OUR HISTORY

         Our parent company, Magna International Inc. ("Magna International") is one of the most diversified automotive parts suppliers in the world. In 1999, Magna International entered into a series of transactions in order to separate its non-automotive businesses from its automotive businesses.

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

         In December 1999, Magna International redeemed approximately 14.8 million shares of our Class B Stock for proceeds of $110.0 million. On that same date, Magna International invested $110.0 million in our Canadian subsidiary, MEC Holdings (Canada) Inc., in return for approximately 14.8 million exchangeable shares of MEC Holdings (Canada) Inc. Each exchangeable share was exchangeable by the holder for one share of our Class A Subordinate Voting Stock at any time. The purpose of these shares was to permit certain Canadian shareholders of Magna International that were subject to limitations on their holdings of shares of non-Canadian issuers to receive shares of a Canadian issuer in the special dividend by Magna International described below. On December 30, 2002, all remaining exchangeable shares of MEC Holdings (Canada), Inc., other than those already owned by us, were purchased by us in exchange for shares of our Class A Subordinate Voting Stock on a one-for-one basis.

         On March 10, 2000, Magna International distributed to holders of its Class A subordinate voting shares and Class B shares, by way of a special dividend, approximately 15.7 million shares comprised of our Class A Subordinate Voting Stock and the exchangeable shares of MEC Holdings (Canada) Inc. As of March 17, 2003, Magna International owns, directly or indirectly, all our outstanding Class B Stock and 4,362,328 shares of our outstanding Class A Subordinate Voting Stock. As a result, Magna International is able to exercise approximately 96% of the total voting power attached to all our outstanding stock, and therefore is able to elect all our directors and to control us. Two members of our board of directors are also members of Magna International's board of directors and we have the same chairman.

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

THE GROWTH IN OFF-TRACK AND INTER-TRACK WAGERING

         Pari-mutuel wagering on thoroughbred horse racing in the United States increased from approximately $9.4 billion in 1990 to approximately $15.1 billion in 2002, according to The Jockey Club. This increase resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 50.1% from approximately $8.7 billion in 1996 to approximately $13.0 billion in 2002. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

           U.S. THOROUGHBRED PARI-MUTUEL WAGERING HANDLE (IN BILLIONS)

               1996     1997      1998     1999      2000     2001      2002
             --------- -------- --------- -------- --------- -------- ---------
TOTAL        $11.627   $12.542  $13.115   $13.724  $14.321   $14.550  $15.062
HANDLE

ON-TRACK      $2.944    $2.703   $2.498    $2.359   $2.270    $2.112   $2.029
HANDLE

OFF-TRACK     $8.683    $9.839  $10.617   $11.365  $12.051   $12.438  $13.033
HANDLE

         Source: Equibase Company LLC; The Jockey Club.

         Simulcasting is the process of transmitting the audio and video signal of a live racing performance (ie, "content") from one facility to other locations or venues where wagering on such content is permitted. Simulcasting provides racetracks with the opportunity to increase revenues by exporting their live racing content to as many wagering locations as possible, such as other racetracks, OTB facilities and casinos, and by importing racing content from other racetracks.

         Revenues are increased because simulcasting provides racetracks that export their live content with additional customers in multiple locations who would not have otherwise been able to place wagers on the live racing event. Similarly, simulcasting provides operators of wagering venues who import content from other racetracks with more product upon which their customers can place wagers. Providers of live racing content who export their content to other venues generally charge these venues a percentage of all monies wagered on their content, while operators of pari-mutuel wagering venues that import racing content retain a pre-determined percentage of all amounts wagered at their facility on the imported content. Because the competition for time slots is relatively intense, the growth of simulcasting has been particularly beneficial to the operators of premier racetracks, which tend to offer higher quality racing, with larger fields and higher purses. Conversely, operators of smaller or lesser quality racetracks have historically benefited less from export simulcasting of their content, due to a lack of demand for their content. Part of our strategy involves efforts to broaden the distribution of, and demand for, the racing content from our smaller tracks.

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

OUR CONTENT

         Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields and Bay Meadows are near San Francisco, Lone Star Park at Grand Prairie is near Dallas, Pimlico Race Course is in Baltimore, Laurel Park is between Washington, D.C. and Baltimore, The Meadows is near Pittsburgh, Thistledown is near Cleveland, Remington Park is in Oklahoma City, Great Lakes Downs is in Muskegon, Michigan, and Portland Meadows and Multnomah Greyhound Park are in or near Portland, Oregon. Colonial Downs, whose racing operations we manage, is in New Kent, Virginia.

2003 RACING SCHEDULE

         As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

              RACETRACK                                                 RACING DATES
              --------                                                  ------------
Santa Anita Park                                  December 26, 2002 - April 20, 2003 and October 1, 2003 -
                                                                      November 9, 2003
Golden Gate Fields                       December 26, 2002 - March 30, 2003 and November 5, 2003 - December 21, 2003
Bay Meadows                                          April 2, 2003 - June 15, 2003 and August 29, 2003 -
                                                                      November 2, 2003
Gulfstream Park                                               January 3, 2003 - April 24, 2003
Laurel Park                                 January 1, 2003 - March 30, 2003, July 24, 2003 - August 22, 2003 and
                                                             October 7, 2003 - December 31, 2003
Pimlico Race Course                         April 2, 2003 - June 8, 2003 and September 3, 2003 - October 4, 2003
Lone Star Park at Grand Prairie                      April 3, 2003 - July 13, 2003 and October 3, 2003 -
                                                                      November 29, 2003
Remington Park                                                June 27, 2003 - November 30, 2003
The Meadows                                                  January 2, 2003 - December 30, 2003
Thistledown                                                  March 15, 2003 - December 15, 2003
Great Lakes Downs                                             April 26, 2003 - October 28, 2003
Portland Meadows                                  October 19, 2002 - April 27, 2003 and October 18, 2003 -
                                                                      December 31, 2003
Multnomah Greyhound Park                                      April 30, 2003 - October 13, 2003
Colonial Downs                                       June 13, 2003 - July 22, 2003 and October 3, 2003 -
                                                                      November 17, 2003


OUR PROPERTIES

         Set forth below is a description of certain of our properties.

SANTA ANITA PARK

         Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Approximately 10.9 million people are located within a 30-mile radius of Santa Anita Park.

         Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for approximately six weeks each fall. Pursuant to this lease, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park will be the site of the Breeders' Cup World Thoroughbred Championships in 2003 during The Oak Tree Meet. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 110 to 115 racing days each year (including The Oak Tree Meet). Average daily attendance in 2002 was approximately 10,000 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

         Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2002, approximately $1.410 billion, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races, and wagers made at Santa Anita Park on races imported to its inter-track facilities. Wagers on Santa Anita Park's races (including The Oak Tree
Meet and all venues at which wagers were placed) totaled approximately
$947.0 million in 2002. Of this amount, approximately $771.6 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

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

         We are considering a variety of retail-based development proposals for approximately 81 acres of excess real estate at Santa Anita Park. This development would be intended to further enhance the entertainment experience at Santa Anita Park, broaden the demographic composition of our customer base and strengthen the loyalty of existing customers. These proposals are preliminary. If, after a detailed review, any of these proposals turn out to be commercially viable, additional time would be required to obtain the necessary regulatory approvals and negotiate with potential business partners who could be expected to provide marketing and development expertise and the necessary financing.

GOLDEN GATE FIELDS

         Golden Gate Fields is located on approximately 181 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately
5.2 million people within a 40-mile radius of Golden Gate Fields. In November 2002, we entered into an agreement to sell approximately 16 acres of excess real estate located at Golden Gate Fields (see "Our Real Estate Portfolio").

         Golden Gate Fields' racing season of approximately 103 racing days complements the Bay Meadows racing schedule. The season runs after the close of Bay Meadows' racing season in the fall through to the end of March, when Bay Meadows opens again. From the end of December through to the close of the season, Golden Gate Fields operates simultaneously with Santa Anita Park. Average daily attendance in 2002 was approximately 2,500 customers per live racing day.

         Golden Gate Fields had one of the highest total handles of all North American racetracks in 2002, approximately $559.9 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering operations on Golden Gate Fields' races, and wagers made at Golden Gate Fields on races imported to its inter-track facilities. Wagers on Golden Gate Fields' races (including all venues at which wagers were placed) totaled approximately $340.6 million in 2002. Of this amount, approximately $308.0 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported to Golden Gate Fields from other racetracks.

         Golden Gate Fields' facilities include a one-mile main track and a 9/10-mile turf course, stalls for over 1,400 horses, a main grandstand with seating for approximately 8,000 customers, a clubhouse with seating for approximately 5,250 customers, a turf club with seating for approximately 1,150 customers and parking for over 8,500 cars.

         We are considering retail-based development proposals at Golden Gate Fields. This development would be intended to further enhance the entertainment experience at Golden Gate Fields, broaden the demographic composition of our customer base and strengthen the loyalty of existing customers. These proposals are preliminary, although plans have been submitted to the appropriate municipalities for approval. If, after a detailed review, we decide to proceed with such proposals or alternative proposals, additional time would be required to obtain or finalize the necessary regulatory approvals and negotiate with potential business partners who could be expected to provide marketing and development expertise and the necessary financing.

BAY MEADOWS

         Bay Meadows is situated on approximately 100 acres of land in San Mateo, California, between San Francisco and San Jose. There are approximately
5.7 million people living within a 40-mile radius of Bay Meadows.

         The racing season at Bay Meadows is divided into a spring meet, which runs approximately 55 days between early April and mid-June, and a fall meet, which runs approximately 50 days between late August and early November. This schedule complements the racing schedule of Golden Gate Fields, which is located approximately 30 miles from Bay Meadows. Average daily attendance in 2002 was approximately 3,400 customers per live racing day. In addition, we sub-lease Bay Meadows to the San Mateo County Exposition and Fair Association, which hosts The San Mateo County Fair Meet for two weeks during the summer.

         Bay Meadows had one of the highest total handles of all North American racetracks in 2002, approximately $516.5 million, including wagers made at Bay Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Bay Meadows' races, and wagers made at Bay Meadows on races imported to its inter-track facilities. Wagers on Bay Meadows' races (including all venues at which wagers were placed) totaled approximately $267.3 million in 2002. Of this amount, approximately $232.8 million in wagers were placed at other wagering venues to which we exported Bay Meadows' races via simulcast and through various account wagering operations. Bay Meadows exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Bay Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Bay Meadows from other racetracks.

         The facilities at Bay Meadows include a grandstand with seating for approximately 8,000 customers (including the clubhouse and turf club), a one-mile oval track with 1 1/4-mile and 3/4-mile chutes, a 7/8-mile turf course and stalls for approximately 900 horses with auxiliary stabling available at Golden Gate Fields.

         The Bay Meadows property is operated under a lease that expires on December 31, 2003, subject to a further one-year extension at the landlord's option. We are exploring various alternative venues, including vacant land which we purchased in Dixon, California, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term (including any extensions).

GULFSTREAM PARK

         Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

         Gulfstream Park opened in 1939 and for many years, ending in 2001, the annual meet at Gulfstream Park lasted for approximately 63 days between January and March. Beginning in 2002, Gulfstream Park was granted approval to run its meet for 90 days between January and April. The Breeders' Cup, one of the preeminent series of races in the United States, was held at Gulfstream Park three times: in 1989, 1992 and 1999. Average daily attendance in 2002 was approximately 9,300 customers per live racing day.

         Gulfstream Park had one of the highest total handles of all North American racetracks in 2002, approximately $789.5 million, including wagers made at Gulfstream Park on its races, wagers made at other wagering venues and through various account wagering operations on Gulfstream Park's races, and wagers made at Gulfstream Park on races imported to its inter-track facilities. Wagers on Gulfstream Park's races (including all venues at which wagers were placed) totaled approximately $660.5 million in 2002. Of this amount, approximately $571.5 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's races via simulcast and through various account wagering operations. Gulfstream Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in the United States, Canada, the Caribbean and Mexico. For the 90-day meet in 2002, average daily on-track handle was approximately $1.7 million per day, compared to approximately $2.0 million per day in 2001, and average field size was approximately 8.1 horses per race, compared to 8.9 horses per race in 2001.

         Gulfstream Park's facilities include a grandstand with permanent seating for approximately 8,700 customers, a clubhouse with seating for an additional 5,800 customers, a one-mile main track, a 7/8-mile turf track, stalls for approximately 1,390 horses and parking for approximately 14,000 cars.

         Although we are considering a major redevelopment of Gulfstream Park, we have deferred a decision on the project. Should we proceed as contemplated, the redevelopment would include a simulcast pavilion, a sports and entertainment arena, and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at December 31, 2002 of the assets that would be demolished if the Gulfstream Park redevelopment were completed is approximately $22.2 million. We have deferred this project for now, but if we decide to proceed with the Gulfstream Park redevelopment as originally intended and obtain board approval, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

LAUREL PARK

         On November 27, 2002, we acquired a controlling interest in The Maryland Jockey Club, which owns and operates Laurel Park and Pimlico Race Course ("Pimlico"), and manages Colonial Downs. Laurel Park, which first appeared on the racing scene in 1911, is located on approximately 236 acres of land in Laurel, Maryland, between Washington, D.C. and Baltimore. There are approximately 6.6 million people living within a 40-mile radius of Laurel Park.

         Laurel Park's racing season of approximately 107 racing days, excluding 36 racing days conducted by Pimlico at Laurel Park, complements the Pimlico racing schedule. Live thoroughbred racing is conducted at Laurel Park from the end of Pimlico's summer/fall meet in early October to the end of March, when Pimlico opens for its spring meet. Racing then resumes at Laurel Park in late July for a four-week summer meet. Average daily attendance in 2002 was approximately 4,100 customers per live racing day.

         Laurel Park's handle was approximately $379.9 million in 2002, including wagers made at Laurel Park on its races, wagers made at other wagering venues and through various account wagering operations on Laurel Park's races, and wagers made at Laurel Park on imported races. Wagers on Laurel Park's races totaled approximately $202.6 million in 2002. Of this amount, approximately $180.9 million in wagers were placed at other wagering venues to which we exported Laurel Park's signal via simulcast and through various account wagering operations.

         Laurel Park's facilities include a grandstand with seating for approximately 5,200 customers, a 1 1/8-mile dirt track with a seven-furlong chute, a one-mile turf course, stalls for approximately 1,100 horses and parking facilities sufficient to accommodate approximately 8,000 cars.

PIMLICO RACE COURSE

         Historic Pimlico Race Course, home of the Preakness Stakes(R), first opened its doors in 1870, making it the second oldest racetrack in the United States. Pimlico is situated on approximately 116 acres of land in Baltimore, approximately 30 miles from Laurel Park. There are approximately 5.2 million people living within a 40-mile radius of Pimlico.

         The Preakness Stakes(R) dates back to 1873, two years before the first Kentucky Derby was run. Since 1909, the Preakness Stakes(R) has been run annually without interruption at Pimlico and this year's race, on May 17, 2003, will mark the 128th edition of this sporting classic. Past winners of the Preakness Stakes(R) include legendary race horses such as Man o' War, Citation, Secretariat, Seattle Slew and Affirmed.

         The racing season at Pimlico consists of approximately 110 racing days, including 36 racing days conducted by Pimlico at Laurel Park, and is divided into a 10 week spring meet between early April and mid-June and a month-long summer/fall meet in September. The spring meet features 10 graded stakes races, including the middle jewel of thoroughbred racing's Triple Crown, the Preakness Stakes(R), which is run annually on the third Saturday of May. Average daily attendance in 2002 was approximately 3,900 customers per live racing day.

         Pimlico's handle was approximately $466.9 million in 2002, including wagers made at Pimlico on its races, wagers made at other wagering venues and through various account wagering operations on Pimlico's races, and wagers made at Pimlico on imported races. Wagers on Pimlico's races totaled approximately $285.6 million in 2002. Of this amount, approximately $258.5 million in wagers were placed at other wagering venues to which its signal was exported via simulcast and through various account wagering operations.

         Pimlico's facilities include a grandstand with seating for approximately 13,000 customers, a one-mile dirt track with 1 1/4-mile and 3/4-mile chutes, a 7/8-mile turf course, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,500 cars.

LONE STAR PARK AT GRAND PRAIRIE

         On October 23, 2002, we acquired Lone Star Park at Grand Prairie ("Lone Star Park"), which operates thoroughbred and American quarter horse meets and is located on approximately 285 acres of land in the City of Grand Prairie, Texas, approximately 12 miles west of Dallas. There are approximately 5.1 million people living within a 40-mile radius of Lone Star Park.

         Lone Star Park is one of the newest horse racing facilities in the United States, having opened for live thoroughbred and quarter horse racing in 1997. Lone Star Park's thoroughbred meet generally commences each year in early April and continues through mid-July. Its quarter horse meet generally commences each year in early October and continues through November. Average daily attendance during the 2002 thoroughbred and quarter horse meets were approximately 9,000 and 4,400 customers per live racing day, respectively. In addition to its live racing facilities, Lone Star Park contains a state-of-the-art 36,000 square foot simulcast pavilion, which operates year-round.

         Lone Star Park had total handle during 2002 of approximately $400.1 million, which includes wagers made at Lone Star Park on its races, wagers made on Lone Star Park races at other wagering venues and through various account wagering operations, and wagers made at Lone Star Park on races imported to its inter-track facility. Wagers on Lone Star Park's races (both thoroughbred and quarter horse) totaled approximately $213.7 million in 2002. Of this amount, approximately $163.1 million in wagers were placed at other wagering venues to which we exported Lone Star Park's signal and through various account wagering operations.

         Lone Star Park's facilities include a grandstand with seating for approximately 14,300 customers, a one-mile dirt track, a 7/8-mile turf track, stalls for approximately 1,400 horses and parking facilities sufficient to accommodate approximately 11,300 cars. In addition to its grandstand, clubhouse and turf club seating, Lone Star Park has two floors of luxury suites. Lone Star Park's simulcast pavilion contains seating for approximately 675 customers.

         Lone Star Park has been selected as the site of the 2004 Breeders' Cup World Thoroughbred Championships. We have commenced an improvement program of approximately $5.8 million designed to upgrade and expand certain of Lone Star Park's facilities in anticipation of hosting this event. Under existing State of Texas legislation and an agreement with the City of Grand Prairie, we expect that approximately $2.9 million of these improvement costs, along with a substantial portion of the chair and equipment rental and other costs of hosting the event, will be reimbursed by governmental authorities.

         Lone Star Park is operated pursuant to a lease with a governmental entity associated with the City of Grand Prairie. The lease expires in 2027, at which time we will have an option to purchase the Lone Star Park property at a purchase price equal to one-half of its then fair market value. Pursuant to the lease terms, if we exercise the option, we will receive credit against the purchase price in an amount equal to the sum of all rent payments made during the life of the lease discounted back to 1997 at a rate of 8% per annum.

THE MEADOWS

         We acquired The Meadows racetrack, which was our first standardbred (harness racing) track, through the acquisition of Ladbroke Racing Pennsylvania, Inc. (renamed MEC Pennsylvania Racing, Inc.) in April 2001. It is located in Meadow Lands, Pennsylvania, in the greater Pittsburgh area, on approximately 155 acres of land. There are approximately 2.8 million people living within a 50-mile radius of The Meadows.

         The Meadows first opened in 1963 and has a year-round racing schedule encompassing approximately 210 live racing days. As part of this acquisition, we also acquired four OTB facilities in the greater Pittsburgh area, located in New Castle, Harmar Township, Moon Township and West Mifflin.

         The Meadows' facilities include a grandstand with seating for approximately 5,000 customers, a 5/8-mile harness track, stalls for approximately 990 horses and parking facilities to accommodate approximately 3,000 cars. The four OTB facilities acquired with The Meadows each contain a restaurant and bar and offer wagering on simulcast races from racetracks across the country.

         The Meadows and its associated OTB facilities generated approximately $245.2 million in handle in 2002, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated OTB facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totaled approximately $99.4 million in 2002. Of this amount, approximately $90.0 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 240 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. By packaging the simulcast signal from The Meadows with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which The Meadows' simulcast program is exported. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

THISTLEDOWN

         Thistledown is located on 128 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. There are approximately
3.0 million people living within a 40-mile radius of Thistledown.

     Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 187 racing days between March and December. Thistledown hosts the Summit, Thistledown, Randall and Cranwood meets. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio.

         Thistledown's handle was approximately $221.0 million in 2002, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Wagers on Thistledown's races (including all venues at which wagers were placed) totaled approximately $116.9 million in 2002. Of this amount, approximately $88.0 million in wagers were placed at other wagering venues to which we exported Thistledown's races via simulcast and through various account wagering operations. Thistledown exports its simulcast signal to as many as 500 off-track and inter-track wagering facilities in the United States. By packaging the simulcast signal from Thistledown with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Thistledown's simulcast program is exported. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

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

         Remington Park's racing schedule has been significantly rationalized, at our request, over the past two years. In 2002, the racing schedule consisted of two meets totaling 105 live racing days: a quarter horse meet that ran from April to June and a thoroughbred meet that ran from mid-August to mid-December. For 2003, Remington Park has been approved for 82 total racing days, consisting of a 13-day mixed meet for June and July, a 12-day mixed meet (including thoroughbreds) for July and August and a 57-day thoroughbred meet from August until the end of November.

         Remington Park's handle was approximately $110.3 million in 2002, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated OTB facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $38.3 million in 2002. Of this amount, approximately $28.6 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 275 off-track and inter-track wagering facilities in the United States. By packaging the simulcast signal from Remington Park with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Remington Park's simulcast program is exported. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks.

         Remington Park's facilities include a grandstand with seating for approximately 20,000 customers, 21 luxury suites for corporate and group events, a one-mile dirt track, a 7/8-mile turf course, stalls for approximately 1,300 horses, lighting to permit night racing and parking facilities sufficient to accommodate approximately 8,000 cars.

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

         Great Lakes Downs, which commenced operations in January 1999, offers approximately 118 live racing days beginning in April or May and ending in October or November of each year.

         Great Lakes Downs' handle was approximately $60.0 million in 2002, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on imported races. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $44.6 million in 2002. Of this amount, approximately $41.1 million in wages were placed at other wagering venues to which we exported Great Lakes Downs' races via simulcast and through various account wagering operations. Great Lakes Downs exports its simulcast signal to approximately 600 off-track and inter-track wagering facilities in the United States. By packaging the simulcast signal from Great Lakes Downs with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Great Lakes Downs' simulcast program is exported. Throughout the year, Great Lakes Downs operates as an inter-track wagering facility where customers can wager on races that are imported to Great Lakes Downs from other racetracks.

         Great Lakes Downs' facilities include a grandstand with seating for approximately 10,000 customers, a 5/8-mile dirt track, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,200 cars.

PORTLAND MEADOWS

         Portland Meadows is a thoroughbred racetrack located on approximately 100 acres in the Delta Park area of Portland, Oregon. There are approximately
2.0 million people living within a 40-mile radius of Portland Meadows.

         Portland Meadows first opened in 1946 and offers in a typical year approximately 80 live racing days between October and April.

         Portland Meadows' facilities include a grandstand with seating for approximately 10,000 customers, a one-mile dirt track, stalls for approximately 850 horses and parking facilities to accommodate approximately 2,500 cars.

         Portland Meadows generated approximately $42.5 million in handle during its abbreviated 2002 race meet, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races and wagers on imported races at Portland Meadows and OTB facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $7.0 million in 2002. Of this amount, approximately $5.0 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. Portland Meadows exports its simulcast signal to approximately 55 off-track and inter-track wagering facilities in the United States and Canada. By packaging the simulcast signal from Portland Meadows with the simulcast signals from our other racetracks, we expect to further increase the number of sites to which Portland Meadows' simulcast program is exported. Throughout the year, Portland Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks.

         Due to a dispute with the United States Environmental Protection Agency ("EPA") concerning the amount of stormwater the Portland Meadows facility must capture and send to the municipal sewers during heavy rain, the 2001-2002 live meet commenced after its planned September 1, 2001 opening date and concluded early, on February 10, 2002. A stormwater retention system for the facility, acceptable to the EPA, was completed in May 2002 and live racing resumed in October 2002. See "Our Business Environmental Matters".

         The property on which Portland Meadows is located is leased pursuant to a lease agreement which expires on May 15, 2005.

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

         Multnomah Greyhound Park first opened in 1933 and offers approximately 127 live racing days beginning in April or May and ending in mid-October of each year.

         Multnomah Greyhound Park's facilities include a grandstand with seating for approximately 6,000 customers, a 1/4-mile greyhound track and parking facilities to accommodate approximately 1,200 cars.

         Multnomah Greyhound Park generated approximately $43.4 million in handle in 2002, including wagers made at Multnomah Greyhound Park on its races, wagers made at other wagering venues and through various account wagering operations on Multnomah Greyhound Park's races, and wagers made on imported races at Multnomah Greyhound Park and OTB facilities within the State of Oregon during Multnomah Greyhound Park's live meet. Wagers on Multnomah Greyhound Park's races (including all venues at which the wagers were placed) totaled approximately $12.8 million in 2002. Of this amount, approximately $5.1 million in wagers were placed at other wagering venues to which we exported Multnomah Greyhound Park's races via simulcast and through various account wagering operations. Multnomah Greyhound Park exports its simulcast signal to approximately 110 off-track and inter-track wagering facilities in the United States, Canada and the Virgin Islands. Throughout the year, Multnomah Greyhound Park operates as an inter-track wagering facility where customers can wager on races that are imported to Multnomah Greyhound Park from other racetracks.

COLONIAL DOWNS

         The Maryland Jockey Club manages the racing operations of Colonial Downs and its network of four OTB facilities in Virginia. Colonial Downs is a racetrack in New Kent, Virginia which hosted 26 days of thoroughbred racing and 24 days of standardbred racing in 2002. The thoroughbred meet at Colonial Downs runs from mid-June to mid-July, between the meets at Pimlico Race Course and Laurel Park. The standardbred meet runs from early October to mid-November. The track's signature race is the Virgina Derby, which is a 1 1/4-mile turf race for three-year-old horses that features a $500,000 purse.

PALM MEADOWS

         On October 18, 2000, we acquired 481 acres of land in Palm Beach County, Florida for a total purchase price of $22.9 million. The property is located approximately 40 miles north of Gulfstream Park. We are currently developing a horse boarding and training center on this land to be operated in conjunction with Gulfstream Park, which we believe will help us to continue to attract high-quality horses to Gulfstream Park and to expand our field sizes at that racetrack. We believe that this in turn will allow us to increase both our number of live races and the total amount wagered on our races.

         The first phase of our Palm Meadows training center opened in November 2002. The facility currently includes a 1 1/8-mile dirt track, a European style one-mile jogging path and stalls for approximately 800 thoroughbreds. A one-mile turf track will be completed following the 2003 Gulfstream Park meet. The development has also been designed to accommodate up to 600 additional stalls, six dormitory buildings, a canteen, an administration office and a stand from which owners and trainers may observe their horses' training performance, all of which we presently expect to construct in phases at later dates. We have also applied to Palm Beach County for subdivision approval to construct an equestrian estate residential development on a portion of our property adjacent to the training facility. As of December 31, 2002, we have spent approximately $46.7 million on the development of the training center, in addition to the initial purchase price of the land.

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

BOWIE TRAINING CENTER

         The Bowie Training Center is located in Prince George's County, Maryland on approximately 162 acres. The site is located eight miles from Laurel Park and 30 miles from Pimlico Race Course. The facility includes approximately 1,000 stalls, a one-mile oval dirt main track, a 1/4-mile covered dirt track, 17 barns and dormitories capable of accommodating up to 224 grooms. Originally opened in 1914 as a racetrack, the property has been utilized since 1985 as a year-round training center to support thoroughbred racing at Pimlico Race Course and Laurel Park.

AUSTRIAN RACETRACK DEVELOPMENT

         In 2001, we commenced a 200 acre development on our land in Ebreichsdorf, Austria, consisting of a horse racetrack combined with a gaming and entertainment center. The racing surfaces were substantially completed in 2002, as were eight barns containing approximately 600 stalls. As of December 31, 2002, we have spent or committed a total of approximately $36.0 million on improvements to this property. We are continuing joint venture negotiations with an Austrian third party in order to capitalize on alternative gaming possibilities within the development. At the same time, we are developing the final plans for the design, engineering and financing of the grandstand and entertainment facilities. See also "Risk Factors -- Risks Relating to Our Gaming Operations".

MICHIGAN RACETRACK DEVELOPMENT

         On August 29, 2002, we filed an application with the Michigan Racing Commissioner's Office for a license to construct a racetrack in the Greater Detroit area. The proposed site for the new racetrack is in the City of Romulus, Michigan, on a property which is situated less than two miles from the Detroit Metropolitan Airport. The proposed site, which we have contracted to purchase, subject to satisfactory completion of due diligence, consists of approximately 212 acres in a location less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. The proposed new track would be a dual purpose facility which could host both thoroughbred and standardbred racing. The issuance of a racetrack license is subject to the review and approval of the application by the Michigan Racing Commissioner's Office. The construction of the racetrack is also subject to certain regulatory approvals, including site plan application review by the City of Romulus.

         In December 2002, a competing application for a license to construct and operate a horse racetrack with pari-mutuel wagering was filed with the Michigan Office of Racing Commissioner by Triple Creek Associates, LLC. The site for this competing application is located in Van Buren Township, Michigan, which is adjacent to the City of Romulus, where our proposed racetrack is located.

ACCOUNT WAGERING OPERATIONS

         Account wagering involves the placing of wagers on live horse racing events through various forms of electronic media, which could include telephone, the Internet and interactive television. Currently, fourteen states expressly permit the licensing of an operator to conduct telephone account wagering:
California, Connecticut, Kentucky, Louisiana, Maryland, Massachusetts, Nevada, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon and Pennsylvania. To date, the industry has proceeded on the basis that states that expressly permit telephone account wagering also permit Internet account wagering and interactive television-based wagering.

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

         In 2001, we acquired the Call-A-Bet (renamed XpressBet(TM)) telephone account wagering operation as part of our acquisition of Ladbroke Racing Pennsylvania, Inc. Customers of XpressBet(TM) may give wagering instructions on horse races offered at our racetracks and at various racetracks that have entered into agreements with us.

         On January 18, 2002, we introduced a new online wagering platform, www.xpressbet.com. Due to the growth of the Internet and its increased recognition as a medium of both communication and commerce facilitation, we are exploring further opportunities to enhance our Internet-based account wagering services. We believe that this will enable us to increase the market for our simulcast product by maximizing the opportunities offered by the Internet as a distribution channel for our live horse racing content.

         On January 25, 2002, we announced that our wholly-owned subsidiary that operates XpressBet(TM)'s California wagering hub had been granted a license to conduct account wagering in the State of California by the California Horse Racing Board.

         Since 1997, XpressBet(TM) has been party to a Telecommunications Facilitation System Agreement with YouBet.com, Inc. ("YouBet") whereby YouBet operates an interactive system over the Internet from its website that facilitates the transmission of wagering information from customers to XpressBet(TM)'s Pennsylvania hub account wagering operation. Users of YouBet's interactive system are customers of XpressBet(TM), but net revenue is shared by XpressBet(TM) and YouBet. Until August 2001, YouBet offered only the XpressBet system, but now also offers its own interactive wagering system at its website. For the year ended December 31, 2002, total handle wagered through our California and Pennsylvania hubs was $118.4 million, of which $31.5 million was wagered through the California hub and $86.9 million was wagered through the Pennsylvania hub. Of the amount wagered through the Pennsylvania hub, $39.4 million was wagered through the YouBet interactive system and approximately $47.5 million came from telephone and on-line wagering instructions received by XpressBet(TM)'s Pennsylvania hub. Our agreement with YouBet expires on December 25, 2003, subject to our right to terminate it after March 31, 2003 by giving 60 days written notice of termination.

         We expect that account wagering through XpressBet(TM) will make wagering on horse racing more convenient for our customers and expand the market for our simulcast product by enabling us to fully utilize an important distribution channel for our horse racing product. In the future, we will seek to expand the operations of XpressBet(TM) through a focused marketing effort.

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

TELEVISION DISTRIBUTION

         The first step in our television distribution plans was realized through our participation in RTN, which is owned equally by Roberts Communications Network, Inc., Greenwood Racing, Inc. and us. RTN is a private direct-to-home satellite service that offers eight channels dedicated to horse racing on a monthly subscription basis.

         The RTN service is being managed independently by Roberts Communications Network, Inc. on behalf of RTN and we are primarily a content provider to the service. We believe that offering core and loyal wagering customers and owners, trainers and breeders this dedicated racing on television is important.

         In July 2002, we launched HorseRacing TV(TM), a new television network focused exclusively on horse racing, which is presently carried on cable in the Western Pennsylvania and San Diego, California areas, as well as on RTN. We are seeking to achieve broader distribution of HorseRacing TV(TM) through U.S. cable and satellite systems. HorseRacing TV(TM) is produced by Santa Anita Park's award-winning television department.

         We believe that broad television distribution will help increase future interest in the sport and attract additional wagering customers. In the effort to broaden the audience, reach and appeal of horse racing and wagering across North America, we are pursuing carriage agreements with multiple system digital cable operators (MSO) and direct broadcast satellite operators (DBS) for HorseRacing TV(TM). The carriage agreements that we are seeking for HorseRacing TV(TM) would package the network with other digital sports programming sold to DBS and MSO subscribers.

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

         As we develop our account wagering operations, including telephone, Internet and interactive television wagering, we expect our competition with other account wagering operators to increase substantially. In addition, our ability to conduct account wagering on races from racetracks that we do not own is dependent on our ability to enter into agreements with those racetracks whereby we obtain account wagering rights. Certain racetracks, including those currently owned by Churchill Downs Inc. and those currently operated by the New York Racing Association, have entered into contracts with other account wagering operators, granting such operators exclusive rights to accept account wagering on their races. We may not be able to obtain access to racing content from racetracks not owned by us for our account wagering operations as a result of these exclusive arrangements or otherwise on terms that are acceptable to us.

GOVERNMENT REGULATION

         Horse racing is a highly regulated industry. Individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from involvement in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges.

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

         We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Texas Racing Commission, the Maryland Racing Commission, the Virginia Racing Commission, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Office of the Racing Commissioner of the Michigan Department of Agriculture, the Pennsylvania Harness Racing Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission and the Oregon Racing Commission. As part of this regulation, licenses to conduct live horse racing and to participate in simulcast wagering are required, and there is no assurance that these licenses will be granted, renewed or maintained in good standing, as applicable.

         In California, the California Horse Racing Board is responsible for regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagers within the limits set by the California legislature. The California Horse Racing Board has annually licensed one of our subsidiaries, Los Angeles Turf Club, Inc., and The Oak Tree Racing Association to conduct racing meets at Santa Anita Park. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse meets are conducted at Las Alamitos racetrack in Southern California during portions of these meets. The California Horse Racing Board also annually licenses the operations of Golden Gate Fields and Bay Meadows. Furthermore, pursuant to legislation effective January 1, 2002, the California Horse Racing Board granted us, on January 24, 2002, a license to conduct account wagering in California that runs until December 31, 2003. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the California Horse Racing Board that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California.

         In Maryland, the Maryland Racing Commission approves annual licenses for racetracks to conduct thoroughbred and standardbred horse races. However, Maryland's racing law effectively provides that except for Pimlico Race Course and Laurel Park, the Maryland Racing Commission may not issue thoroughbred racetrack licenses or thoroughbred race dates to any racetracks that have a circumference of at least one mile and are located within the Baltimore and Washington, D.C. markets. Other than a track located in Timonium, Maryland (a northern suburb of Baltimore), which has a racetrack circumference of less than one mile and which typically conducts an eight-day race meeting in connection with the Maryland State Fair, the Maryland Racing Commission has not approved a thoroughbred track license or thoroughbred race dates for any racetrack in either the Baltimore or Washington, D.C. markets. We are currently subject to an agreement with the Maryland Racing Commission that obligates us, as a condition of our racing license in Maryland, to expend at least $15 million on capital expenditures for renovations at the Laurel Park and Pimlico racetracks and the thoroughbred training facility in Bowie, Maryland, together with their related facilities and operations, between January 1, 2003 and June 30, 2004.

         In Virginia, the Virginia Racing Commission regulates all aspects of the conduct of horse racing and pari-mutuel wagering. Virginia law requires both an owner's license, for those persons who own or lease the property and facilities at which live horse racing is conducted, and an operator's license, for those persons responsible for conducting live horse racing or pari-mutuel wagering at a licensed racetrack facility or off-track wagering facility. Each type of license has a duration of twenty years, subject to ongoing compliance with its terms and with applicable laws and regulations. Unlike most other states in which we operate, annual renewals are not required, other than an annual application for race dates. MEC, through its indirect subsidiary, Maryland-Virginia Racing Circuit, Inc. ("MVRC"), possesses a 20-year operator's license that was issued in 1996, and pursuant to which MVRC manages the live horse racing and pari-mutuel operations on behalf of the owners of Colonial Downs racetrack. Currently, Colonial Downs holds the only unlimited owner's license issued by the Virginia Racing Commission, and Colonial Downs and MVRC each hold the only unlimited operator's licenses issued by the Virginia Racing Commission. Unlimited licenses entail 15 or more race days.

         In Florida, the Division of Pari-Mutuel Wagering considers applications for annual licenses for thoroughbred, standardbred and quarter horse meetings. Tax laws in Florida have historically discouraged the three Miami-area racetracks, Gulfstream Park, Hialeah Park (which no longer hosts live racing) and Calder Race Course, from applying for race days outside of their traditional racing season, so the race days for these Miami-area racetracks did not overlap. Effective July 1, 2001, a new tax structure has eliminated this deterrent. As a result, Gulfstream Park applied for and received an additional 27 race days for 2002 and 2003, for a total of 90 race days per year. This deregulation and accompanying increase in race days may, in the future, cause an overlap in racing seasons which could result in Gulfstream Park facing direct competition from other Miami-area racetracks.

         In Texas, the Texas Racing Commission issues licenses to conduct pari-mutuel wagering. Once issued, a license can be suspended or revoked for a variety of reasons. Even with a license, a racetrack operator can conduct live racing only during the time periods authorized by the Texas Racing Commission. The Texas Racing Commission has not licensed any operator of a horse or greyhound racetrack, other than Lone Star Park at Grand Prairie, in the Dallas area.

         In Ohio, the Ohio State Racing Commission approves annual licenses for racetracks to conduct thoroughbred, standardbred and quarter horse races. The Ohio State Racing Commission has not licensed any other operators of thoroughbred racetracks in the Cleveland area to conduct racing during Thistledown's meets. However, the Ohio State Racing Commission has licensed an operator of a night harness racing track in the Cleveland area.

         In Oklahoma, the Oklahoma Horse Racing Commission regulates all aspects of live horse racing with pari-mutuel wagering. The Commission considers and approves annual licenses for thoroughbred and mixed breed (quarter horse, paint horse and Appaloosa) race meetings. Currently, there are three racetracks in Oklahoma that are licensed to offer a live race meet with pari-mutuel wagering. Since it opened in 1988, Remington Park has been the only racetrack in the Oklahoma City metropolitan area licensed to conduct live horse racing and pari-mutuel wagering.

         In Michigan, the Office of Racing Commissioner approves annual licenses for thoroughbred, standardbred and mixed breed (quarter horse, paint horse, Appaloosa and Arabian) race meetings. There are currently no thoroughbred-exclusive racetracks in Michigan other than Great Lakes Downs. However, the Office of Racing Commissioner has licensed standardbred race meetings of five existing racetracks in Michigan. See "Our Business - Business Developments" in connection with our application for a license to construct a dual purpose racetrack in the Greater Detroit area and a competing application filed by a third party.

         In Pennsylvania, the Pennsylvania Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania Harness Racing Commission nor the Pennsylvania Horse Racing Commission has licensed any other operators of horse racetracks, other than The Meadows, in the Pittsburgh area. However, five applications for racetracks in the Pittsburgh marketplace have been filed in the past year, consisting of two standardbred applications and three thoroughbred applications. In addition, on January 28, 2003, we filed an application with the Pennsylvania Horse Racing Commission for a proposed thoroughbred horse racing and pari-mutuel wagering operation to be constructed in Findlay Township, less than three miles from the Pittsburgh International Airport. See "Our Business - Business Developments." On September 26, 2002, the Pennsylvania Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows.

         In Oregon, the Oregon Racing Commission approves annual licenses for horse and greyhound racetracks. The Oregon Racing Commission has not licensed any operators of horse or greyhound racetracks in the Portland area, other than Portland Meadows and Multnomah Greyhound Park.

OUR REAL ESTATE PORTFOLIO

         As of December 31, 2002, the aggregate net book values of our real estate are as follows:


                                                                                                     (IN MILLIONS)

Revenue-Producing Racing Real Estate...........................................................           $466.4
Excess Racing Real Estate......................................................................            100.3
Development Real Estate........................................................................             71.4
Revenue-Producing Non-Racing Real Estate.......................................................             68.5
Non-Core Real Estate...........................................................................             10.8
                                                                                                      ----------
Total..........................................................................................           $717.4
                                                                                                      ----------
                                                                                                      ----------

         Included in our income before income taxes for the year ended December 31, 2002 are gains on the sale of our non-core real estate of $2.2 million (these gains amounted to $20.4 million in 2001 and $7 million in 2000). We expect the gains from sales of our non-core real estate to be reduced to zero over the next year as the balance of our non-core real estate is sold. We are actively marketing and intend to continue to sell the balance of our non-core real estate in order to provide capital to grow and enhance our racing business; accordingly, we are currently servicing, improving and seeking zoning and other approvals for some of this real estate in order to enhance its value on sale. See "Risk Factors -- Risks Regarding Our Company -- Our recent operating income includes substantial gains from the sale of non-core real estate, which sales may soon be completed, causing our future operating income and cash flow to decrease".

         We currently have substantial holdings of excess racing real estate, revenue-producing non-racing real estate and non-core real estate in excess of that needed to support our racetrack operations. We are continually re-evaluating each of these holdings in relation to our core business activities. We will, from time to time, sell or otherwise monetize some or all of these real estate holdings in order to fund the growth of our core racing operations and related businesses. The aggregate net book value of these excess real estate assets as of December 31, 2002 was approximately $179.6 million.

         Included in our excess racing real estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Golden Gate Fields, Lone Star Park, Laurel Park and Pimlico Race Course, totaling approximately 314 acres. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing. In November 2002, we entered into an agreement with the East Bay Regional Park District, a California Special District, to sell approximately 16 acres of excess real estate located at Golden Gate Fields in Berkeley, California. The value of the consideration to be received by us for the real estate, excluding certain tax benefits of $1.4 million, is $8.5 million. The carrying value of the property, prior to entering into the agreement, was $14.3 million, which was based on an allocation of the purchase price for the Golden Gate Fields acquisition in 1999. The transaction is expected to close in the third quarter of 2003, subject to certain conditions, including the purchaser completing its due diligence procedures. In 2002, we recorded a write-down of this real estate which resulted in a loss before and after income taxes of $5.8 million and $2.4 million, respectively.

         Our development real estate includes: approximately 562 acres of land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, on which we have commenced development of a horse racetrack and gaming facility; approximately 110 acres of undeveloped land in Oberwaltersdorf, Austria, also located approximately 15 miles south of Vienna; approximately 800 acres of undeveloped land in upstate New York; approximately 260 acres of undeveloped land in Dixon, California located approximately 20 miles west of Sacramento and approximately 435 acres of undeveloped land in Ocala, Florida.

         Our revenue-producing non-racing real estate consists of two golf courses that we own and operate, Fontana Sports and Magna Golf Club, related recreational facilities and gated residential communities under development in Austria and in Canada in close proximity to the golf courses. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a clubhouse which contains dining facilities, a pro shop, a tennis club and a fitness facility. The Magna Golf Club, which is in Aurora, Ontario, adjacent to our and Magna International's headquarters approximately 30 miles north of Toronto, opened in May 2001. The clubhouse was completed in the spring of 2002 and contains dining facilities, a members' lounge, a pro shop and a fitness facility.

         Pursuant to an access arrangement effective as of March 1, 1999, Magna International is paying us an annual fee of 2.5 million Euros (approximately $2.6 million) to access the Fontana Sports golf course and related recreational facilities for Magna International-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports is payable only until March 1, 2004, unless renewed by mutual agreement of the parties. Pursuant to an access agreement effective as of January 1, 2001, Magna International is paying us an annual fee of Cdn. $5.0 million (approximately $3.2 million) to access the Magna Golf Club. The access fee relating to the Magna Golf Club is payable only until December 31, 2003, unless renewed by mutual agreement of the parties. The Fontana Sports and Magna Golf Club properties are both subject to rights of first refusal in favor of Magna International if we decide to sell either of them.

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

         A dispute with the EPA (which has since been resolved) involving the Portland Meadows racetrack caused us to postpone the planned opening of that facility's 2001-2002 meet on September 1, 2001. The dispute with the EPA concerned the amount of stormwater the facility must capture and send to the municipal sewers during heavy rain. The Portland Meadows facility ultimately opened in October 2001 for an abbreviated race meet which concluded on February 10, 2002. Pursuant to a consent decree that we entered into with the EPA, we completed the construction of a stormwater retention system acceptable to the EPA in May 2002. Live racing resumed at Portland Meadows in October 2002.

         Our receipt of the necessary regulatory permits and other approvals to operate the Palm Meadows facility is conditional on our agreement to haul horse manure off-site on an interim basis, to post a performance bond to service such obligation, and to either have an approved treatment facility in place by November 15, 2003, or to have received all required permits and other approvals for such facility, commenced construction and posted a performance bond by November 15, 2003, to ensure the completion of the treatment facility by at latest November 15, 2004. In the event of a breach of any of those timelines, we will be forced to cease operations at Palm Meadows.

         Additionally, our Gulfstream Park facility has recently received a Notice of Violation ("NOV") from Broward County indicating violations of the facility's wastewater discharge permit. We are presently negotiating a compliance plan with Broward County to address the NOV. However, we do not believe that the resulting compliance plan or any penalties that may be assessed will have a material adverse effect on our financial condition and operating results.

         While we have environmental permits for many of our racetracks and are taking steps to comply with them and other applicable environmental legal requirements, we cannot assure you that we have all required environmental permits or are otherwise in compliance with all applicable environmental requirements. Where we determine that an environmental permit or other remediation or compliance programs are required of existing or acquired racetracks, we intend to seek the necessary approvals, which may require us to make significant capital expenditures. Also, changes in governmental laws and regulations are ongoing, as evidenced by proposed changes to the CAFO regulations that would significantly increase the burden of CAFO regulations, and may make environmental compliance increasingly expensive. In addition to environmental requirements that regulate our operations, various environmental laws and regulations in the United States, Canada and Europe impose liability on us as a current or previous owner and manager of real property, for the cost of maintenance, removal and remediation of hazardous materials released or deposited on or in properties now or previously managed by us or disposed of in other locations. We have adopted a health and safety and environmental policy, pursuant to which we are committed to ensuring that a systematic review program is implemented and measured for each of our operations with a goal of continued improvement in health and safety and environmental matters. We believe that environmental legal requirements will not have a material adverse impact on our business, although there can be no assurance of that.

         A subsidiary of Magna International has agreed to indemnify us in respect of environmental remediation costs and expenses relating to existing conditions at some of our Austrian real estate properties.

EMPLOYEES

         As of December 31, 2002, we employed approximately 5,100 full-time employees, approximately 3,000 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

         Since our inception, we have not had a work stoppage. We consider our relations with our employees to be good. We also believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly-qualified technical and managerial personnel, and upon the continued service of our senior management.

BUSINESS DEVELOPMENTS

         Set forth below is a summary of certain transactions effected in 2002, but not yet completed, and other business developments that have occurred since January 1, 2003.

FLAMBORO DOWNS

         On June 4, 2002, we entered into an agreement to acquire all the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a standardbred racetrack located in Hamilton, Ontario, 45 miles west of Toronto, Ontario. Flamboro Downs conducts a live harness racing meet year-round with approximately 260 live race days. Flamboro Downs also houses a gaming facility with 750 slot machines operated by the Ontario Lottery and Gaming Corporation. Pursuant to an agreement with the Ontario Lottery and Gaming Corporation, Flamboro Downs receives 20% of the "net win" (slot machine revenues minus payout to slot players), with one-half of that amount distributed to horsemen and the other half being retained by Flamboro Downs. Flamboro Downs also operates nine

OTB facilities in its Home Market Area, as designated by the Canadian Pari-Mutuel Agency, and in 2002 began conducting telephone account wagering in that area through an agreement with Woodbine Entertainment Group.

         On October 18, 2002, Ontario Racing Inc., our former subsidiary that is presently owned by one of our employees, acquired Flamboro Downs Holdings Limited. Our employee had received the requisite regulatory clearances and approvals to own and operate Flamboro Downs. The purchase price, net of cash, was $55.9 million, consisting of a payment of $23.1 million in cash on closing, with the remainder satisfied by ongoing payments under secured notes of approximately $32.8 million. One of our wholly-owned subsidiaries has provided the funding for the acquisition cost by way of a revolving secured loan facility to Ontario Racing Inc., and we have guaranteed the secured notes.

         Our employee has agreed to transfer all the shares of Ontario Racing Inc. back to us, at his original cost, five business days after we, including our officers and directors, have received all regulatory approvals required to own and operate Flamboro Downs. We are using the equity method of accounting for the results of operations of Ontario Racing Inc. pending receipt of these approvals, which are expected to be received during the spring of 2003.

SUNSHINE MILLIONS(TM)

         On January 25, 2003, Santa Anita Park and Gulfstream Park jointly hosted the inaugural running of the Sunshine Millions(TM), a thoroughbred horse racing event which featured California-breds and Florida-breds in head-to-head competition. The event consisted of eight races - four races at Santa Anita Park and four races at Gulfstream Park- with purses ranging from $250,000 to $1 million per race, for a total of $3.6 million in guaranteed purses. The event, which generated significant increases in attendance and handle relative to appropriate comparables from the previous year, was covered on a national NBC broadcast.

PITTSBURGH RACETRACK DEVELOPMENT

         On January 28, 2003, we filed an application with the Pennsylvania Horse Racing Commission for a license to conduct thoroughbred horse racing and pari-mutuel wagering at a new racetrack in the Pittsburgh area. The proposed site for the new racetrack is in Allegheny County, Pennsylvania, on a property which is located less than three miles from the Pittsburgh International Airport. The proposed site, which we have contracted to purchase, subject to satisfactory completion of due diligence, consists of approximately 174 acres located less than 18 miles from the center of Pittsburgh's business district. The issuance of a racetrack license is subject to the review and approval of our application by the Pennsylvania Horse Racing Commission. The construction of the proposed racetrack is also subject to certain regulatory approvals.

DIXON DOWNS DEVELOPMENT

         On March 3, 2003, we filed an application for various local approvals with the City of Dixon, California relating to the phased development of a destination entertainment and retail complex. The centerpiece of the development would be a thoroughbred horse racing track ("Dixon Downs") to be constructed on a 260-acre site in Dixon's Northeast Quadrant, approximately 20 miles from Sacramento. The proposed site was purchased in 2001 and 2002. The environmental impact analysis and the rest of the land-use approval process normally takes from 12 to 18 months for a project of this nature. See "Our Business - Our Real Estate Portfolio."

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

         If any of the following risks, or any of the risks described in the other documents we file with the SEC, actually occur, our business, financial condition, operating results and prospects could be materially adversely affected. In that case, our ability to make payments of principal and interest on our debt securities may be limited and the trading price of the shares of our Class A Subordinate Voting Stock or other securities could decline substantially and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock or other securities held by them.

RISKS REGARDING OUR COMPANY

         WE ARE A RELATIVELY NEW COMPANY WITH A SHORT HISTORY OF RACETRACK OPERATIONS. WE MUST SUCCESSFULLY INTEGRATE RECENT RACETRACK ACQUISITIONS OR OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

         We were incorporated four years ago and acquired our first racetrack in December 1998. Accordingly, although all our racetracks have been in operation for some time, we have a relatively short history of owning and operating racetracks. The acquisition of Santa Anita Park was completed in December 1998, the acquisition of Gulfstream Park was completed in September 1999, the acquisition of Remington Park and Thistledown was completed in November 1999, the acquisition of Golden Gate Fields was completed in December 1999, the acquisition of Great Lakes Downs was completed in February 2000, the acquisition of Bay Meadows was completed in November 2000, the acquisition of The Meadows was completed in April 2001, the acquisition of Multnomah Greyhound Park was completed in October 2001, the acquisition of Lone Star Park at Grand Prairie was completed in October 2002 and the acquisition of Pimlico Race Course and Laurel Park was completed in November 2002. The Portland Meadows facility commenced operations under our management in July 2001 and we assumed the management of Colonial Downs in November 2002. As of the date of this Annual Report, our acquisition of Flamboro Downs is pending. Prior to their respective acquisitions, most of these racetracks had been operated separately under different ownership. Completing the integration of these businesses into our operations will require a significant dedication of management resources and further expansion of our information and other operating systems.

         If we do not successfully integrate our recent acquisitions and any future acquisitions, or if this integration consumes a disproportionate amount of our management's time, then these acquisitions may materially adversely affect our efficiency and, therefore, significantly harm our business.

         WE MAY NOT BE ABLE TO OBTAIN FINANCING OR MAY BE ABLE TO OBTAIN IT ONLY ON UNFAVORABLE TERMS, WHICH MAY AFFECT THE VIABILITY OF OUR EXPANSION AND IMPROVEMENT PROJECTS OR MAKE EXPANSION AND IMPROVEMENT MORE COSTLY.

         We may require substantial additional financing in order to expand and improve our operations, including financing related to alternative gaming facilities, if any such opportunities are available to us. It is possible that this financing will not be available or, if available, will not be available on terms that are favorable to us. Our $100 million unsecured revolving credit facility with a Canadian chartered bank is required to be reduced to $50 million no later than April 30, 2003, and matures on October 10, 2003. As of December 31, 2002, indebtedness aggregating $49.5 million and letters of credit totaling $20 million were outstanding under this facility. There can be no assurance that the amounts, terms and conditions involved in a renewal of the facility will be favorable, or that the facility will be able to be renewed at all. Our controlling stockholder, Magna International, has made a commitment to its shareholders that it will not, before June 1, 2006, make any further debt or equity investments in, or otherwise provide financial assistance to, us or any of our subsidiaries without the prior consent of the holders of a majority of Magna International's subordinate voting shares. If we are unable to obtain financing on favorable terms, or at all, we may not be able to expand and improve our operations, which could have a material adverse effect on our future profitability.

         OUR REVOLVING CREDIT FACILITY WITH A CANADIAN CHARTERED BANK IMPOSES IMPORTANT RESTRICTIONS ON US.

         Our revolving credit facility with a Canadian chartered bank requires us to maintain a debt to earnings before interest, taxes, depreciation and amortization ratio not greater than 3.5 to 1, and an interest coverage ratio not lower than 1.7 to 1, each as calculated under the facility. The credit agreement also contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. In addition, the credit agreement requires us to use the first $75 million of net cash proceeds of any public debt or equity offering to repay the loans outstanding under the facility. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial ratios and comply with these covenants may be affected by changes in business conditions or results of operations, adverse regulatory developments and other events beyond our control. We cannot assure you that we will meet these financial ratios or continue to comply with these covenants. Failure to comply with these restrictions may result in the occurrence of an event of default under the credit facility. Upon the occurrence of an event of default, the lender may terminate the credit facility and demand immediate payment of all amounts borrowed by us under that facility, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

         WE HAVE RECRUITED MOST OF OUR SENIOR EXECUTIVE OFFICERS FROM OUTSIDE THE RACETRACK INDUSTRY.

         Although our management personnel at our racetracks generally have extensive experience in the racetrack industry, we have recruited most of our senior executive officers from outside the industry. Our chief executive officer and executive vice-presidents, including our chief financial officer, each joined us during the last three years from outside the industry. This lack of racetrack industry experience may impede the implementation of our strategy and slow our growth.

         OUR RECENT OPERATING INCOME INCLUDES GAINS FROM THE SALE OF NON-CORE REAL ESTATE, WHICH SALES MAY SOON BE COMPLETED, CAUSING OUR FUTURE OPERATING INCOME AND CASH FLOW TO DECREASE.

         Approximately 9% of our earnings before interest, taxes, depreciation and amortization, before write-downs, for the year ended December 31, 2002 resulted from gains from non-core real estate sales. These gains will likely be reduced to zero over the next year as we endeavor to sell the balance of our non-core real estate portfolio. Additionally, our short-term and annual operating income and cash flow may decline from the prior year due to decreases in non-core real estate sales. If we do not replace these gains or offset these decreases with additional operating income and cash flow from our racetrack operations and other sources, our future operating income and cash flow will decline.

         OUR BUSINESS IS HEAVILY CONCENTRATED AT CERTAIN OF OUR RACETRACKS.

         Four of our racetracks, Santa Anita Park, Gulfstream Park, Golden Gate Fields and Bay Meadows, accounted for approximately 64% of our revenue and 197% of our earnings before interest, taxes, depreciation and amortization, before write-downs, for the year ended December 31, 2002. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could adversely affect our operating results. Additionally, certain of our other racetrack properties have experienced operating losses before interest, income taxes, depreciation and amortization over the past three years. The operating performance of these racetracks may not improve in the future.

         WE ARE CONTROLLED BY MAGNA INTERNATIONAL AND THEREFORE MAGNA INTERNATIONAL IS ABLE TO PREVENT ANY TAKEOVER OF US BY A THIRD PARTY.

         Magna International owns all our Class B Stock, which is generally entitled to 20 votes per share, and therefore is able to exercise approximately 96% of the total voting power of our outstanding stock. It is therefore able to elect all our directors and to control us. As a result, Magna International is able to cause or prevent a change in our control.

         OUR RELATIONSHIP WITH MAGNA INTERNATIONAL IS NOT AT "ARM'S LENGTH", AND THEREFORE MAGNA INTERNATIONAL MAY INFLUENCE US TO MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

         Our relationship with Magna International is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor, two members of our board of directors are also members of Magna International's board of directors and we have the same chairman. In some cases, the interests of Magna International may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. Magna International is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and Magna International may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised.

         IF WE DO NOT IDENTIFY, NEGOTIATE AND COMPLETE A SUFFICIENT NUMBER OF STRATEGIC ACQUISITIONS, WE MAY NOT ACHIEVE OUR BUSINESS PLAN AND OUR GROWTH PROSPECTS MAY SUFFER.

         Our current business plan calls for us to continue to selectively pursue strategic acquisitions. Our future profitability will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. If we do not do so for any reason, we may not be able to implement our business plan successfully, or grow as quickly as we anticipate, and this could have a material adverse effect on our future profitability.

         WE ARE EXPOSED TO CURRENCY EXCHANGE RATE FLUCTUATIONS.

         Our business outside the United States is generally transacted in currencies other than U.S. dollars. Fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our operating results. Moreover, fluctuations in the U.S. dollar relative to currencies in which earnings are generated outside the United States could result in a reduction in our profitability as reported in U.S. dollars.

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

         All our pari-mutuel wagering operations are contingent upon the continued governmental approval of these operations as forms of legalized gaming. All our current gaming operations are subject to extensive governmental regulation and could be subjected at any time to additional or more restrictive regulation, or banned entirely. See "Our Business - Government Regulation" and "Environmental Matters".

         We may be unable to obtain, maintain or renew all governmental licenses, registrations, permits and approvals necessary for the operation of our pari-mutuel wagering and other gaming facilities. Licenses to conduct live horse racing and simulcast wagering must be obtained from each state's regulatory authority, in many cases annually. The denial, loss or non-renewal of any of our licenses, registrations, permits or approvals may materially limit the number of races we conduct or the form or types of pari-mutuel wagering we offer, and could have a material adverse effect on our business. In addition, we currently devote significant financial and management resources to complying with the various governmental regulations to which our operations are subject. Any significant increase in governmental regulation would increase the amount of our resources devoted to governmental compliance, could substantially restrict our business, and could materially adversely affect our operating results.

         THE PASSAGE OF LEGISLATION PERMITTING ALTERNATIVE GAMING AT RACETRACKS, SUCH AS SLOT MACHINES, VIDEO LOTTERY TERMINALS AND OTHER FORMS OF
NON-PARI-MUTUEL GAMING, CAN BE A LONG AND UNCERTAIN PROCESS. A DECISION TO PROHIBIT, DELAY OR REMOVE ALTERNATIVE GAMING RIGHTS AT RACETRACKS BY THE GOVERNMENT OR THE CITIZENS OF A STATE, OR OTHER JURISDICTION, IN WHICH WE OWN OR OPERATE A RACETRACK, COULD ADVERSELY AFFECT OUR BUSINESS OR PROSPECTS.

         There has been speculation, by members of the media, investment analysts and our employees and other representatives, as to the probability and potential impact of the passage of legislation permitting alternative gaming at racetracks in various states in the United States. This has been especially prevalent in recent months with the conclusion of the mid-term elections in November 2002, and as alternative gaming at racetracks has become an issue for consideration in some states.

         While certain candidates who publicly advocated alternative gaming at racetracks were recently elected, there can be no assurance that alternative gaming at racetracks will become permitted in those states, or if it does, what the timetable, conditions, terms of income or revenue sharing, or other feasibility factors will be. It is possible that public reaction or other factors may cause these persons to change their stance on this issue or call for a public referendum to determine whether and how to proceed. It is also difficult to predict accurately which issues will become priority agenda items during a legislative session.

         In the event that alternative gaming legislation is enacted in a given state or other jurisdiction, there can be no certainty as to the terms of such legislation or regulations, including the timetable for commencement, the conditions and feasibility of operation and whether alternative gaming rights are to be limited to racetracks. If we were to proceed to conduct alternative gaming in such a situation, there may be significant costs and other resources to be expended, and there will be significant risks involved, including the risk of changes in the enabling legislation, that may have a material adverse effect on the relevant racetrack's operations and profitability.

         The regulatory risks and uncertainties that are inherent in the conduct of alternative gaming also apply in other jurisdictions outside the United States. In the province of Ontario, the location of our pending acquisition of Flamboro Downs, racetracks are permitted to serve as landlord to slot operations conducted by a government corporation. Under that arrangement, the racetrack retains 20% of the "net win" (slot machine revenues minus payout to slot players), with one-half of that amount distributed to the horsemen and the other half being retained by the racetrack owner. There can be no assurance as to how long this arrangement will continue, or if it does, whether the terms will remain the same. Similarly, we commenced development of a horse racetrack combined with a gaming and entertainment center on property located approximately 15 miles south of Vienna, Austria, in anticipation of concluding joint venture negotiations with an Austrian third party and receiving the requisite racing and gaming licenses. Ultimately, those negotiations may not be successful or we may not obtain the necessary licenses. If we are unable to complete this development as planned, we may record a substantial write-down of the carrying value of this property.

         ANY FUTURE EXPANSION OF OUR GAMING OPERATIONS WILL LIKELY REQUIRE US TO OBTAIN ADDITIONAL GOVERNMENTAL APPROVALS OR, IN SOME CASES, AMENDMENTS TO CURRENT LAWS GOVERNING SUCH ACTIVITIES.

         The high degree of regulation in the gaming industry is a significant obstacle to our growth strategy, especially with respect to account wagering, including telephone, interactive television and Internet-based wagering. Account wagering may currently be conducted only through hubs or bases located in certain states. Our expansion opportunities in this area will be limited unless more states amend their laws to permit account wagering or, in the alternative, if states take action to make such activities unlawful. In addition, the licensing and legislative amendment processes can be both lengthy and costly, and we may not be successful in obtaining required licenses, registrations, permits and approvals.

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

         From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for account wagering. For example, in May 2001, the United States Senate Commerce Committee approved a bill, in the form of the Unlawful Internet Gambling Funding Prohibition Act, which, if enacted, would have prohibited financial institutions from enforcing credit card debts if they knew the debts were being incurred in order to gamble illegally through the Internet. Further, in September 2002, the United States House of Representatives approved a bill that, if enacted, would have prohibited any person in a gambling business from knowingly accepting, in connection with the participation of another person in unlawful Internet gambling, credit, a check, a draft or the proceeds of credit or an electronic funds transfer. Similar bills have been introduced this year in both the United States House of Representatives and the United States Senate. Although it is difficult to predict the ultimate chances for passage of any given legislation, it is anticipated that legislation will continue to be introduced in the United States Congress or elsewhere that will seek to restrict, regulate or potentially ban altogether Internet gambling. Furthermore, even in the absence of legislation, certain financial institutions have begun to block the use of credit cards issued by them for Internet gambling, either voluntarily or as part of a settlement with the office of the Attorney General for New York. Legislation or actions of this nature, if enacted or implemented without providing for a meaningful exception to allow account wagering to be conducted as it is currently being conducted by the U.S. horse racing industry, could inhibit account wagering by restricting or prohibiting its use altogether or, at a minimum, by restricting or prohibiting the use of credit cards and other commonly used financial instruments to fund wagering accounts. If enacted or implemented, these, or any other forms of legislation or practices restricting account wagering, could cause our business and its growth to suffer.

         IMPLEMENTATION OF SOME OF THE RECOMMENDATIONS OF THE NATIONAL GAMBLING IMPACT STUDY COMMISSION MAY HARM OUR GROWTH PROSPECTS.

         In August 1996, the United States Congress established the National Gambling Impact Study Commission to conduct a comprehensive study of the social and economic effects of the gambling industry in the United States. This commission reviewed existing federal, state and local policy and practices with respect to the legalization or prohibition of gambling activities with the aim of formulating and proposing changes in these policies and practices and recommending legislation and administrative actions for these proposed changes. On April 28, 1999, the Commission voted to recommend that there be a pause in the expansion of gaming. On June 18, 1999, the Commission issued a report setting out its findings and conclusions, together with recommendations for legislation and administrative actions. Some of the recommendations were:

- prohibiting Internet gambling that was not already authorized within the United States or among parties in the United States and any foreign jurisdiction;

- limiting the expansion of gambling into homes through such mediums as account wagering; and

- banning the introduction of casino-style gambling into pari-mutuel facilities for the primary purpose of saving a pari-mutuel facility that the market has determined no longer serves the community or for the purpose of competing with other forms of gaming.

         The recommendations made by the National Gambling Impact Study Commission could result in the enactment of new laws and/or the adoption of new regulations in the United States, which would materially adversely impact the gambling industry in the United States in general or our segment in particular and consequently may threaten our growth prospects.

         WE FACE SIGNIFICANT COMPETITION FROM OTHER RACETRACK OPERATORS, INCLUDING THOSE IN STATES WHERE MORE EXTENSIVE GAMING OPTIONS ARE AUTHORIZED, WHICH COULD HURT OUR OPERATING RESULTS.

         We face significant competition in each of the jurisdictions in which we operate racetracks and we expect this competition to intensify as new racetrack operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. In addition, the introduction of legislation enabling slot machines or video lottery terminals to be installed at racetracks in certain states allows those racetracks to increase their purses and compete more effectively with us for horse owners, trainers and customers. One of our competitors, Churchill Downs Inc., has been in operation for a much longer period of time than we have and may have greater name recognition. Competition from existing racetrack operators, as well as the addition of new competitors, may hurt our future performance and operating results.

         In addition, Florida tax laws have historically discouraged the three Miami-area horse racetracks, Gulfstream Park, Hialeah Park (which no longer hosts live racing) and Calder Race Course, from scheduling concurrent races. A change in the tax structure, effective as of July 1, 2001, has eliminated this deterrent. As a result, our Gulfstream Park racetrack may face direct competition from other Miami-area horse racetracks in the future. This competition could significantly affect the operating results of Gulfstream Park which could reduce our overall profitability.

         COMPETITION FROM NON-RACETRACK GAMING OPERATORS MAY REDUCE THE AMOUNT WAGERED AT OUR FACILITIES AND MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

         We compete for customers with casinos, sports wagering services and other non-racetrack gaming operators, including government-sponsored lotteries, which benefit from numerous distribution channels, including supermarkets and convenience stores, as well as from frequent and extensive advertising campaigns. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to government-sponsored lotteries as well as some of our other non-racetrack competitors, which may adversely affect our ability to compete effectively with them.

         WE CURRENTLY FACE SIGNIFICANT COMPETITION FROM INTERNET AND OTHER FORMS OF ACCOUNT WAGERING, WHICH MAY REDUCE OUR PROFITABILITY.

         Internet and other account wagering gaming services allow their customers to wager on a wide variety of sporting events and casino games from home. The National Gambling Impact Study Commission's June 1999 report estimated that there were over 250 on-line casinos, 64 lotteries, 20 bingo games and 139 sports wagering services offering gambling over the Internet. Total industry-wide Internet gaming revenues are estimated to have grown from approximately $1.1 billion in 1999 to approximately $2.5 billion in 2001, according to Bear, Stearns & Co. Inc. in its 2002-2003 North American Gaming Almanac. That report also estimates 2002 total industry-wide Internet gaming revenues at $3.5 billion and projects a 2003 level of $4.2 billion. Although many on-line wagering services are operating from offshore locations in violation of U.S. law by accepting wagers from U.S. residents, they may divert wagering dollars from legitimate wagering venues such as our racetracks and account wagering operations. Moreover, our racetrack operations may require greater ongoing capital expenditures in order to expand our business than the capital expenditures required by Internet and other account wagering gaming operators. Currently, we cannot offer the diverse gaming options provided by many Internet and other account wagering gaming operators and may face significantly greater costs in operating our business. Our inability to compete successfully with these operators could hurt our business.

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

         THE 2002 BREEDERS' CUP PICK 6 CONTROVERSY COULD CAUSE A DECLINE IN BETTOR CONFIDENCE AND RESULT IN CHANGES TO LEGISLATION, REGULATION, OR INDUSTRY PRACTICES OF THE HORSE RACING INDUSTRY, WHICH COULD MATERIALLY REDUCE THE AMOUNT WAGERED ON HORSE RACING AND INCREASE OUR COSTS, AND THEREFORE ADVERSELY AFFECT OUR REVENUE AND OPERATING RESULTS.

         On October 26, 2002, in connection with the Breeders' Cup World Thoroughbred Championships held at Arlington Park in Chicago, Illinois, only one person placed winning bets on the Pick 6, a bet to pick the winning horse in six consecutive races. The bettor purchased all six winning tickets, valued at more than $2.5 million, through an OTB telephone system. Payment of the winnings was withheld when an examination of the winning bets revealed an unusual betting pattern. Scientific Games Corporation ("Scientific Games"), the parent company of Autotote Systems, Inc. ("Autotote Systems"), later announced that it had fired an employee who had allegedly accessed the totalisator system operated by Autotote Systems, altered the winning Pick 6 tickets, and erased the record of his access. The Federal Bureau of Investigation conducted an investigation, and on November 12, 2002, three individuals were charged in a complaint by the United States Attorney's office of White Plains, New York, with conspiracy to commit wire fraud. The three individuals pleaded guilty in federal court to conspiring to commit fraud and money laundering. On December 4, 2002, a class-action lawsuit against Autotote Systems and Scientific Games was filed in Los Angeles Superior Court seeking unspecified monetary damages suffered by Jimmy Allard and other bettors. In the suit, the plaintiffs allege that Autotote Systems and Scientific Games were negligent and engaged in deceptive and unfair practices. In addition, the pari-mutuel pool for the Breeders' Cup Pick 6 remained frozen for almost five months in an interest-bearing escrow account, despite legal attempts by certain entities to have the appropriate payout distributed to ticketholders with five of six winners. The United States Attorney for the Southern District of New York authorized the release of the funds on March 20, 2003, following the sentencing of the three perpetrators.

         The National Thoroughbred Racing Association, an industry association, has formed a task force to examine the Pick 6 controversy and make recommendations. This task force has retained Ernst & Young LLP to perform an examination of the internal controls and system security of the totalisator systems of the three companies that collectively provide substantially all the totalisator service to the North American horse racing industry. The mandate of the Ernst & Young LLP examination is to recommend best practices to be implemented by the totalisator companies concerning the internal controls and system security of their totalisator systems.

         The impact of the Pick 6 controversy is uncertain. A perceived lack of integrity or security could result in a decline in bettor confidence, and would likely lead to a decline in the amount wagered on horse racing. Further negative publicity concerning the Pick 6 controversy, further negative information being discovered as a result of the FBI or any other investigation, and any negative information concerning the internal controls and security of the totalisator systems may materially reduce the amount wagered on horse racing and the revenue and earnings of companies engaged in the horse racing industry, including us. The Pick 6 controversy has also caused the horse racing industry to focus on another area of bettor concern, late odds changes, which sometimes occur as odds updates in the totalisator system cause significant changes in the odds after a race has commenced. The Pick 6 controversy and this industry focus on late odds changes may lead to changes in legislation, regulation, or industry practices, which could result in a material reduction in the amount wagered on horse racing and in the revenue and earnings of companies engaged in the horse racing industry, including us.

         IF WE PAY PERSONS WHO PLACE FRAUDULENT "WINNING" WAGERS, WE WOULD REMAIN LIABLE TO PAY THE HOLDERS OF THE PROPER WINNING WAGERS THE FULL AMOUNT DUE TO THEM.

         As indicated by the Pick 6 controversy described in the preceding risk factor, we may be subject to fraudulent claims for millions of dollars. If we paid those claims, we would remain liable to the holders of the proper winning wagers for the full amount due to them and would have the responsibility to attempt to recover the money that we paid on the fraudulent claims. We may not be able to recover that money, which would adversely affect our operating results.

         OUR OPERATING RESULTS FLUCTUATE SEASONALLY AND MAY BE IMPACTED BY A REDUCTION IN LIVE RACING DATES DUE TO REGULATORY FACTORS.

         We experience significant fluctuations in quarterly operating results due to the seasonality associated with the racing schedules at our racetracks. Generally, our revenues from racetrack operations are greater in the first quarter of the calendar year than in any other quarter. We have a limited number of live racing dates at each of our racetracks and the number of live racing dates varies somewhat from year to year. The allocation of live racing dates in most of the jurisdictions in which we operate is subject to regulatory approval from year to year and, in any given year, we may not receive the same or more racing dates than we have had in prior years. We are also faced with the prospect that competing racetracks may seek to have some of our historical dates allocated to them. A significant decrease in the number of our live racing dates would reduce our revenues and cause our business to suffer.

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

         THE CURRENT LEASE OF THE BAY MEADOWS PROPERTY EXPIRES ON DECEMBER 31, 2003 AND MAY NOT BE RENEWED.

         The Bay Meadows site lease has been extended at market rates and expires on December 31, 2003, subject to a further one-year extension at the landlord's option. We are exploring various alternative venues, including vacant land that we purchased in Dixon, California for future development, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term (including any extensions). There can be no assurance that we will be successful in obtaining the necessary regulatory approvals to run these racing dates at another racetrack operated by us in northern California if the lease is not extended. If we conduct the Bay Meadows racing dates at another of our racetracks, we may suffer a reduction in our revenues, which could materially adversely affect our operating results. See "Our Business - Business Developments".

         IN THE STATE OF MARYLAND, OUR REVENUE SHARING AND OPERATIONS AGREEMENT WITH THE OWNER OF ROSECROFT RACEWAY MAY NOT BE ASSUMED BY THE INTENDED PURCHASER OF THE ASSETS OF ROSECROFT RACEWAY, AND IN ANY EVENT, SUCH AGREEMENT TERMINATES ON MARCH 31, 2004.

         The Maryland Jockey Club, the trade name for the entities that own and operate Pimlico and Laurel Park, is a party to a Cross-Breed Horseracing Revenue Sharing and Operations Agreement (the "Maryland Revenue Sharing Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Revenue Sharing Agreement was effective as of January 1, 2000 and terminates March 31, 2004.

         The Maryland Revenue Sharing Agreement provides for wagering to be conducted, both day and night, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland OTBs operated by them. Under the agreement, wagering revenue from these sources is pooled and certain expenses and obligations are pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue is then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. This agreement was entered into to resolve all issues relating to Maryland law which prevents thoroughbred tracks in Maryland from offering live racing or accepting simulcast wagering after 6:15 p.m. without Rosecroft's consent and the federal Interstate Horseracing Act which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that Pimlico or Laurel are running live races.

         It has been announced that Centaur, Inc. has contracted with Cloverleaf to acquire the assets of Rosecroft, subject to certain conditions (including the approval of the Maryland Racing Commission). Centaur, Inc. may or may not be assuming the obligations of the Maryland Revenue Sharing Agreement as part of that sale, which failure to assume may result in litigation. Either the successful non-assumption of the agreement by Centaur, Inc. or the termination on March 31, 2004 of the agreement will require a renegotiation of the agreement. Such renegotiation, or the failure to reach a new agreement, may result in a decline in the revenues of The Maryland Jockey Club that materially adversely affects our operating results.

         WE MANAGE THE OPERATIONS AT COLONIAL DOWNS PURSUANT TO AN INHERITED MANAGEMENT CONTRACT WHICH IS DEPENDENT ON THIRD PARTY ACTIONS AND EVENTS OVER WHICH WE HAVE LIMITED CONTROL.

         The revenues that we receive from our operations in Virginia through the management of the Colonial Downs race meets and pari-mutuel wagering system are highly dependent on the business strategy of Colonial Downs, over which we have limited control. Moreover, our Virginia operations are highly dependent on Colonial Downs' ability to maintain the owner's and operator's licenses issued to it by the Virginia Racing Commission, over which we have limited control. In addition, our management contract with Colonial Downs provides for a one-half reduction in the management fee we receive if and to the extent that non-pari-mutuel gaming activities become authorized and are conducted by us in Maryland but are not authorized and conducted in Virginia.

         THE PROFITABILITY OF OUR RACETRACKS IS PARTIALLY DEPENDENT UPON THE SIZE OF THE LOCAL HORSE POPULATION IN THE AREAS IN WHICH OUR RACETRACKS ARE LOCATED.

         Horse population is a factor in a racetrack's profitability because it generally affects the average number of horses (i.e., the average "field size") that run in races. Larger field sizes generally mean increased wagering and higher wagering revenues due to a number of factors, including the availability of exotic bets (such as "exacta" and "trifecta" wagers). Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and Mare Reproductive Loss Syndrome, which caused a large number of mares in Kentucky to sustain late term abortions or early embryonic loss in 2001. If we are unable to attract horse owners to stable and race their horses at our tracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better living conditions for backstretch personnel involved in the care and training of horses stabled at our tracks, and a competitive purse structure, our profitability could decrease.

         WE DEPEND ON AGREEMENTS WITH OUR HORSEMEN'S INDUSTRY ASSOCIATIONS TO OPERATE OUR BUSINESS.

         The U.S. Interstate Horseracing Act of 1978, as well as various state racing laws, require that, in order to simulcast races, we have written agreements with the horsemen at our racetracks, who are represented by industry associations. In some jurisdictions, if we fail to maintain operative agreements with the industry associations, we may not be permitted to conduct live racing or simulcasting at tracks within those jurisdictions. In addition, our simulcasting agreements are generally subject to the approval of the industry associations. Should we fail to renew existing agreements with the industry associations on satisfactory terms or fail to obtain approval for new simulcast agreements, we would lose revenues and our operating results would suffer.

         IF WE ARE UNABLE TO CONTINUE TO NEGOTIATE SATISFACTORY UNION CONTRACTS, SOME OF OUR EMPLOYEES MAY COMMENCE A STRIKE. A STRIKE BY OUR EMPLOYEES OR A WORK STOPPAGE BY BACKSTRETCH PERSONNEL, WHO ARE EMPLOYED BY HORSE OWNERS AND TRAINERS, MAY LEAD TO LOST REVENUES AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         As of December 31, 2002, we employed approximately 5,100 full-time employees, approximately 3,000 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

         Legislation enacted in California could facilitate the organization of backstretch personnel in that state. A strike by backstretch personnel could, even though they are not our employees, lead to lost revenues and therefore hurt our operating results.

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

         OUR BUSINESS DEPENDS ON PROVIDERS OF TOTALISATOR SERVICES.

         In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by each of the three main totalisator companies operating in North America. These totalisator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data. The loss of any of the totalisator companies as a provider of these critical services would decrease competition in the market for those services and could result in an increase in the cost to obtain them. Additionally, the failure of the totalisator companies to keep their technology current could limit our ability to serve customers effectively, develop new forms of wagering, or ensure a sufficient level of wagering security. Because of the highly specialized nature of these services, replicating these totalisator services would be expensive.

         A DECLINE IN GENERAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operations are affected by general economic conditions, and therefore our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our customers having less discretionary income to wager on horse racing. In 2002, the weak U.S. economy had a negative impact on our operating results and if the economy deteriorates further, the consequent reduction in our revenues could have a material adverse effect on our operating results.

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

         WE MAY NOT BE ABLE TO SELL OR OTHERWISE MONETIZE SOME OF OUR NON-CORE REAL ESTATE, EXCESS RACING REAL ESTATE AND REVENUE-PRODUCING NON-RACING REAL ESTATE WHEN WE NEED TO OR AT THE PRICE WE WANT, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         At times, it may be difficult for us to dispose of or otherwise monetize some of our non-core real estate, excess racing real estate and revenue-producing non-racing real estate. The costs of holding real estate may be high and, during a recession, we may be faced with ongoing expenditures with little prospect of earning revenue on our non-core real estate and excess racing real estate properties. If we have inadequate cash reserves, we may have to dispose of properties at prices that are substantially below the prices we desire, and in some cases, below the prices we originally paid for the properties, which may materially adversely affect our financial condition and our growth plans.

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

         We intend to further develop our racetracks and expand our gaming activities. See "Our Properties-Michigan Racetrack Development" and "Business Developments". Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Santa Anita Park completed certain upgrades to its facilities in 1999. The disruption caused by these upgrades was greater than anticipated and reduced the total amount wagered at Santa Anita Park's simulcast wagering facilities and attendance at The Oak Tree Meet in 1999. Even if completed in a timely manner, our expansion projects may not be successful, which would affect our growth and could have a material adverse effect on our future profitability.

         We have deferred a decision on the proposed redevelopment of Gulfstream Park in Florida. If we proceed with such redevelopment, we will schedule the project to minimize any interference with Gulfstream Park's racing season, but there is a risk that the redevelopment will not be completed according to schedule, in which case it could cause us to disrupt a racing season and result in a reduction in the revenues and earnings generated at Gulfstream Park during that season. See "Our Business - Our Properties - Gulfstream Park".

         We are currently subject to an agreement with the Maryland Racing Commission that requires us to expend at least $15 million on capital improvements to the Laurel Park and Pimlico racetracks and the thoroughbred training facility in Bowie, Maryland, together with their related facilities and operations, between January 1, 2003 and June 30, 2004. We will endeavor to schedule the work for these expenditures to minimize interference with the respective racing seasons, but given the short timeline, that cannot be assured. If there is interference with either of Pimlico's or Laurel Park's racing seasons, or the project plans are not completed according to schedule, it could result in a reduction in the revenues and earnings generated at those racetracks. See "Government Regulation".

         WE FACE STRICT ENVIRONMENTAL REGULATION AND MAY BE SUBJECT TO LIABILITY FOR ENVIRONMENTAL DAMAGE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         We are subject to a wide range of requirements under environmental laws and regulations relating to waste water discharge, waste management and storage of hazardous substances. Compliance with environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. We were involved in a dispute with the United States Environmental Protection Agency involving the Portland Meadows racetrack, which we currently lease and operate, which dispute caused us to postpone the planned opening of the 2001-2002 meet at that facility on September 1, 2001 and also to conclude the 2001-2002 meet early, on February 10, 2002. See "Our Business - Environmental Matters".

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

RISKS RELATING TO OUR SECURITIES

         OUR STOCK PRICE MAY BE VOLATILE, AND FUTURE ISSUANCES OR SALES OF OUR STOCK MAY DECREASE OUR STOCK PRICE.

         The trading price of our Class A Subordinate Voting Stock has experienced, and may continue to experience, substantial volatility. The following factors have had, and may continue to have, a significant effect on the market price of our Class A Subordinate Voting Stock:

-        our historical and anticipated operating results;

- the announcement of new wagering and gaming opportunities by us or our competitors;

- the passage or anticipated passage of legislation affecting horse racing or gaming;

-        developments affecting the horse racing or gaming industries generally;

- sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares;

- sales or the expectation of sales by Magna International of a portion of our shares held by it, as a result of its previously stated intention to reduce its majority equity position in us over time, or by our other significant stockholders; and

-        a shift in investor interest away from the gaming industry, in general.

         These factors could have a material adverse effect on the market price of our Class A Subordinate Voting Stock and other securities, regardless of our financial condition and operating results.

         THE TRADING PRICE OF OUR CLASS A SUBORDINATE VOTING STOCK COULD DECREASE AS A RESULT OF OUR ISSUING ADDITIONAL SHARES AS CONSIDERATION FOR FUTURE ACQUISITIONS.

         We may issue our Class A Subordinate Voting Stock as full or partial consideration in connection with future acquisitions. To the extent that we do so, the percentage of our common equity and voting stock that our existing stockholders own will decrease and, particularly if such acquisitions do not contribute proportionately to our profitability, the trading price of our shares may also decrease.

         SALES OF OUR CLASS A SUBORDINATE VOTING STOCK BY MAGNA INTERNATIONAL OR BY CERTAIN OTHER OF OUR SIGNIFICANT STOCKHOLDERS UNDER OUR SHELF REGISTRATION STATEMENT COULD DEPRESS OUR STOCK PRICE.

         As of March 17, 2003, Magna International owns 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). Magna International has announced its intention at an undetermined time in the future to convert some shares of our Class B Stock to shares of our Class A Subordinate Voting Stock and dispose of these shares of our Class A Subordinate Voting Stock when market conditions for doing so are favorable, with the ultimate intention of retaining only a minority equity position but continuing to retain control of us. In addition, we have an effective shelf registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. A total of 857,401 shares covered by that shelf registration statement remain unsold. We also have agreed to use our commercially reasonable efforts to cause a shelf registration statement covering up to 8,823,529 shares of our Class A Subordinate Voting Stock issuable upon the conversion of $75,000,000 aggregate outstanding principal amount of our 7 1/4% Convertible Subordinated Notes due December 15, 2009 to be declared effective by April 1, 2003. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, either by Magna International or under our shelf registration statements, could depress the prevailing market price of our Class A Subordinate Voting Stock.

         WE DO NOT PLAN TO PAY DIVIDENDS UNTIL 2004, IF AT ALL.

         We have not paid any dividends to date on our Class A Subordinate Voting Stock, we do not plan to pay any dividends until 2004 and we may not pay dividends then, or ever.

         OUR DEBT SECURITIES ARE SUBJECT TO RISKS ASSOCIATED WITH DEBT
FINANCING.

         Our debt securities are subject to the following risks associated with debt financing:

- the risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

- the risk that, to the extent that we maintain floating rate indebtedness, interest rates will fluctuate; and

- risks resulting from the fact that the indentures or other agreements governing our debt securities and credit facilities may contain covenants imposing certain limitations on our ability to acquire and dispose of assets and otherwise conduct and finance our business.

         In addition, although we anticipate that we will be able to repay or refinance any indebtedness that we incur when it matures, we may not be able to do so, and the terms of any refinancings of our indebtedness may not be favorable to us. Our leverage may have important consequences including the following:

- our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on terms favorable to us;

- a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations; and

- our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to a competitor with lower amounts of indebtedness and/or higher credit ratings.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

TRADING HISTORY

         The Class A Subordinate Voting Stock is listed and traded on the Nasdaq National Market under the symbol "MECA" and on the Toronto Stock Exchange under the symbol "MEC.A". The Class A Subordinate Voting Stock commenced trading on the Nasdaq National Market on February 23, 2000 and closed at a price of $3.06 per share, and on the Toronto Stock Exchange on February 23, 2000 where it closed at a price of Cdn. $4.60 per share. The following table sets forth for the calendar periods indicated the high and low sale prices per share of the Class A Subordinate Voting Stock as reported by the Nasdaq National Market and the Toronto Stock Exchange ("TSE").

                                                                     NASDAQ                        TSE
                                                                     ------                        ---
                                                                HIGH         LOW          HIGH             LOW
                                                                ----         ---          ----             ---
2001:
  First Quarter.......................................          $6.13        $3.88   Cdn. $8.90      Cdn. $6.00
  Second Quarter......................................          $7.30        $4.00   Cdn. $11.00     Cdn. $6.21
  Third Quarter.......................................          $8.19        $5.45   Cdn. $12.55     Cdn. $8.60
  Fourth Quarter......................................          $7.20        $5.50   Cdn. $11.35     Cdn. $9.00
2002:
  First Quarter.......................................         $10.25        $6.41   Cdn. $16.50     Cdn. $10.25
  Second Quarter......................................          $8.65        $5.80   Cdn. $13.61     Cdn. $9.00
  Third Quarter.......................................          $6.99        $3.15   Cdn. $10.75     Cdn. $5.40
  Fourth Quarter......................................          $7.49        $4.95   Cdn. $11.68     Cdn. $7.80
2003:
  First Quarter (through March 17, 2003)..............          $6.11        $4.31   Cdn. $9.52      Cdn. $6.49

         On March 17, 2003, the last sale price of the Class A Subordinate Voting Stock as reported by the Nasdaq National Market was $4.70 and by the Toronto Stock Exchange was Cdn. $6.90.

         On February 26, 2003, the trading symbol for our Class A Subordinate Voting Stock was changed from "MIEC" to "MECA" on the Nasdaq National Market and from "MIE.A" to "MEC.A" on the Toronto Stock Exchange.

         The Class B Stock is unlisted and not actively traded.

         The number of securityholders of record as of March 17, 2003 was as follows: Class A Subordinate Voting Stock: 602; Class B Stock: three.

DIVIDENDS AND DIVIDEND POLICY

         The holders of our Class A Subordinate Voting Stock and our Class B Stock are entitled to receive their proportionate share of dividends declared by our board of directors, except in the case of certain stock dividends. Subject to applicable law, we intend to pay quarterly dividends starting in 2004. Any dividends will be declared on our Class A Subordinate Voting Stock and Class B Stock in accordance with our restated certificate of incorporation, including our Corporate Constitution, which sets forth certain dividend entitlements for our stockholders, subject to applicable law.

         We have not declared any dividends since our Class A Subordinate Voting Stock has been publicly trading.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 2, 2002, we completed the sale of $75 million aggregate principal amount of our 7 1/4% Convertible Subordinated Notes due December 15, 2009 (the "Convertible Notes"). The initial purchasers of the Convertible Notes were BMO Nesbitt Burns Corp. and CIBC World Markets Corp. For a description of the Notes, please read the section entitled "Description of the Convertible Notes" in the prospectus included in our registration statement on Form S-3 (File number 333-102889), filed with the SEC on January 31, 2003, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the year ended July 31, 1998, as at and for the five months ended December 31, 1998, and as at and for the years ended December 31, 1999, 2000, 2001 and 2002 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 1999 (as filed with our Annual Report for the fiscal year ended December 31, 1999), December 31, 2000 (as filed with our Annual Report for the year ended December 31, 2000), December 31, 2001 (as filed with our Annual Report for the year ended December 31, 2001) and December 31, 2002 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Position" included in this Annual Report.

                                           YEAR
                                           ENDED         FIVE MONTHS
                                          JULY 31,    ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA(1):                  1998            1998            1999       2000       2001       2002
-------------------------                  ----            ----            ----       ----       ----       ----
                                                       (U.S. dollars in thousands, except share data)
Racing Revenues..................             $ --         $ 8,745        $164,946   $355,249   $459,411   $522,621
Real Estate Revenues.............           20,486           6,597          21,914     58,314     59,650     26,600
                                           -------         -------        --------   --------   --------   --------
Total Revenues...................          $20,486         $15,342        $186,860   $413,563   $519,061   $549,221
                                           -------         -------        --------   --------   --------   --------
                                           -------         -------        --------   --------   --------   --------
Costs and Expenses
Racing costs and  expenses.......             $ --         $ 8,418        $155,263   $341,017   $430,282   $503,210
Real estate costs and  expenses..           25,864           8,462          21,820     50,717     37,090     22,605
Depreciation and amortization....            1,852           1,649           7,924     20,061     26,194     22,834
Write-down of long-lived
   and intangible assets.........                -               -               -          -          -     17,493
Write-down of excess real estate                 -               -               -          -          -      5,823
Equity income                                    -               -               -          -          -      (463)
Interest expense  (income), net..            1,380           1,221           (920)        215      2,682        709
                                           -------         -------        --------   --------   --------   --------
Income (loss) before income taxes         $(8,610)        $(4,408)          $2,773     $1,553   $ 22,813  $(22,990)
                                           -------         -------        --------   --------   --------   --------
                                           -------         -------        --------   --------   --------   --------
Net income (loss)................         $(8,610)        $(4,231)          $ (62)      $ 441   $ 13,464  $(14,395)
                                           -------         -------        --------   --------   --------   --------
                                           -------         -------        --------   --------   --------   --------
Earnings (loss) per share of Class A
   Subordinate Voting Stock, Class B
   Stock and Exchangeable Share
Basic............................         $ (0.11)        $ (0.05)          $ 0.00     $ 0.01     $ 0.16    $(0.14)
                                           -------         -------        --------   --------   --------   --------
                                           -------         -------        --------   --------   --------   --------
Diluted..........................         $ (0.11)        $ (0.05)          $ 0.00     $ 0.01     $ 0.16    $(0.14)
                                           -------         -------        --------   --------   --------   --------
                                           -------         -------        --------   --------   --------   --------
Average number of shares of Class A
   Subordinate Voting Stock, Class B
   Stock and Exchangeable Shares
   outstanding during the period
   (in thousands)
Basic............................           78,535          78,535          78,686     80,422     82,930    100,674
Diluted..........................           78,535          78,535          78,686     80,424     83,242    100,674



                                      YEAR        FIVE MONTHS
                                      ENDED          ENDED                        YEAR ENDED DECEMBER 31,
                                     JULY 31,     DECEMBER 31,      -------------------------------------------------------
OTHER DATA:                           1998            1998            1999            2000            2001            2002
-----------                           ----            ----            ----            ----            ----            ----
                                                                 (U.S. dollars in thousands)
EBITDA(2) ...................      $  (5,378)      $  (1,538)      $   9,777       $  21,829       $  51,689       $     553

Capital expenditures(3) .....           --              --            54,762          30,418          32,278          97,741
Cash provided from (used for)
Operative activities ........         (7,868)         (6,349)         15,226         (16,109)         25,629          20,186
Investment activities .......        (72,643)       (136,685)       (215,398)        (35,255)         (7,546)       (226,249)
Financing activities ........        (80,584)        155,170         238,458          32,906         (10,159)        249,175




                                           AT                                       AT DECEMBER 31,
                                        JULY 31,        -----------------------------------------------------------------------
BALANCE SHEET DATA(1):                    1998            1998           1999            2000              2001           2002
----------------------                    ----            ----           ----            ----              ----           ----
                                                                  (U.S. dollars in thousands)

Cash and cash equivalents ......      $      295      $   17,503      $   50,660      $   31,976          39,212      $   87,681
Real estate properties and fixed
   assets, net .................         182,889         334,911         564,789         568,265         574,677         752,130
Total assets ...................         184,802         364,142         760,353         781,039         857,773       1,256,805
Total debt(4) ..................          19,495          32,335          45,884          83,706          85,901         254,558
Shareholders' equity(5) ........         158,275         302,502         547,087         541,788         567,854         720,902

-------------
(1) We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which, as applied to us, do not materially differ from accounting principles generally accepted in Canada, or Canadian GAAP, except as disclosed in note 20 to the Consolidated Financial Statements.

(2) "EBITDA" is not intended to represent cash flows or results of operations in accordance with U.S. GAAP, nor is it a measure under Canadian GAAP. EBITDA may not be comparable to similarly titled amounts reported by other companies. See "GAAP and Non-GAAP Financial Measures" below for a cautionary disclosure and the reconciliation of EBITDA to our consolidated financial statements.

(3) Capital expenditures include both maintenance and strategic capital expenditures less the cost of real estate property additions.

(4) Total debt includes bank indebtedness, long-term debt (including long-term debt due within one year) and convertible subordinate notes.

(5) As at July 31, 1998 and December 31, 1998, represents Magna International's net investment in us.

GAAP AND NON-GAAP FINANCIAL MEASURES

         We evaluate the operating and financial performance of our business using several measures, including revenue, EBITDA (defined as income (loss) before interest, taxes, depreciation and amortization), net income (loss) and diluted earnings (loss) per share. We have also reported these measures excluding the sale of non-core real estate as management believes these sales will not continue beyond 2003 as all of our non-core real estate is expected to be sold. In addition, we have also excluded asset write-downs from these earnings measures as management believes these are unusual expenses and not expected to recur year after year. Furthermore, management believes that the use of these measures, excluding gains from the sale of non-core real estate and asset write-downs, enables management and investors to evaluate and compare from period to period, our operating performance in a meaningful and consistent manner. However, these measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles such as income (loss) before income taxes and net income (loss).

         The following table reconciles our non-GAAP financial measures to the accompanying financial statements:

RECONCILIATION OF NON-GAAP TO GAAP FINANCIAL MEASURES
(U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)
(UNAUDITED)


                                                     YEAR        FIVE MONTHS
                                                    ENDED           ENDED                     YEAR ENDED DECEMBER 31,
                                                   JULY 31,      DECEMBER 31,    --------------------------------------------------
                                                     1998           1998           1999         2000         2001          2002
                                                     ----           ----           ----         ----         ----          ----
REVENUES, EXCLUDING THE SALE OF
NON-CORE REAL ESTATE
Revenues .....................................     $  20,486      $  15,342      $186,860     $413,563      $ 519,061    $ 549,221
Sale of non-core real estate .................          --             --           2,544       37,630         40,600        8,891
                                                   ---------      ---------      --------     --------      ---------    ---------
Revenues, excluding the sale of non-core
   real estate ...............................     $  20,486      $  15,342      $184,316     $375,933      $ 478,461    $ 540,330
                                                   ---------      ---------      --------     --------      ---------    ---------
                                                   ---------      ---------      --------     --------      ---------    ---------

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION
AND AMORTIZATION ("EBITDA")
Income (loss) before income taxes ............     $  (8,610)     $  (4,408)     $  2,773     $  1,553      $  22,813    $ (22,990)
Interest expense (income), net ...............         1,380          1,221          (920)         215          2,682          709
Depreciation and amortization ................         1,852          1,649         7,924       20,061         26,194       22,834
                                                   ---------      ---------      --------     --------      ---------    ---------
EBITDA .......................................        (5,378)        (1,538)        9,777       21,829         51,689          553
                                                   ---------      ---------      --------     --------      ---------    ---------

Sale of non-core real estate .................          --             --          (2,544)     (37,630)       (40,600)      (8,891)
Cost of non-core real estate sold ............          --             --           1,916       30,656         20,171        6,718
                                                   ---------      ---------      --------     --------      ---------    ---------
                                                        --             --            (628)      (6,974)       (20,429)      (2,173)
                                                   ---------      ---------      --------     --------      ---------    ---------

Write-down of long-lived and intangible
   assets .....................................         --             --            --           --             --         17,493
Write-down of excess real estate...............         --             --            --           --             --          5,823
                                                   ---------      ---------      --------     --------      ---------    ---------
                                                        --             --            --           --             --         23,316
                                                   ---------      ---------      --------     --------      ---------    ---------

EBITDA, excluding the sale of non-core real
   estate and asset write-downs ...............    $  (5,378)     $  (1,538)     $  9,149       $ 14,855    $  31,260    $  21,696
                                                   ---------      ---------      --------     --------      ---------    ---------
                                                   ---------      ---------      --------     --------      ---------    ---------

NET INCOME (LOSS), EXCLUDING THE SALE OF
NON-CORE REAL ESTATE AND ASSET WRITE-DOWNS
Net income (loss) .............................    $  (8,610)     $  (4,231)     $    (62)      $    441    $  13,464    $ (14,395)
Net income (loss) relating to the sale of
   non-core real estate and asset write-
   downs.......................................       --             --              (14)        1,980        12,057      (12,432)
                                                   ---------      ---------      --------     --------      ---------    ---------
Net income (loss), excluding the sale of
   non-core real estate and asset write-
   downs.......................................    $  (8,610)     $  (4,231)     $   (48)    $  (1,539)    $   1,407    $  (1,963)
                                                   ---------      ---------      --------     --------      ---------    ---------
                                                   ---------      ---------      --------     --------      ---------    ---------






DILUTED EARNINGS (LOSS) PER SHARE, EXCLUDING
THE SALE OF NON-CORE REAL ESTATE AND ASSET WRITE-DOWNS
Diluted earnings (loss) per share ............     $   (0.11)     $   (0.05)     $    --          0.01     $   0.16     $   (0.14)

Dilutes earnings (loss) per share relating to
   the sale of non-core real estate
   and asset write-downs.....................           --             --             --          0.03         0.14         (0.12)
                                                   ---------      ---------      --------     --------      ---------    ---------
Dilutes earnings (loss) per share, excluding
   the sale of non-core real
   estate and asset write-downs .............     $   (0.11)     $   (0.05)      $   --       $  (0.02)     $  0.02         (0.02)
                                                   ---------      ---------      --------     --------      ---------    ---------
                                                   ---------      ---------      --------     --------      ---------    ---------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2002.

OVERVIEW

         MEC is North America's number one owner and operator of thoroughbred racetracks and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We have had an active year and made significant progress in achieving our strategic plan. In October 2002, we completed the acquisition of Lone Star Park at Grand Prairie, a thoroughbred and American quarter horse racetrack located near Dallas, Texas. In November 2002, we acquired a controlling interest in Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey Club". Pimlico Race Course, the home of the Preakness Stakes(R), the middle jewel of thoroughbred racing's Triple Crown, and Laurel Park both are located in the Baltimore, Maryland area. In addition, in October 2002, Ontario Racing Inc. acquired Flamboro Downs, a Harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, Ontario. Five business days after MEC receives all necessary regulatory approvals for the acquisition of Flamboro Downs, the shares of ORI will be transferred to the Company. We expect this acquisition will be completed in the spring of 2003. We currently operate or manage eleven thoroughbred racetracks, one standardbred racetrack, one racetrack that runs both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting facilities and a national account wagering business known as XpressBet(TM), which permits customers to place wagers by telephone and over the Internet on horse races run at up to 70 racetracks in North America. MEC also owns and operates HorseRacing TV(TM), a new television channel focused exclusively on horse racing that we launched on the Racetrack Television Network ("RTN") in July 2002. HorseRacing TV(TM) is currently shown on cable only in the western Pennsylvania and San Diego, California areas and on RTN, but we are in discussions with cable and satellite operators with the goal of achieving broader distribution. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. To support certain of our thoroughbred racetracks, we own thoroughbred training centers situated near San Diego, California, in Palm Beach

County, Florida and in the Baltimore, Maryland area. We have also commenced development of a horse racetrack and gaming facility near Vienna, Austria.

         Since our inception in 1998, we have experienced significant growth through our strategic acquisition program. We intend to grow and develop our business further by:

- Continuing to integrate our acquisitions by employing "best practice" improvements at our racetracks;

-    Expanding the distribution of our live racing;

-    Further developing an integrated branding and marketing strategy;

- Improving the quality of the entertainment experience at our racetracks and OTB facilities;

-    Obtaining broader distribution of HorseRacing TV(TM); and

- Selectively acquiring and developing additional strategic racetracks and related assets.

         A number of the states in which our racetracks operate are considering the legalization of alternative gaming at racetracks. Through the pending acquisition of Flamboro Downs, we will develop a relationship with the Ontario Lottery and Gaming Corporation, which operates the gaming facility at Flamboro. We expect that the ownership of Flamboro and this relationship will enable us to develop some expertise in the issues surrounding the operation and management of alternative gaming facilities at racetracks.

         Based on our current export simulcast sales to the UK and market research, we believe that the European marketplace offers significant potential growth for the export of MEC's horse racing. Our afternoon time zone horse racing is available for simulcast delivery during the evening in Europe, while currently there is limited domestic European racing conducted in the evenings. We believe that MEC's horse racing is ideally suited to meet this product need in many European markets that have a strong affinity for horse racing and wagering.

         At December 31, 2002, we had spent or committed approximately $36.0 million on the development of a racetrack, combined with a gaming and entertainment center, on property that we own in Ebreichsdorf, Austria. One function of this development will be to serve as the central totalisator and satellite hub for our European business, by receiving race signals from North America and in turn delivering those signals to European simulcast recipients via European satellite delivery system. In addition, this development will afford MEC a unique opportunity to market, promote and sell our North American product to the European marketplace. This project has been commenced in anticipation of concluding joint venture negotiations with an Austrian third party and receiving the requisite racing and gaming licenses. Although we have made significant progress to date, ultimately those negotiations may not be successful or we may not obtain the necessary licenses. If we are unable to complete this development as planned, we may need to take a substantial write-down of the carrying value of this property.

         In addition to our racetracks, we own a significant real estate portfolio which includes two golf courses, related recreational facilities and gated residential communities under development in Austria and in Canada, as well as other real estate in the United States, Canada and Austria. We are exploring the development of real estate on the land surrounding certain of our racetracks. These real estate projects could be pursued in conjunction with developers who could be expected to provide marketing and development expertise and the necessary financing. While we are exploring the development of some of our real estate, we intend to continue to sell our non-core real estate in order to generate additional capital to grow and enhance our racing business.

         The amounts described below are based on our consolidated financial statements, which we prepare in accordance with U.S. generally accepted accounting principles ("GAAP"). U.S. GAAP, as applied to us, does not materially differ from accounting principles generally accepted in Canada, or Canadian GAAP, except as disclosed in Note 20 to our consolidated financial statements.

RACING OPERATIONS

         Information about our racing operations is set forth below.

                                                                                 YEAR ENDED DECEMBER 31, 2002(5)
                                                               --------------------------------------------------------------------
                                                                                                          TOTAL
                                                    LOCAL                                               HANDLE(2)
                                                   MARKET                                   LIVE           (IN          REVENUE
                                    DATE        POPULATION(1)                              RACING       MILLIONS)    (IN MILLIONS)
     TRACK AND LOCATION           ACQUIRED      (IN MILLIONS)       RACING SEASON           DAYS       (UNAUDITED)    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
Santa Anita Park                 Dec. 1998          10.9        Jan. 1 to Apr. 21 and         84         $1,133.2        $147.8
- LOS ANGELES                                                       Dec. 26 to 31
                                                                  The Oak Tree Meet           26            276.8(3)
                                                                   Oct. 2 to Nov. 3
Gulfstream Park                  Sept. 1999          4.3          Jan. 3 to Apr. 24           90            789.5          81.8
- MIAMI
Golden Gate Fields               Dec. 1999           5.2        Jan. 1 to Mar. 31 and        103            559.9          60.2
- SAN FRANCISCO                                                   Nov. 6 to Dec. 22
Bay Meadows(4)                   Nov. 2000           5.7        Apr. 3 to Jun. 16 and        105            516.5          62.5
- SAN FRANCISCO                                                   Aug. 30 to Nov. 3
Pimlico Race Course(5)(6)(7)     Nov. 2002           5.2        Apr. 4 to Jun. 16 and        110            466.9          59.9
- BALTIMORE                                                        Sep. 4 to Oct. 5
Lone Star Park(5)                Oct. 2002           5.1        Apr. 4 to Jul. 14 and        103            400.1          67.3
- DALLAS                                                          Oct. 4 to Nov. 30
Laurel Park(5)(6)(7)             Nov. 2002           6.6          Jan. 1 to Mar. 30,         107            379.9          49.0
- BALTIMORE                                                     Jul. 25 to Aug. 23 and
                                                                  Oct. 8 to Dec. 31
The Meadows                      Apr. 2001           2.8               All Year              210            245.2          40.8
- PITTSBURGH
Thistledown                      Nov. 1999           3.0          Mar. 29 to Dec. 23         187            221.0          34.9
- CLEVELAND
XpressBet(TM)                    Apr. 2001           N/A               All year              N/A            118.4          24.8
- NATIONAL
Remington Park                   Nov. 1999           1.1         Apr. 5 to Jun. 8 and        105            110.3          23.0
- OKLAHOMA CITY                                                   Aug. 10 to Dec. 21
Great Lakes Downs                Feb. 2000           1.2          Apr. 29 to Oct. 29         118             60.0           6.1
- MUSKEGON, MICHIGAN
Multnomah Greyhound Park         Oct. 2001           2.0           May 3 to Oct. 12          127             43.4          11.1
- PORTLAND






Portland Meadows                 July 2001           2.0        Jan. 1 to Feb. 10 and        47              42.5           9.7
- PORTLAND                                                        Oct. 19 to Dec. 29
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   TOTAL:                $678.9


(1) Population residing within 40 miles of each of our racetracks, except for Santa Anita Park (30 miles), The Meadows (50 miles) and Great Lakes Downs (50 miles). Data from Urban Systems Inc.

(2) Amounts comprising Total Handle include inter-company transactions for our racetracks, account wagering operations and separate OTB facilities, for both our importing and our exporting facilities.

(3) Rental and other revenues earned from The Oak Tree Meet are included in Santa Anita Park's revenue.

(4) The Bay Meadows lease expires on December 31, 2003, subject to a further one year extension at the landlord's option.

(5) Includes unaudited data for the periods prior to our ownership.

(6) The Maryland Jockey Club manages Colonial Downs in New Kent, Virginia and Colonial Downs' network of Virginia OTB facilities. Colonial Downs had 26 days of live thoroughbred racing and 24 days of live standardbred racing during 2002. Management fees earned from the management of Colonial Downs are included in Pimlico Race Course and Laurel Park's revenue.

(7)  In 2002, Pimlico Race Course conducted 36 racing days at Laurel Park.

         Our primary source of racing revenues is commissions earned from pari-mutuel wagering. Pari-mutuel wagering on horse racing is a form of wagering in which wagers on a horse race are aggregated in a commingled pool of wagers (the "mutuel pool") and the payoff to winning customers is determined by both the total dollar amount of wagers in the mutuel pool and the allocation of those dollars among the various kinds of bets. Unlike casino gambling, the customers bet against each other, and not against us, and therefore we bear no risk of loss with respect to any wagering conducted. We retain a pre-determined percentage of the total amount wagered (the "take-out") on each event and the remaining balance of the mutuel pool is distributed to the winning customers. Of the percentage we retain, a portion is paid to the horse owners in the form of purses or winnings, which encourage the horse owners and their trainers to enter their horses in our races. Our share of pari-mutuel wagering revenues is based on pre-determined percentages of various categories of the pooled wagers at our racetracks. The maximum pre-determined percentages are approved by state regulators. Pari-mutuel wagering on horse racing occurs on the live races being conducted at racetracks, as well as on televised racing signals, or simulcasts, received or imported by the simulcast wagering facilities located at such racetracks or OTB facilities, and through various forms of account wagering. Our racetracks have simulcast wagering facilities to complement our live horse racing, enabling our customers to wager on horse races being held at other racetracks.

         We derive our gross wagering revenues from the following primary sources:

- Wagers placed at our racetracks or our OTB facilities on live racing conducted at our racetracks;

- Wagers placed at our racetracks' simulcast wagering venues or our OTB facilities on races imported from other racetracks;

- Wagers placed at other locations (e.g., other racetracks, OTB facilities or casinos) on live racing signals exported by our racetracks; and

- Wagers placed by telephone or over the Internet by customers enrolled in our national account wagering program, XpressBet(TM).

         Wagers placed at our racetracks or our OTB facilities on live racing conducted at one of our racetracks produce more revenue for us than wagers placed on imported racing signals, because we must pay the racetrack sending us its signal a fee generally equal to 3% to 4% of the amount wagered on its race. Wagers placed on imported signals, in turn, produce more revenue for us than wagers placed on our signals exported to off-track venues (i.e., other racetracks, OTB facilities or casinos), where we are paid a commission generally equal to only 3% to 4% of the amount wagered at the off-track venue on the signal we export to those venues. Revenues from our telephone and Internet account wagering operations vary depending upon the source of the signal upon which the wager is placed; wagers placed on our signals produce more revenue for us than wagers placed on signals imported by us from other racetracks.

         In response to the recent controversy regarding the alleged manipulation of certain multi-leg wagers, such as "Pick 6" bets, we are currently reviewing our practices and certain of our suppliers' practices in cooperation with other racetrack operators, industry associations, regulators and others. The results of the current investigations concerning these wagers and the growing concern over late posting of odds changes may cause a decline in bettor confidence and could result in changes to legislation, regulation, or industry practices, which could materially adversely impact the amount wagered on horse racing.

         We also generate non-wagering revenues consisting primarily of food and beverage sales, program sales, admissions income, parking revenues, sponsorship revenue and income from the rental of our facilities to other racing operators.

         Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racetrack revenues, which factors include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our XpressBet(TM) system; the number of races and the average field size per race; our ability to attract the industry's top horses and trainers; inclement weather; and changes in the economy.

         Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2002, 2001 and 2000 as well as of those live race days during our ownership of the racetracks.

                                          YEAR ENDED 12/31/02        YEAR ENDED 12/31/01       YEAR ENDED 12/31/00
                                          -------------------        -------------------       -------------------
                                         TOTAL      DURING OUR      TOTAL      DURING OUR      TOTAL     DURING OUR
                                                     OWNERSHIP                 OWNERSHIP                  OWNERSHIP
Santa Anita Park(1)                         84          84             83         83              87         87
Golden Gate Fields                         103         103            103        103             106        106
Bay Meadows                                105         105            107        107             106          -
Gulfstream Park                             90          90             63         63              63         63
Pimlico Race Course(3)                     110           -            109          -             111          -
Laurel Park(3)                             107          18            110          -             109          -
Lone Star Park                             103          15            107          -             106          -
Thistledown                                187         187            187        187             187        187
Remington Park                             105         105            118        118             136        136
Great Lakes Downs                          118         118            127        127             132        132
The Meadows                                210         210            222        170             231          -
Portland Meadows(2)                         47          47             80         28              80          -
                                       ----------- -------------- ---------- --------------- ---------- --------------


                                       ----------- -------------- ---------- --------------- ---------- --------------
                                         1,369       1,082          1,416        986           1,454        711
                                       =========== ============== ========== =============== ========== ==============

(1) Excludes The Oak Tree Meet which consisted of 26 days in 2002, 32 days in 2001 and 27 days in 2000.

(2) The live race meet at Portland Meadows concluded early on February 10, 2002, to enable the necessary steps to be taken in order to bring the facility into compliance with the requirements of the United States Environmental Protection Agency ("EPA"). This resulted in 34 fewer live race days than were awarded for 2002. Construction of a storm water retention system acceptable to the EPA was completed and live racing resumed in October 2002.

(3)  Pimlico Race Course conducts a portion of its race meet at Laurel Park.

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

         In 2002, we reached an agreement with the property owner on an extension of the site lease for Bay Meadows Racecourse. The extension runs through December 31, 2003, subject to a further one-year extension at the landlord's option. The rental rate for the facility has increased approximately $3.0 million for 2003, compared to the prior year. Although we expect that the lease will be extended beyond the end of 2003, we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California, at which to conduct the racing dates currently held at Bay Meadows. Should we wish to run these racing dates at another racetrack operated by MEC in northern California, we would require regulatory approval.

         Although we are considering a major redevelopment of our Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), we have deferred a decision on the project. Should we proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at December 31, 2002 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $22.2 million. If we decide to proceed with the Gulfstream Park Redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

SEASONALITY

         Our racetracks operate for prescribed periods each year. As a result, our racing revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our recent acquisitions, OTB and account wagering initiatives evolve.

REAL ESTATE OPERATIONS

         We characterize our real estate as follows:

Revenue-Producing Racing Real Estate

-    real estate at our racetracks used in our racing operations;

Excess Racing Real Estate

- excess real estate at our racetracks that we are considering developing with strategic partners;

Development Real Estate

- real estate not at our racetracks that is either under development or that we are holding for development;

Revenue-Producing Non-Racing Real Estate

- developed real estate not at our racetracks that is currently generating revenue for us; and

Non-Core Real Estate

-    non-core real estate that we hold for sale.

         As of December 31, 2002, the aggregate net book values of our real estate are as follows:

                                                                $ MILLIONS
--------------------------------------------------------------------------
Revenue-Producing Racing Real Estate.........................      $466.4
Excess Racing Real Estate....................................       100.3
Development Real Estate......................................        71.4
Revenue-Producing Non-Racing Real Estate.....................        68.5
Non-Core Real Estate.........................................        10.8
--------------------------------------------------------------------------
                                                                   $717.4
--------------------------------------------------------------------------
--------------------------------------------------------------------------

         Included in our income before income taxes for the year ended December 31, 2002 are gains on the sale of Non-Core Real Estate of $2.2 million. We expect these gains to be eliminated after the next year as the balance of our Non-Core Real Estate is sold. We intend to continue to sell the balance of our Non-Core Real Estate in order to provide capital to grow and enhance our core racing operations and related businesses.

         Included in our Excess Racing Real Estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Golden Gate Fields, Lone Star Park, Laurel Park and Pimlico Race Course, totaling approximately 314 acres. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary financing. In November 2002, we entered into an agreement with the East Bay Regional Park District, a California Special District, to sell approximately 16 acres of excess real estate located at Golden Gate Fields in Berkeley, California. The value of the consideration to be received by the Company for the real estate, excluding certain tax benefits of $1.4 million, is $8.5 million. The carrying value of the property, prior to entering into the agreement, was $14.3 million, which was based on an allocation of the purchase price for the Golden Gate Fields acquisition in 1999. The transaction is expected to close in the third quarter of 2003, subject to certain conditions, including the purchaser completing certain due diligence procedures. In 2002, we recorded a write-down of this real estate which resulted in a loss before income taxes and a loss after income taxes of $5.8 million and $2.4 million, respectively.

         Our Development Real Estate is largely undeveloped, and includes: approximately 562 acres of land in Ebreichsdorf, Austria, located approximately 15 miles south of Vienna, on which we have commenced development of a horse racetrack and gaming facility; approximately 110 acres of undeveloped land in Oberwaltersdorf, Austria, also located approximately 15 miles south of Vienna; approximately 800 acres of undeveloped land in upstate New York; approximately 260 acres of undeveloped land in Dixon, California, located approximately 20 miles west of Sacramento; and approximately 435 acres of undeveloped land in Ocala, Florida.

         Our Revenue-Producing Non-Racing Real Estate consists of two golf courses that we own and operate, Fontana Sports and Magna Golf Club. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a clubhouse which contains a dining facility, a fitness facility, a pro shop and a tennis club. The Magna Golf Club, which is in Aurora, Ontario, adjacent to our and Magna International Inc.'s ("Magna") headquarters approximately 30 miles north of Toronto, opened in May 2001. The clubhouse was completed in the spring of 2002 and contains a dining facility, a members' lounge, a pro shop and a fitness facility.

         Pursuant to an access arrangement effective as of March 1, 1999, Magna is paying us an annual fee of 2.5 million Euros ($2.6 million) to access the Fontana Sports golf course and related recreational facilities for Magna-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports is payable until March 1, 2004, unless renewed by mutual agreement of the parties. Pursuant to an access agreement effective as of January 1, 2001, Magna is paying us an annual fee of $5.0 million Canadian ($3.2 million) to access the Magna Golf Club. The access fee relating to the Magna Golf Club is payable until December 31, 2003, unless renewed by mutual agreement of the parties. The Fontana Sports and Magna Golf Club properties are both subject to rights of first refusal in favor of Magna if we decide to sell either of them.

RELATED PARTY TRANSACTIONS

         Refer to Note 17 to the consolidated financial statements, which describes all material related party transactions.

RESULTS OF OPERATIONS

         The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2002, 2001 and 2000.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

RACING OPERATIONS

         Revenues from our racing operations were $522.6 million in 2002, compared to $459.4 million in 2001, an increase of $63.2 million or 13.8%. The increase resulted primarily from additional live race days at Gulfstream, the acquisition of MEC Pennsylvania, which includes the operations of The Meadows, four OTB facilities and the Pennsylvania hub for XpressBet(TM), in April 2001 and Multnomah in October 2001, the lease of Portland Meadows in July 2001, the acquisition of Lone Star Park in October 2002 and The Maryland Jockey Club in November 2002, the launch of XpressBet(TM) in California in January 2002 and improved results at Santa Anita Park.

         In 2002, gross wagering revenues for our racing operations increased 14.4% to $450.7 million, compared to $394.0 million in 2001, primarily as a result of the additional live race days at Gulfstream, increased average daily handle at Santa Anita Park and the completion of our acquisitions, partially offset by decreased revenues at certain of our racetracks as a result of lower average daily attendance, fewer live race days and a generally weak U.S. economy. Non-wagering revenues in 2002 increased 9.9% to $71.9 million compared to $65.4 million in 2001. Contributing to the increase in non-wagering revenues were increases in revenues from parking, racing and concert admissions, program sales and food and beverage operations related to the increase in live race days and due to our acquisitions.

         Purses, awards and other increased by 13.4% to $276.0 million in 2002 from $243.4 million in 2001 primarily due to the increase in gross wagering revenues for the year. As a percentage of gross wagering revenue, purses, awards and other decreased from 61.8% in 2001 to 61.2% in 2002. Operating costs increased to $183.4 million in 2002 from $152.6 million in 2001. The increased operating costs included $24.4 million related to acquisitions or new business units not included in the prior year. As a percentage of total racing revenues, operating costs increased from 33.2% in 2001 to 35.1% in 2002. The increase in operating costs as a percentage of revenue was primarily the result of an increase in insurance costs of $3.6 million, start-up costs of $1.3 million related to XpressBet(TM) and the launch of HorseRacing TV(TM) and an increase in utility costs of approximately $0.8 million.

         Racing general and administrative expenses were $41.5 million in 2002, compared to $31.1 million in 2001. As a percentage of total racing revenues, general and administrative expenses increased from 6.8% in 2001 to 7.9% in 2002. The increased costs included $4.9 million of costs related to acquisitions or new business units not included in the prior year and higher costs of the corporate head office, as several members of corporate and group management teams joined late in the second quarter of 2001 and during 2002.

REAL ESTATE OPERATIONS

         Revenues from real estate operations were $26.6 million in 2002, compared to $59.7 million in 2001. Income before income taxes from real estate activities decreased to a loss of $0.1 million in 2002 from income of $21.5 million in 2001. These decreases are primarily attributable to the lower level of sales of Non-Core Real Estate in 2002. In 2002, we had gains on the sale of Non-Core Real Estate of $2.2 million, compared to gains of $20.4 million during 2001.

PREDEVELOPMENT AND OTHER COSTS

         Predevelopment and other costs were $2.3 million in 2002 compared to $3.2 million in 2001. The decrease in predevelopment and other costs was a result of lower activity on certain development projects in the current year.

WRITE-DOWN OF LONG-LIVED AND INTANGIBLE ASSETS

         Pursuant to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS 142, "Goodwill and Other Intangible Assets", our long-lived assets and racing licenses were tested for impairment after completion of our annual business planning process. As a result of declining attendance and related revenues at Remington Park and Great Lakes Downs, operating profits and cash flows were lower than expected in 2002. Based on these results, the earnings forecasts for these two racetracks were revised and we recognized an impairment in value of $14.7 million related to our long-lived assets and an impairment in value of racing licenses of $2.8 million in 2002.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $3.4 million from $26.2 million in 2001 to $22.8 million in 2002, primarily as a result of the implementation of Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The implementation of SFAS 142 resulted in the cessation of amortization of goodwill and intangible assets that meet the criteria for indefinite life, effective January 1, 2002. The impact of SFAS 142 was to reduce depreciation and amortization expense by $8.0 million from the prior year, which has been partially offset by increased depreciation and amortization of fixed assets for our acquisitions and increased depreciation on recent fixed asset additions.

INTEREST INCOME AND EXPENSE

         Our net interest expense for the year ended December 31, 2002 decreased $2.0 million to $0.7 million from $2.7 million in 2001. The lower net interest expense is attributable to the capitalization of interest on certain properties under development in the current year, interest earned on increased cash balances on hand and a reduction of debt for the majority of the year.

INCOME TAX PROVISION

         We recorded an income tax benefit of $8.6 million on a loss before income taxes of $23.0 million in 2002, compared to an income tax provision of $9.3 million on income before income taxes of $22.8 million in 2001. Our effective income tax rate in 2002 was 37.4%, compared to 41.0% in 2001, primarily as a result of the income tax recovery recorded on our write-down of long-lived and intangible assets, which did not reflect any state tax recovery.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

RACING OPERATIONS

         Revenues from our racing operations were $459.4 million in 2001, compared to $355.2 million in 2000, an increase of $104.2 million or 29.3%. This increase resulted primarily from having nine racetracks open for live racing for some part of the year, compared with only six open in 2000. We acquired the operations of Bay Meadows on November 17, 2000, the operations of MEC Pennsylvania, formerly Ladbroke Pennsylvania, which include the operations of The Meadows, four OTB facilities and the Pennsylvania hub for XpressBet(TM), on April 5, 2001, and Multnomah Greyhound Park on October 26, 2001. In addition, in the second quarter of 2001, we leased a racetrack facility in Portland, Oregon operating as Portland Meadows.

         In 2001, gross wagering revenues for our racing operations increased 30.8% to $394.0 million, compared to $301.3 million in 2000, primarily relating to the increase in live race days due to our acquisitions. Non-wagering revenues in 2001 increased 21.3% to $65.4 million, compared to $54.0 million in 2000. Contributing to the increase in non-wagering revenues were increases in revenues from parking, admissions and program sales related to the increase in live race days due to our acquisitions and the addition of food and beverage revenues from our Gulfstream Park facility, previously contracted out to concession operators.

         Purses, awards and other increased by 28.1% to $243.4 million in 2001 from $190.0 million in 2000 primarily due to the increase in gross wagering revenues for the year. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.1% in 2000 to 61.8% in 2001. Operating costs increased to $152.6 million in 2001 from $128.6 million in 2000. As a percentage of total racing revenues, operating costs decreased from 36.2% in 2000 to 33.2% in 2001. The reduction in operating costs as a percentage of revenues was primarily the result of cost savings and other synergies realized on the consolidation of racing operations during the year. Racing general and administrative expenses were $31.1 million in 2001, compared to $18.1 million in 2000. As a percentage of total racing revenue, general and administrative expenses increased from 5.1% in 2000 to 6.8% in 2001. The increase in general and administrative expenses as a percentage of total racing revenue in 2001 was primarily related to the higher costs of the corporate head office, where we have continued to add management expertise. These costs were significantly lower during the formative stage of the Company in 2000.

REAL ESTATE OPERATIONS

         Revenues from real estate operations were $59.7 million in 2001, compared to $58.3 million in 2000. Income before income taxes from real estate activities increased to $21.5 million in 2001 from $5.4 million in 2000. These increases are primarily attributable to the sale of Non-Core Real Estate in 2001. In 2001 we had gains on the sale of Non-Core Real Estate of $20.4 million, compared to gains of $7.0 million during the same period in 2000.

PREDEVELOPMENT AND OTHER COSTS

         Predevelopment and other costs were $3.2 million in 2001 compared to $4.2 million in 2000. These costs include consultants' fees associated with technology development, feasibility studies, construction designs, market analyses, site models and alternative site investigations.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

RACING OPERATIONS

         Revenues from our racing operations were $355.2 million in 2000, compared to $164.9 million in 1999, an increase of $190.3 million, or 115.4%. The increase in revenues is primarily the result of the additional racetracks acquired in 2000 and in late 1999. Revenues for 2000 reflect the full year of live racing and simulcast operations for all the racetracks we owned except for Great Lakes Downs and Bay Meadows, revenues for which are included from their dates of acquisition on February 29, 2000 and November 17, 2000, respectively. Revenues for 1999 reflect the full year operations of Santa Anita Park and the operations of Gulfstream Park from September 1, 1999, the date of acquisition, Thistledown and Remington Park from November 12, 1999, their date of acquisition, and Golden Gate Fields from December 10, 1999, the date of acquisition.

         Gross wagering revenues for our racing operations increased 125.0% to $301.3 million in 2000, compared to $133.9 million in 1999, primarily as a result of our racetrack acquisitions. Non-wagering revenues in 2000 were $54.0 million, compared to $31.0 million in 1999, an increase of 74.0%. The increase in non-wagering revenues is lower than the increase in gross wagering revenues because a portion of the gross wagering revenues is earned from simulcast export activities, which do not provide our racetracks with customers that would generate non-wagering revenues.

         Purses, awards and other increased 122.2%, from $85.5 million in 1999 to $190.0 million in 2000. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.9% in 1999 to 63.1% in 2000. Operating costs increased from $63.3 million in 1999 to $128.6 million in 2000. As a percentage of total racing revenues, operating costs decreased from 38.4% in 1999 to 36.2% in 2000, purses, awards and other increased from 51.9% to 53.5%, and general and administrative expenses increased from 3.6% to 5.1%. The reduction in operating costs as a percentage of revenues is primarily the result of cost savings and other synergies realized in connection with the consolidation of racing operations in 2000. Racing general and administrative expenses increased to $18.1 million in 2000, compared to $6.0 million in 1999. The increase was primarily due to the additional racetracks acquired in late 1999 and 2000, the significant costs incurred to restructure our corporate office and other one-time costs, primarily related to severance payments and the closing of our Santa Monica office, of approximately $7.5 million in 2000.

REAL ESTATE OPERATIONS

         Revenues from our real estate operations were $58.3 million in 2000, compared to $21.9 million in 1999. Income before income taxes from real estate operations increased to $5.4 million in 2000 from a loss of $2.6 million in 1999. This increase was primarily attributable to an increase in the amount of Non-Core Real Estate sold in 2000 compared to 1999. For the year ended December 31, 2000, we had gains of $7.0 million on the sale of real estate, compared to gains of $0.6 million in 1999.

PREDEVELOPMENT AND OTHER COSTS

         Predevelopment and other costs related to both our racing operations and our real estate operations were $4.2 million in 2000, compared to $0.5 million in 1999, resulting from increasing our predevelopment activities in 2000.

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

INTEREST INCOME AND EXPENSE

         Our net interest expense for 2000 was $0.2 million, compared to net interest income of $0.9 million in 1999. The higher net interest expense is attributable to the increase in long-term debt in 2000 primarily related to the financing of the Bay Meadows acquisition and the purchase of land in Palm Beach County, Florida.

INCOME TAX PROVISION

         We recorded an income tax provision of $1.1 million on income before income taxes of $1.6 million for 2000, compared to an income tax provision of $2.8 million on income before income taxes of $2.8 million in 1999. The decrease in our income tax provision resulted primarily from the higher level of operating losses in 1999 of some of our subsidiaries, for which we did not recognize the tax benefit in that period.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2002

OPERATING ACTIVITIES

         Cash provided by operations before changes in non-cash working capital decreased $6.6 million in 2002 compared to 2001. The decrease was attributable to decreases in net income, depreciation and amortization, future income taxes and gains on disposal of real estate properties, partially offset by write-downs of real estate and intangible assets and equity earnings. In 2002, cash provided from non-cash working capital balances was $0.4 million.

INVESTING ACTIVITIES

         Cash used in investing activities in 2002 was $226.2 million, including $146.3 million spent on acquisitions, primarily for Lone Star Park and The Maryland Jockey Club, expenditures of $107.2 million on real estate property and fixed asset additions and $26.6 million in other asset additions, partially offset by $53.9 million of proceeds received on the sale of Non-Core Real Estate. Expenditures relating to real estate property and fixed assets for 2002 included $42.0 million for the construction of our Palm Meadows training center, $23.3 million for our Austrian racetrack under development, $8.1 million for the completion of our Magna Golf Club clubhouse, $7.6 million for the purchase of 435 acres of land in Ocala, Florida and maintenance capital improvements of $9.9 million. The remaining $16.3 million of expenditures related to other racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and account wagering and television related activities. Other asset additions included our cash advance of $23.1 million to Ontario Racing Inc. related to the purchase of Flamboro Downs.

FINANCING ACTIVITIES

         Cash provided by financing activities was $249.2 million in 2002 arising from the issuance of share capital for $142.4 million, net of issue expenses, and convertible subordinated notes for $72.2 million, net of issue expenses, and utilization of the Company's revolving credit facility for $49.5 million, partially offset by the net repayment of long-term debt of $14.9 million.

YEAR ENDED DECEMBER 31, 2001

OPERATING ACTIVITIES

         Cash provided by operations before changes in non-cash working capital increased $18.6 million in 2001 compared to 2000. The increase was attributable to increases in net income, depreciation and amortization and future income taxes, partially offset by additional gains recorded on the disposal of Non-Core Real Estate. In 2001, cash invested in non-cash working capital balances was $0.7 million.

INVESTING ACTIVITIES

         Cash used in investing activities in 2001 was $7.5 million, including investments of $40.0 million in real estate property and fixed asset and other asset additions and $24.0 million on the acquisitions of MEC Pennsylvania and Multnomah Greyhound Park, partially offset by $56.5 million of proceeds received on the sale of Non-Core Real Estate. In 2001, we invested $38.9 million in real estate and fixed asset additions, which included $6.4 million for the purchase of real estate, $14.8 million related to maintenance capital improvements to the racetracks and $10.7 million on the Magna Golf Club in Aurora, Ontario. The remaining $7.0 million of expenditures related to racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and on account wagering activities, including the telephone and Internet and television distribution.

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

INVESTING ACTIVITIES

         Cash used in investing activities was $35.3 million for the year ended December 31, 2000. During 2000, $24.1 million was used to acquire Bay Meadows and $54.0 million was spent on real estate property and other fixed asset additions. Expenditures on real estate included the purchase of 481 acres of property in Palm Beach County, Florida, which we are currently developing into a second horse boarding and training center for $22.9 million, $22.5 million on continued spending in connection with the Magna Golf Club in Aurora, Ontario and $8.6 million on upgrades to racetrack facilities, normal ongoing maintenance items and other fixed assets. Cash used in investing activities in 2000 was partially offset by proceeds of $33.4 million from the sale of Non-Core Real Estate.

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

WORKING CAPITAL, CASH AND OTHER RESOURCES

         Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($37.6) million at December 31, 2002, compared to ($22.6) million at December 31, 2001. The decreased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to an increase in accounts payable and other accruals of $34.4 million, partially offset by an increase in accounts receivable of $13.0 million and prepaid expenses and other of $2.9 million and a reduction of income taxes payable of $3.6 million, primarily as a result of the increased number of tracks owned and operating at year end.

         On May 1, 2002, we entered into an agreement with respect to a $75.0 million senior, unsecured revolving credit facility. On October 11, 2002, we entered into an amending agreement to increase this facility from $75.0 million to $100.0 million. The credit facility has a term of one year, which expires on October 10, 2003, and may be extended, with the consent of both parties. Under the terms of the agreement, as amended and restated on December 2, 2002, the amount available under the credit facility will be reduced to $50.0 million on April 30, 2003. At December 31, 2002, we had borrowed $49.5 million and issued letters of credit totaling $20.0 million under this facility.

         One of our subsidiaries, The Santa Anita Companies, Inc., is party to a secured term loan facility, which bears interest at LIBOR plus 2.2% per annum. We have entered into an interest rate swap contract and fixed the rate of interest at 6.0% per annum to November 30, 2004, the maturity date of the term loan facility. At December 31, 2002, $55.7 million was outstanding under this fully drawn term loan facility.

         Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities which bear interest at 6.5% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses which reset to the market rate for a U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At December 31, 2002, $19.6 million and $4.9 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

         On December 2, 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustments under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at the Company's option, under certain conditions on or after December 21, 2005. At December 31, 2002, all the notes remained outstanding.

         On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, the Company granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option.

         At December 31, 2002, we had cash and cash equivalents of $87.7 million and total shareholders' equity of $720.9 million. At December 31, 2002, we also had unused and available credit facilities of approximately $50.5 million.

         We believe that our current cash resources, cash flow from our racing and real estate operations, including the sale of Non-Core Real Estate, and cash available under our credit facilities described above will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. However, in order to complete our acquisition and strategic capital programs, we will be required to seek additional debt and/or equity financing through public or private sources. If such additional financing is not available to us as needed or on terms acceptable to us, we may not be able to complete our acquisition or strategic capital programs.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary exposure to market risk related to financial instruments (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar. Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and the Euro will result in fluctuations in shareholders' equity and comprehensive income. We have generally not entered into derivative financial arrangements for currency hedging purposes, and have not and will not enter into such arrangements for speculative purposes.

         Additionally, we are exposed to interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

         Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at December 31, 2002 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our line of credit and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

         In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 6.0% on a notional amount of $55.7 million as at December 31, 2002. The maturity date of this contract is November 30, 2004.

ACCOUNTING DEVELOPMENTS

         Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

         During 2001, the Financial Account Standards Board ("FASB") issued Statement No. 143 ("SFAS 143") Accounting For Asset Retirement Obligations. SFAS 143 requires that legal obligations arising from the retirement of tangible long-lived assets, including obligations identified by a company upon acquisition and construction and during the operating life of a long-lived asset, be recorded and amortized over the asset's useful life using a systematic and rational allocation method. SFAS 143 is effective for fiscal years starting after June 15, 2002.

         During 2002, FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that costs associated with an exit or disposal activity be recognized and measured at fair value in the period, which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

         In 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value; previously a liability was only recorded when a loss under a guarantee was probable and reasonably estimable. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 21, 2002.

         Although we are currently reviewing SFAS 143, SFAS 146 and the recognition and measurement requirements of FIN 45, we have not determined the impact, if any, of these pronouncements on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to the information contained in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position" of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF THE INDEPENDENT AUDITORS

To the Shareholders of Magna Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. Our audit also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in note 2 to these consolidated financial statements, the Company changed its accounting policies for goodwill and other intangible assets.

Toronto, Canada                                            ERNST & YOUNG LLP
February 7, 2003                                           /s/ Ernst & Young LLP

MAGNA ENTERTAINMENT CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)

[U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES]

----------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                             -----------------------------------------
                                                               Note              2002           2001         2000
----------------------------------------------------------------------------------------------------------------------
REVENUES                                                      16, 17
Racing
  Gross wagering                                                                  $450,732      $393,981     $301,288
  Non-wagering                                                                      71,889        65,430       53,961
----------------------------------------------------------------------------------------------------------------------
                                                                                   522,621       459,411      355,249
----------------------------------------------------------------------------------------------------------------------
Real estate
  Sale of real estate                                                                8,891        40,600       37,630
  Rental and other                                                                  17,709        19,050       20,684
----------------------------------------------------------------------------------------------------------------------
                                                                                    26,600        59,650       58,314
----------------------------------------------------------------------------------------------------------------------
                                                                                   549,221       519,061      413,563
----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Racing
  Purses, awards and other                                                         276,019       243,389      190,043
  Operating costs                                                                  183,370       152,561      128,612
  General and administrative                                                        41,522        31,092       18,117
Real estate
  Cost of real estate sold                                                           6,718        20,171       30,656
  Operating costs                                                                   13,621        15,789       18,928
  General and administrative                                                         2,266         1,130        1,133
Predevelopment and other costs                                                       2,299         3,240        4,245
Depreciation and amortization                                                       22,834        26,194       20,061
Interest expense, net                                           11                     709         2,682          215
Write-down of long-lived and intangible assets                   4                  17,493             -            -
Write-down of excess real estate                                 5                   5,823             -            -
Equity income                                                    3                   (463)             -            -
----------------------------------------------------------------------------------------------------------------------
                                                                                   572,211       496,248      412,010
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                 (22,990)        22,813        1,553
Income tax provision (benefit)                                   9                 (8,595)         9,349        1,112
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 (14,395)        13,464          441
Other comprehensive income (loss)
  Foreign currency translation adjustment                       14                  16,335       (9,062)      (8,938)
  Change in fair value of interest rate swap                    15                 (1,306)             -            -
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                         $  634       $ 4,402     $(8,497)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock or
  Exchangeable Share:
    Basic                                                       13                $ (0.14)        $ 0.16       $ 0.01
    Diluted                                                     13                $ (0.14)        $ 0.16       $ 0.01
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Average number of shares of Class A
  Subordinate Voting Stock, Class B
  Stock and Exchangeable Shares outstanding during the year [in thousands]:
  Basic                                                         13                 100,674        82,930       80,422
  Diluted                                                       13                 100,674        83,242       80,424
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

[U.S. DOLLARS IN THOUSANDS]

----------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                             -----------------------------------------
                                                               Note              2002           2001         2000
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES:
Net income (loss)                                                                $(14,395)       $13,464       $  441
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
  Depreciation and amortization                                                     22,834        26,194       20,061
  Future income taxes                                            9                 (9,409)         7,082      (5,802)
  Gain on disposal of real estate properties                                       (2,173)      (20,429)      (6,974)
  Write-down of long-lived and intangible assets                 4                  17,493             -            -
  Write-down of excess real estate                               5                   5,823             -            -
  Equity income                                                  3                   (463)             -            -
  Other                                                                                 33             -            -
----------------------------------------------------------------------------------------------------------------------
                                                                                    19,743        26,311        7,726
----------------------------------------------------------------------------------------------------------------------
Changes in non-cash working capital
  Restricted cash                                                                    4,279       (5,053)      (5,709)
  Accounts receivable                                                              (3,361)       (1,587)      (4,139)
  Prepaid expenses and other                                                       (1,994)         3,325        1,563
  Accounts payable                                                                  11,606           769      (5,114)
  Accrued salaries and wages                                                         1,220         (443)        3,172
  Customer deposits                                                                    552         2,181            -
  Other accrued liabilities                                                        (4,751)         3,278      (6,840)
  Income taxes receivable                                                          (8,128)       (5,023)      (6,146)
  Deferred revenue                                                                   1,020         1,871        (622)
----------------------------------------------------------------------------------------------------------------------
                                                                                       443         (682)     (23,835)
----------------------------------------------------------------------------------------------------------------------
                                                                                    20,186        25,629     (16,109)
----------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES:
Acquisition of businesses, net of cash                           3               (146,304)      (23,951)     (24,117)
Real estate property additions                                                    (99,109)      (31,009)     (46,493)
Fixed asset additions                                                              (8,056)       (7,853)      (7,535)
Other assets (additions) disposals                               8                (26,653)       (1,208)        9,493
Proceeds on real estate sold to a related party                 17                  42,363        12,436        6,147
Proceeds on disposal of real estate                                                 11,510        44,039       27,250
----------------------------------------------------------------------------------------------------------------------
                                                                                 (226,249)       (7,546)     (35,255)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Increase (decrease) in bank indebtedness                        10                  49,475       (7,609)          759
Issuance of long-term debt                                                             906        15,000       48,000
Repayment of long-term debt                                                       (15,828)      (18,026)     (15,853)
Issuance of share capital                                       13                 142,422           476            -
Issuance of convertible subordinated notes                      12                  72,200             -            -
----------------------------------------------------------------------------------------------------------------------
                                                                                   249,175      (10,159)       32,906
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
equivalents                                                                          5,357         (688)        (226)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
during the year                                                                     48,469         7,236     (18,684)
Cash and cash equivalents, beginning of year                                        39,212        31,976       50,660
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                            $ 87,681       $39,212     $ 31,976
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                           CONSOLIDATED BALANCE SHEETS

[U.S. DOLLARS AND SHARE AMOUNTS IN THOUSANDS]

----------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,
                                                                                   -----------------------------------
Current assets:                                                        Note              2002              2001
----------------------------------------------------------------------------------------------------------------------
                                                       ASSETS
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $ 87,681           $39,212
  Restricted cash                                                                            18,692            18,782
  Accounts receivable                                                                        46,138            33,101
  Income taxes receivable                                               9                     2,262                 -
  Prepaid expenses and other                                                                  8,094             5,162
----------------------------------------------------------------------------------------------------------------------
                                                                                            162,867            96,257
----------------------------------------------------------------------------------------------------------------------
Real estate properties, net                                             6                   717,446           542,006
----------------------------------------------------------------------------------------------------------------------
Fixed assets, net                                                       7                    34,684            32,671
----------------------------------------------------------------------------------------------------------------------
Other assets, net                                                       8                   329,705           179,665
----------------------------------------------------------------------------------------------------------------------
Future tax assets                                                       9                    12,103             7,174
----------------------------------------------------------------------------------------------------------------------
                                                                                         $1,256,805          $857,773
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Bank indebtedness                                                     10                 $ 49,475            $    -
  Accounts payable                                                                           82,407            46,036
  Accrued salaries and wages                                                                  8,391             7,171
  Customer deposits                                                                           2,733             2,181
  Other accrued liabilities                                                                  12,667            17,418
  Income taxes payable                                                  9                         -             1,312
  Long-term debt due within one year                                    11                   15,049            18,133
  Deferred revenue                                                                            6,551             5,531
----------------------------------------------------------------------------------------------------------------------
                                                                                            177,273            97,782
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                          11                  117,801            67,768
----------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes                                          12                   72,233                 -
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                             19                    8,405             2,576
----------------------------------------------------------------------------------------------------------------------
Future tax liabilities                                                  9                   160,191           121,793
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                         17, 18

SHAREHOLDERS' EQUITY:
Class A Subordinate Voting Stock
  (Issued: 2002 - 48,648; 2001 - 22,324)                                13                  316,855           157,633
Exchangeable Shares
  (Issued: 2002 - nil; 2001 - 2,263)                                    13                        -            16,800
Class B Stock
  (Issued: 2002 and 2001 - 58,466)                                      13                  394,094           394,094
Contributed surplus                                                     17                   17,282             7,290
Retained earnings (deficit)                                                                 (2,921)            11,474
Accumulated comprehensive loss                                        14, 15                (4,408)          (19,437)
----------------------------------------------------------------------------------------------------------------------
                                                                                            720,902           567,854
----------------------------------------------------------------------------------------------------------------------
                                                                                         $1,256,805          $857,773
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

[U.S. DOLLARS IN THOUSANDS]

--------------------------------------------------------------------------------------------------------------------------
                                                 Class A
                                             Subordinate                                         Retained    Accumulated
                                                  Voting   Exchangeable    Class B  Contributed  Earnings  Comprehensive
                                                   Stock         Shares      Stock      Surplus  (Deficit)          Loss
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                   $ 11,500       $110,000   $429,455    $    -     $ (2,431)      $ (1,437)
ACTIVITY FOR THE YEAR ENDED DECEMBER 31,
2000:
Net income                                                                                            441
Net gain on sale of real estate to a
related party (note 17)                                                                  1,352
Other comprehensive loss                                                                                          (8,938)
Conversion of Class B Stock to Class A
  Subordinate Voting Stock                        35,361                   (35,361)
Issue of Class A Subordinate Voting Stock
  for an acquisition                               1,846
Conversion of Exchangeable Shares to Class A
   Subordinate Voting Stock                       52,063       (52,063)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                    100,770        57,937     394,094       1,352     (1,990)       (10,375)
ACTIVITY FOR THE YEAR ENDED DECEMBER 31, 2001:
Net income                                                                                         13,464
Net gain on sale of real estate to a
related party (note 17)                                                                  5,938
Other comprehensive loss                                                                                          (9,062)
Issue of Class A Subordinate Voting Stock
  for acquisitions                               15,250
Issue of Class A Subordinate Voting Stock
  under the Long-term Incentive Plan                476
Conversion of Exchangeable Shares to
  Class A Subordinate Voting Stock               41,137       (41,137)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                   157,633        16,800      394,094       7,290     11,474        (19,437)
ACTIVITY FOR THE YEAR ENDED DECEMBER 31,
2002:
Net loss                                                                                          (14,395)
Net gain on sale of real estate to a
related party (note 17)                                                                  9,992
Foreign currency translation adjustment                                                                           16,335
(note 14)
Change in fair value of interest rate swap
(note 15)                                                                                                         (1,306)
Issue of Class A Subordinate Voting Stock on
  completion of public offering (note 13)       142,084
Issue of Class A Subordinate Voting Stock on
  exercise of stock options (note 13)                87
Issue of Class A Subordinate Voting Stock
  under the Long-term Incentive Plan
  (note 13)                                         251
Conversion of Exchangeable Shares to
  Class A Subordinate Voting Stock (note 13)     16,800     (16,800)
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                  $316,855     $    -        $394,094    $17,282   $(2,921)         $(4,408)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These consolidated financial statements have been prepared in U.S. dollars following United States generally accepted accounting principles ("U.S. GAAP"). These policies are also in conformity, in all material respects, with Canadian generally accepted accounting principles, except as described in note 20 to these consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of Magna Entertainment Corp. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on account, demand deposits and short-term investments with original maturities of less than three months at acquisition and exclude restricted cash which represents segregated cash accounts held by the Company on behalf of others, primarily horse owners.

IMPAIRMENT OF LONG-LIVED ASSETS

         Financial Accounting Standards Board Statement No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes accounting standards for the impairment of long-lived assets, including real estate properties, fixed and other assets. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         For long-lived assets not available for sale, the Company assesses annually whether there are indicators of impairment. If such indicators are present, the Company assesses the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management.

         When long-lived assets are identified by the Company as available for sale, if necessary, the carrying value is reduced to the estimated fair value less costs of disposal. Fair value is determined based upon discounted cash flows of the assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


REAL ESTATE PROPERTIES

REVENUE-PRODUCING RACING REAL ESTATE

         Revenue-producing racing real estate is valued at cost, which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

EXCESS RACING REAL ESTATE

         Excess racing real estate is valued at cost, which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

DEVELOPMENT REAL ESTATE

         Development real estate is valued at cost, which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

REVENUE-PRODUCING NON-RACING REAL ESTATE

         Revenue-producing non-racing real estate includes golf courses as well as residential development real estate. Revenue-producing non-racing real estate is valued at cost, which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

NON-CORE REAL ESTATE

         Non-core real estate includes properties available for sale. Properties available for sale are valued at the lower of cost, which includes acquisition and development costs, and fair value less costs of disposal. The Company evaluates the lower of cost and fair value less costs of disposal whenever events or changes in circumstance indicate possible impairment.

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

RACING LICENSES AND GOODWILL

         Racing licenses represent the value attributed to licenses to conduct race meets acquired through the Company's acquisition of racetracks. Goodwill represents the excess of the purchase price of a subsidiary company over the fair value of the underlying net identifiable assets arising on acquisition. In accordance with Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", the Company has applied the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life, effective January 1, 2002. Racing licenses and goodwill are evaluated for impairment on an annual basis or when impairment indicators are present. An impairment write-down to fair value would occur if discounted cash flows from operations net of the fair value of the long-lived assets was less than the carrying amount of the racing license or goodwill.

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

         Revenues from the sale of residential development inventory are recognized in two phases. First, revenue related to sale of land is recognized when the title to the land passes to the purchaser and collection is reasonably assured. The remaining revenue is recognized when the unit is constructed by the independent contractor and the collection of the sale proceeds is reasonably assured and all other significant conditions are met. Properties which have been sold, but for which these criteria have not been satisfied, are included in residential development real estate.

         Golf course annual membership fee revenues are recognized as revenue ratably over the applicable season. Non-refundable golf membership initiation fees are deferred and amortized over the expected membership life.

DEFERRED REVENUES

         Deferred revenues associated with racing operations consist primarily of prepaid box seats, admission tickets and parking, which are recognized as revenue ratably over the period of the related race meet.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


SEASONALITY OF REVENUES

         The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. A disproportionate share of annual revenues and net earnings are earned in the first quarter of each year.

ADVERTISING

         Costs incurred for producing advertising associated with horse racing are generally expensed when the advertising program commences. Costs incurred with respect to promotions for specific live race days are expensed on the applicable race day.

FOREIGN EXCHANGE

         Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the year-end and revenues and expenses are translated at the average rate during the year. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in comprehensive income (loss) in shareholders' equity. The appropriate amounts of exchange gains or losses included in accumulated comprehensive income (loss) are reflected in income when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

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

STOCK-BASED COMPENSATION

         Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation" provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require companies to recognize an expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25 which does not give rise to an expense) provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         The pro-forma impact on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, is as follows:

                                                                             Years ended December 31,
                                                                    2002               2001               2000
----------------------------------------------------------------------------------------------------------------------

Net income (loss), as reported                                    $(14,395)            $13,464            $   441
Pro-forma stock compensation expense determined
under the fair value method, net of tax                             (3,009)             (2,815)              (213)
----------------------------------------------------------------------------------------------------------------------
Pro-forma net income (loss)                                       $(17,404)            $10,649             $  228
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
       Basic - as reported                                       $  (0.14)            $  0.16              $0.01
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
       Basic - pro-forma                                         $  (0.17)            $  0.13              $0.00
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
       Diluted - as reported                                     $  (0.14)            $  0.16              $0.01
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
       Diluted - pro-forma                                       $  (0.17)            $  0.13              $0.00
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Class A Subordinate Voting Stock, shares of Class B Stock and Exchangeable Shares outstanding during the year. Diluted earnings per share reflects the assumed conversion of all dilutive securities using the treasury stock method.

         Under the treasury stock method:

- The convertible subordinated notes are assumed to be converted at the beginning of the period (or at the issuance, if later) and net income is increased by related interest;

- The exercise of options is assumed to be at the beginning of the period (or at the time of issuance, if later);

- The proceeds from the exercise of options are assumed to be used to purchase Class A Subordinate Voting Stock at the average market price during the period; and

- The incremental number of shares of Class A Subordinate Voting Stock (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share calculation.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


INTEREST RATE SWAPS

         The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The fair value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in other comprehensive income net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of income taxes in other comprehensive income.

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

         During 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 requires that legal obligations arising from the retirement of tangible long-lived assets, including obligations identified by a company upon acquisition and construction and during the operating life of a long-lived asset, be recorded and amortized over the asset's useful life using a systematic and rational allocation method. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

         During 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that costs associated with an exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

         During 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value; previously a liability was recorded only when a loss under a guarantee was probable and reasonably estimable. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

         Although the Company is currently reviewing SFAS 143 and SFAS 146, and the recognition and measurement requirements of FIN 45, the impact, if any, of these pronouncements on its consolidated financial statements has not been determined.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


RECLASSIFICATION

         Certain comparative figures have been reclassified to conform to the current year's method of presentation.

2.       ACCOUNTING CHANGE

         Effective January 1, 2002, the Company implemented SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning January 1, 2002.

         The following is the pro-forma impact of the implementation of SFAS
142:

                                                                             Years ended December 31,
                                                                    2002               2001               2000
----------------------------------------------------------------------------------------------------------------------

Net income (loss), as reported                                    $(14,395)            $13,464            $   441
Amortization of racing licenses and goodwill, net of taxes              -                4,822              3,056
----------------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                        $(14,395)            $18,286             $3,497
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share:
As reported                                                      $  (0.14)            $  0.16              $0.01
Amortization of racing licenses and goodwill                            -             $  0.06              $0.03
----------------------------------------------------------------------------------------------------------------------
Adjusted basic and diluted earnings per share                    $  (0.14)            $  0.22              $0.04
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

3.       BUSINESS ACQUISITIONS

         The following acquisitions were accounted for using the purchase method:

[a]      Acquisitions in the year ended December 31, 2002

LONE STAR PARK AT GRAND PRAIRIE

         On October 23, 2002, the Company completed the acquisition of substantially all the operations and related assets of Lone Star Park at Grand Prairie, for a total cash purchase price, including transaction costs, of $79.1 million, net of cash acquired of $1.8 million. Lone Star Park at Grand Prairie operates thoroughbred and American quarter horse race meets at its racetrack located near Dallas, Texas.

THE MARYLAND JOCKEY CLUB

         On November 27, 2002, the Company completed the acquisition of a controlling interest in the Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)

Club ("MJC")", for a total purchase price, including transaction costs, of $84.9 million, net of cash acquired of $5.3 million. The total purchase price was satisfied by cash payments of $66.6 million and the obligation to pay $18.3 million, which bears interest at the six month London Inter-bank Offered Rate ("LIBOR"), upon the exercise of either the put or call option described below. Under the terms of the agreements, the Company acquired a 51% equity and voting interest in The Maryland Jockey Club of Baltimore City, Inc., the owner of Pimlico Race Course, a 51% voting interest and a 58% equity interest on a fully diluted basis in Laurel Racing Assoc., Inc., the general partner and manager of Laurel Racing Association Limited Partnership ("LRALP"), the owner of Laurel Park, and the entire limited partnership interest in LRALP. The Company also purchased options from the De Francis family, the sellers of the business, to buy their remaining voting and equity interests in MJC, which represent all the minority interests, at any time during the period starting 48 months and ending 60 months after the closing of the transaction. The Company has also granted the De Francis family the option to sell such interests to the Company at any time during the first five years after the closing. In consideration for these options, the Company paid $18.4 million on closing and an additional $18.3 million, plus interest at the six month LIBOR, will be paid on exercise of the options. The put and call options are viewed, for accounting purposes, on a combined basis with the minority interest and accounted for as a financing of the Company's purchase of such minority interest. Accordingly, the Company has consolidated 100% of the operations of MJC from the date of acquisition. Pimlico Race Course, the home of the Preakness Stakes(R), the middle jewel in thoroughbred racing's Triple Crown, and Laurel Park, are located in the Baltimore, Maryland area.

         The purchase price of these acquisitions has been allocated to the assets and liabilities acquired as follows:

                                                   LONE STAR PARK         THE MARYLAND
                                                  AT GRAND PRAIRIE         JOCKEY CLUB         OTHER        TOTAL
----------------------------------------------------------------------------------------------------------------------
Non-cash working capital deficit                      $  (4,087)            $(12,159)          $(384)       $(16,630)
Real estate properties and fixed assets                  64,010               70,458             393         134,861
Other assets                                             34,797               96,832             585         132,214
Debt due within one year                                    (62)              (1,041)              -          (1,103)
Long-term debt                                          (15,563)             (25,489)              -         (41,052)
Future taxes                                                  -              (43,674)              -         (43,674)
----------------------------------------------------------------------------------------------------------------------
Net assets acquired and total
purchase price, net of cash acquired                   $ 79,095             $ 84,927           $ 594        $164,616
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
The purchase consideration for these
acquisitions is as follows:
Cash                                                   $ 79,095             $ 66,615           $ 594        $146,304
Issuance of long-term debt (note 11)                          -               18,312               -          18,312
----------------------------------------------------------------------------------------------------------------------
                                                       $ 79,095             $ 84,927           $ 594        $164,616
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

         The purchase price and related allocations for these acquisitions are preliminary. Adjustments to the purchase price and related preliminary allocations may occur as a result of obtaining more information

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)

regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase agreements, and revisions of preliminary estimates of fair values made at the date of purchase.

FLAMBORO DOWNS

         On October 18, 2002, the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, were acquired by Ontario Racing Inc. ("ORI"). Flamboro Downs also houses a gaming facility with 750 slot machines operated by the Ontario Lottery and Gaming Corporation ("OLGC"). ORI is a former subsidiary of the Company that is presently owned by an employee of the Company. Five business days after the Company receives all necessary regulatory approvals for the acquisition of Flamboro Downs, the shares of ORI will be transferred to the Company. The results of operations of ORI, which owns Flamboro Downs, have been accounted for under the equity method pending receipt of the approvals, which are expected to be received in the spring of 2003.

         The purchase price, net of cash, was approximately $55.9 million, consisting of a cash payment of $23.1 million on closing, with the remainder satisfied by ongoing payments under secured notes of approximately $32.8 million. In addition, the purchase and sale agreement stipulates that the purchase price may be increased by a maximum of $3.5 million (Cdn. $5.5 million), plus accrued interest, in the event that Flamboro Downs' agreement with the OLGC, with respect to the slot facility, is extended. The Company has provided the funding for the acquisition cost by way of a revolving secured loan facility to ORI and has guaranteed the secured notes.

         As of December 31, 2002, the Company has advanced $23.1 million to ORI, representing acquisition costs, which is recorded in other assets.

[b]      Acquisitions in the year ended December 31, 2001

MEC PENNSYLVANIA

         On April 5, 2001, the Company completed the acquisition of Ladbroke Racing Pennsylvania, Inc. and Sport Broadcasting, Inc. (collectively the "Ladbroke Companies" or "MEC Pennsylvania") for a total purchase price, including transaction costs, of $46.6 million, net of cash acquired of $7.0 million. The total purchase price was satisfied by cash payments of $20.1 million, the issuance of two promissory notes totaling $13.25 million which bear interest at 6% per annum, with the first note in the amount of $6,625,000 maturing on the first anniversary of the closing date and the second note in the amount of $6,625,000 maturing on the second anniversary of the closing date and by the issuance of 3,178,297 shares of Class A Subordinate Voting Stock. The Ladbroke Companies include account wagering operations, The Meadows harness racetrack and four off-track betting facilities located around the Pittsburgh, Pennsylvania area.

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

         The purchase price of these acquisitions has been allocated to the assets and liabilities acquired as follows:

                                                                                         MULTNOMAH
                                                                           MEC           GREYHOUND
                                                                       PENNSYLVANIA        PARK            TOTAL
----------------------------------------------------------------------------------------------------------------------
Non-cash working capital deficit                                        $  (6,514)         $  (292)       $ (6,806)
Real estate properties and fixed assets                                    19,947              292          20,239
Other assets                                                               60,587            5,910          66,497
Future taxes                                                              (27,448)             (31)        (27,479)
----------------------------------------------------------------------------------------------------------------------
Net assets acquired and total purchase price, net of cash acquired       $ 46,572           $5,879         $52,451
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
The purchase consideration for these acquisitions is as follows:
Cash                                                                     $ 20,072           $3,879         $23,951
Issuance of two promissory notes                                           13,250                -          13,250
Issuance of Class A Subordinate Voting Stock                               13,250            2,000          15,250
----------------------------------------------------------------------------------------------------------------------
                                                                         $ 46,572           $5,879         $52,451
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

[c]      Acquisitions in the year ended December 31, 2000

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

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         The purchase price of these acquisitions has been allocated to the assets and liabilities acquired as follows:

                                                                        GREAT LAKES
                                                                           DOWNS         BAY MEADOWS        TOTAL
----------------------------------------------------------------------------------------------------------------------
Non-cash working capital (deficit)                                        $(3,370)       $     701         $ (2,669)
Real estate properties                                                      7,688                -            7,688
Fixed assets                                                                2,399            1,587            3,986
Other assets                                                                1,340           21,829           23,169
Debt due within one year                                                     (447)               -             (447)
Long-term debt                                                             (5,840)               -           (5,840)
----------------------------------------------------------------------------------------------------------------------
Net assets acquired and total purchase price, net of cash acquired        $ 1,770          $24,117          $25,887
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
The purchase consideration for these acquisitions is as follows:
Cash                                                                  $         -          $24,117          $24,117
Issuance of Class A Subordinate Voting Stock                                1,770                -            1,770
----------------------------------------------------------------------------------------------------------------------
                                                                          $ 1,770          $24,117          $25,887
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

[d]      Pro-forma Impact

         If the acquisitions completed during the years ended December 31, 2002 and 2001 had occurred on January 1, 2001, the Company's unaudited pro-forma revenue would have been $708.3 million and $726.3 million for the years ended December 31, 2002 and 2001, respectively, unaudited pro-forma net income (loss) would have been $(12.9) million and $13.9 million for the years ended December 31, 2002 and 2001, respectively, and unaudited pro-forma basic and diluted earnings (loss) per share would have been $(0.12) and $0.16 for the years ended December 31, 2002 and 2001, respectively.

4.       WRITE-DOWN OF LONG-LIVED AND INTANGIBLE ASSETS

         Pursuant to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS 142, "Goodwill and Other Intangible Assets", the Company's long-lived assets and racing licenses were tested for impairment after completion of the Company's annual business planning process. As a result of declining attendance and related revenues at Remington Park and Great Lakes Downs, operating profits and cash flows were lower than expected in 2002. Based on these results, the earnings forecasts for these two racetracks were revised.

         The fair value of the racetracks was determined using the discounted cash flow method, including a probability-weighted approach in considering the likelihood of possible outcomes. It also includes the estimated future cash flows associated with the racing licenses and long-lived assets directly associated with, and expected to arise as a direct result of, the use and disposition of those assets. The fair value determined was then compared to the carrying value of the racing licenses and long-lived assets in order to determine the amount of the impairment. The long-lived assets consist of fixed assets and real estate properties.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         As a result of the assets' carrying value exceeding their fair value at Remington Park and Great Lakes Downs, the Company recognized an impairment in value of $14.7 million related to its long-lived assets, which has been allocated to the fixed assets and real estate properties on a pro-rata basis using the relative carrying values of the assets, and an impairment in value of racing licenses of $2.8 million in 2002.

5.       WRITE-DOWN OF EXCESS REAL ESTATE

         In November 2002, the Company entered into an agreement with the East Bay Regional Park District, a California Special District, to sell approximately 16 acres of excess real estate located at Golden Gate Fields in Berkeley, California. The value of the consideration to be received by the Company for the real estate, excluding certain tax benefits of $1.4 million, is $8.5 million. The carrying value of the property, prior to entering into the agreement, was $14.3 million, which was based on an allocation of the purchase price for the Golden Gate Fields acquisition in 1999. The transaction is expected to close in the third quarter of 2003, subject to certain conditions, including the purchaser completing certain due diligence procedures. In 2002, the Company recorded a write-down of this real estate which has resulted in a loss before income taxes and a loss after income taxes of $5.8 million and $2.4 million, respectively.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


6.       REAL ESTATE PROPERTIES

Real estate properties consist of:                                                       December 31,
                                                                                  2002                   2001
----------------------------------------------------------------------------------------------------------------------
Revenue-producing racing real estate
Cost
     Land and improvements                                                         $207,338               $169,048
     Buildings                                                                      222,661                155,256
     Construction in progress                                                        55,742                  6,996
----------------------------------------------------------------------------------------------------------------------
                                                                                    485,741                331,300
Accumulated depreciation
     Buildings                                                                      (19,298)               (12,650)
----------------------------------------------------------------------------------------------------------------------
REVENUE-PRODUCING RACING REAL ESTATE, NET                                           466,443                318,650
----------------------------------------------------------------------------------------------------------------------

EXCESS RACING REAL ESTATE                                                           100,285                 89,455
----------------------------------------------------------------------------------------------------------------------

Development real estate
Cost
     Land and improvements                                                           41,008                 40,510
     Construction in progress                                                        30,376                  3,780
----------------------------------------------------------------------------------------------------------------------
DEVELOPMENT REAL ESTATE, NET                                                         71,384                 44,290
----------------------------------------------------------------------------------------------------------------------

Revenue-producing non-racing real estate
Cost
     Land and improvements                                                           29,186                 27,419
     Buildings                                                                       45,041                 37,561
----------------------------------------------------------------------------------------------------------------------
                                                                                     74,227                 64,980
Accumulated depreciation
     Buildings                                                                       (5,720)                (3,974)
----------------------------------------------------------------------------------------------------------------------
REVENUE-PRODUCING NON-RACING REAL ESTATE, NET                                        68,507                 61,006
----------------------------------------------------------------------------------------------------------------------

Non-core real estate
     Land and improvements                                                           10,746                 18,863
     Buildings                                                                        1,542                 14,190
----------------------------------------------------------------------------------------------------------------------
                                                                                     12,288                 33,053
Accumulated depreciation
     Buildings                                                                       (1,461)                (4,448)
----------------------------------------------------------------------------------------------------------------------
NON-CORE REAL ESTATE, NET                                                            10,827                 28,605
----------------------------------------------------------------------------------------------------------------------
                                                                                   $717,446               $542,006
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


7.       FIXED ASSETS

Fixed assets consist of:

                                                                                            December 31,
                                                                                    2002                   2001
----------------------------------------------------------------------------------------------------------------------
Revenue-producing racing fixed assets
Cost
     Machinery and equipment                                                        $43,957                $37,008
     Furniture and fixtures                                                          11,752                 10,785
----------------------------------------------------------------------------------------------------------------------
                                                                                     55,709                 47,793
Accumulated depreciation
     Machinery and equipment                                                        (23,408)               (17,489)
     Furniture and fixtures                                                          (3,380)                (1,510)
----------------------------------------------------------------------------------------------------------------------
Revenue-producing racing fixed assets, net                                           28,921                 28,794
----------------------------------------------------------------------------------------------------------------------

Revenue-producing non-racing fixed assets
Cost
     Machinery and equipment                                                          3,835                  2,232
     Furniture and fixtures                                                           6,240                  4,481
----------------------------------------------------------------------------------------------------------------------
                                                                                     10,075                  6,713
Accumulated depreciation
     Machinery and equipment                                                         (2,054)                (1,009)
     Furniture and fixtures                                                          (2,258)                (1,827)
----------------------------------------------------------------------------------------------------------------------
Revenue-producing non-racing fixed assets, net                                        5,763                  3,877
----------------------------------------------------------------------------------------------------------------------
                                                                                    $34,684                $32,671
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

8.       OTHER ASSETS

Other assets consist of:

                                                                                           December 31,
                                                                                   2002                   2001
----------------------------------------------------------------------------------------------------------------------
Racing licenses
     Balance, beginning of the year                                                $170,355               $107,859
     Adjustment to purchase price allocation for Multnomah
         Greyhound Park                                                              (3,692)                     -
     Acquired during the year                                                       130,076                 70,492
     Write-down of racing licenses (note 4)                                          (2,753)                     -
     Amortization                                                                         -                 (7,996)
----------------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                           293,986                170,355
Receivable from Ontario Racing Inc. (note 3)                                         23,726                      -
Investments, long-term receivables and other                                         10,639                  8,574
Goodwill, net                                                                         1,354                    736
----------------------------------------------------------------------------------------------------------------------
                                                                                   $329,705               $179,665
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)



9.       INCOME TAXES

[a] The provision for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:


                                                                        Years ended December 31,
                                                           2002                   2001                   2000
----------------------------------------------------------------------------------------------------------------------
Expected provision:
Federal statutory income tax rate (35%)                      $(8,046)                $7,985                 $  544
State income tax, net of federal benefit                         490                    571                     84
Tax losses not benefited (utilized)                           (1,064)                   262                    203
Foreign rate differentials                                        60                    546                    242
Other                                                            (35)                   (15)                    39
----------------------------------------------------------------------------------------------------------------------
Income tax provision                                         $(8,595)                $9,349                 $1,112
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

         At December 31, 2002, the Company had United States federal and Austrian income tax loss carry-forwards totaling approximately $17.8 million. Of the $17.8 million in loss carry-forwards at December 31, 2002, $5.8 million have no expiration date and the remainder expire as follows:


Years:
2008 to 2010                                                                                               $ 3,100
2012 to 2018                                                                                                 4,800
2020 to 2022                                                                                                 4,100
----------------------------------------------------------------------------------------------------------------------
                                                                                                           $12,000
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

         There are annual limitations on the utilization of the loss carry-forwards subject to expiration.

         The company also has U.S. state income tax loss carry-forwards available.

[b] The details of income (loss) before income taxes by jurisdiction are as follows:

                                                                        Years ended December 31,
                                                             2002                   2001                    2000
----------------------------------------------------------------------------------------------------------------------
United States                                               $(25,811)               $  (203)                $ (605)
Foreign                                                        2,821                 23,016                  2,158
----------------------------------------------------------------------------------------------------------------------
                                                            $(22,990)               $22,813                 $1,553
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


[c]      The details of the income tax provision (benefit) are as follows:

                                                                        Years ended December 31,
                                                           2002                   2001                   2000
----------------------------------------------------------------------------------------------------------------------
Current provision
United States                                                 $2,578                 $1,550               $      -
Foreign                                                       (1,764)                   717                  3,160
----------------------------------------------------------------------------------------------------------------------
                                                                 814                  2,267                  3,160
----------------------------------------------------------------------------------------------------------------------
Future provision
United States                                                (10,893)                  (531)                  (323)
Foreign                                                        1,484                  7,613                 (1,725)
----------------------------------------------------------------------------------------------------------------------
                                                              (9,409)                 7,082                 (2,048)
----------------------------------------------------------------------------------------------------------------------
                                                             $(8,595)                $9,349                $ 1,112
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

[d] Future income taxes have been provided on temporary differences, which consist of the following:


                                                                                  Years ended December 31,
                                                                             2002           2001            2000
----------------------------------------------------------------------------------------------------------------------
Tax deferral on sale of real estate                                         $   439         $10,448       $      -
Amortization of purchase accounting fair value increments, for tax
     purposes in excess of book (book in excess of tax)                         946          (2,732)        (2,174)
Tax gain in excess of book gain
     on disposal of real estate property                                       (426)         (2,382)          (751)
Tax benefit of charitable contribution carry-forward                         (1,236)              -              -
Tax benefit of loss carry-forwards                                             (170)           (205)          (557)
Utilization of loss carry-forwards                                                -           1,200          1,231
Taxable fee revenue in excess of book                                        (1,712)              -              -
Write-down of assets for book purposes                                       (6,123)              -              -
Increase (reduction) in valuation allowance                                  (1,721)             (8)           203
Other                                                                           594             761              -
----------------------------------------------------------------------------------------------------------------------
                                                                            $(9,409)        $ 7,082        $(2,048)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


[e] Future tax assets and liabilities at December 31, 2002 consist of the following temporary differences:


                                                                                         December 31,
                                                                                 2002                   2001
----------------------------------------------------------------------------------------------------------------------
Assets
Real estate properties tax value in excess of book value                          $ 17,951               $ 12,985
Tax benefit of loss carry-forwards
     Pre-acquisition                                                                 4,233                  1,995
     Post-acquisition                                                                1,939                  3,626
Tax benefit of charitable contribution carry-forward                                 1,236                      -
Benefit of various tax credit carry-forwards                                         2,586                  3,517
----------------------------------------------------------------------------------------------------------------------
                                                                                    27,945                 22,123

Valuation allowance
Valuation allowance against tax basis of loss carry-forwards
     Pre-acquisition                                                                (4,233)                (1,995)
     Post-acquisition                                                               (1,359)                (2,960)
Valuation allowance against tax basis of real estate properties
     in excess of book value                                                       (10,250)                (9,994)
----------------------------------------------------------------------------------------------------------------------
Future tax assets                                                                 $ 12,103               $  7,174
----------------------------------------------------------------------------------------------------------------------

Liabilities
     Real estate properties book basis in excess of tax basis                    $  65,697              $  52,892
     Other assets book basis in excess of tax basis                                 94,362                 56,497
     Other                                                                             132                 12,404
----------------------------------------------------------------------------------------------------------------------
Future tax liabilities                                                            $160,191               $121,793
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

[f] Income taxes paid in cash were $5.0 million for the year ended December 31, 2002 (for the year ended December 31, 2001 - $6.7 million; for the year ended December 31, 2000 - $3.2 million).

10.      BANK INDEBTEDNESS

         During the year, the Company entered into a credit agreement with respect to a senior, unsecured revolving credit facility for $100.0 million. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. The facility has been guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields, Gulfstream Park, MEC Pennsylvania and The Maryland Jockey Club and operate Bay Meadows. As of December 31, 2002, the Company had borrowed $49.5 million and issued letters of credit totaling $20.0 million under the credit facility, such that $30.5 million was unused and available. Under the terms of the agreement, the amount available under the credit facility will be reduced to $50.0 million on April 30, 2003. The credit facility expires on October 10, 2003, unless extended with the consent of both parties.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         The loans under the facility bear interest at either the U.S. Base rate or LIBOR plus a margin based on the ratio of debt to earnings before interest, taxes, depreciation and amortization. The weighted average interest rate on the loans outstanding under the credit facility as at December 31, 2002 was 4.0%.

11.      DEBT AND COMMITMENTS

[a]      The Company's long-term debt consists of the following:

                                                                                                 December 31,
                                                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------------
Term loan facility, bearing interest at LIBOR plus 2.2% per annum (3.6% at December
     31, 2002, note 15(c)) with a maturity date of November 30, 2004, secured by a
     deed of trust against Santa Anita Park racetrack and related real estate.   At
     December 31, 2002, the term loan is fully drawn and is repayable in monthly
     principal amounts of $350 thousand until maturity.                                    $ 55,650         $59,850

Term loan facilities with the same financial institution, bearing interest at 6.5%
     per annum until December 1, 2003, with a maturity date of December 1, 2013.  On
     December 1, 2003 and December 1, 2008, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%.  The term loans are repayable in quarterly principal and interest payments.  The loans are secured by deeds of trusts on land, buildings and improvements and security interests in all other assets of certain entities of The Maryland
     Jockey Club.                                                                            19,632               -

Obligation to pay $18.3 million on exercise of either the put or call option for the remaining minority interest in The Maryland Jockey Club, bearing interest at the
     6 month LIBOR (1.4% at December 31, 2002) (note 3).                                     18,312               -

Capital lease (imputed interest rate of 8.5%) maturing April 1, 2027, secured by
     buildings and improvements at Lone Star Park at Grand Prairie.                          15,522               -

Bank term line of credit denominated in Euros, bearing interest at EURIBOR plus
     0.625% per annum (3.4% at December 31, 2002).  The term line of credit is repayable in annual installments of $3.0 million (Euros 2.9 million) due in July
     2005.  The Company has provided two first mortgages on real estate properties as
     security for this facility.                                                              9,077           7,695

Promissory note bearing interest at 6.0% per annum, payable in two equal installments, of which $6.625 million matured in April 2002, and the second
     installment matures April 2003.                                                          6,625          13,250


MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


                                                                                                 December 31,
                                                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------------
Term loan facility, bearing interest at 7.0% per annum until June 7, 2007, with a maturity date of June 7, 2017. On June 7, 2007 and June 7, 2012, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The term loan is callable on December 31, 2006 or
     December 31, 2011. The loan is secured by a deed of trust on land, buildings and improvements and security interests in all other assets of The Maryland
     Jockey Club.                                                                             4,907               -

Unsecured promissory note bearing interest at 6.1% per annum, with a maturity date of
     September 14, 2005.                                                                      2,500               -

Non-interest bearing promissory note repaid in the year.                                          -           4,599

Other loans to various subsidiaries from various banks, and city governments, including mortgage loans, equipment loans and a term loan, with interest rates
     ranging from 4.0% to 9.0%.                                                                 625             507
-----------------------------------------------------------------------------------------------------------------------
                                                                                            132,850          85,901
Less due within one year                                                                     15,049          18,133
-----------------------------------------------------------------------------------------------------------------------
                                                                                           $117,801         $67,768
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

         The Company is in compliance with all of its debt agreements and related financial covenants.

         The overall weighted average interest rate on long-term debt at December 31, 2002 was 5.7% (for the year ended December 31, 2001 - 5.9%; for the year ended December 31, 2000 - 8.1%).

[b] Future principal repayments on long-term debt at December 31, 2002 are as follows:


2003                                                                                                     $ 15,049
2004                                                                                                       55,788
2005                                                                                                        6,896
2006                                                                                                       19,787
2007                                                                                                        1,636
Thereafter                                                                                                 33,694
-----------------------------------------------------------------------------------------------------------------------
                                                                                                         $132,850
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

[c] Included within the above schedule of future principal repayments of long-term debt (note 11(b)) is an obligation under a capital lease. Future minimum lease payments under the capital lease in effect at December 31, 2002 are as follows:


2003                                                                                                      $ 1,320
2004                                                                                                        1,320

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)



2005                                                                                                        1,320
2006                                                                                                        1,320
2007                                                                                                        1,452
Thereafter                                                                                                 32,868
-----------------------------------------------------------------------------------------------------------------------
Total payments                                                                                             39,600
-----------------------------------------------------------------------------------------------------------------------
Less:  capital lease minimum payments representing interest                                                24,078
-----------------------------------------------------------------------------------------------------------------------
Present value of lease payments                                                                           $15,522
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

[d] At December 31, 2002, the Company has additional unused and available operating lines of credit totaling $20.0 million, which are secured by a guarantee, a pledge of stock of a subsidiary, and by assets of certain subsidiaries.

[e]      Interest expense and interest income include:


                                                                       Years ended December 31,
                                                          2002                   2001                   2000
-----------------------------------------------------------------------------------------------------------------------
Interest cost, gross                                         $7,099                 $6,930                 $3,263
Less:  Interest capitalized                                   2,726                  1,657                      -
-----------------------------------------------------------------------------------------------------------------------
Interest expense                                              4,373                  5,273                  3,263
-----------------------------------------------------------------------------------------------------------------------
Interest income                                              (3,664)                (2,591)                (3,048)
-----------------------------------------------------------------------------------------------------------------------
Interest expense, net                                        $  709                 $2,682                 $  215
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

         Interest capitalized relates to real estate properties under development.

         Interest paid in cash for the year ended December 31, 2002 was $6.7 million (for the year ended December 31, 2001 - $7.4 million; for the year ended December 31, 2000 - $2.5 million).

12.      CONVERTIBLE SUBORDINATED NOTES

         On December 2, 2002, the Company issued $75.0 million of 7.25% convertible subordinated notes which mature on December 15, 2009. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after December 21, 2005, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after December 21, 2005 and before December 15, 2007, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2002, all the notes remained outstanding.

         The Company incurred issue expenses of $2.8 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)



13.      CAPITAL STOCK

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

Exchangeable Shares, which were called for redemption on December 30, 2002, had the following attributes:

[i] Each share was entitled, by the holder thereof instructing Magna International Inc. ("Magna") to exercise one vote attached to a share of the Company's Class A Subordinate Voting Stock or Class B Stock held by Magna, to one vote per share at all meetings of stockholders of the Company, but were non-voting with respect to MEC Holdings (Canada) Inc.

[ii] Each share would have participated equally as to dividends with each share of Class A Subordinate Voting Stock and Class B Stock.

[iii] Each share was convertible at any time into a fully-paid share of Class A Subordinate Voting Stock.

In the event that the Class A Subordinate Voting Stock or Class B Stock are subdivided or consolidated, the other class shall be similarly changed to preserve the relative position of each class.

[b]      Changes in the Class A Subordinate Voting Stock, Class B Stock and
Exchangeable Shares for the years ended December 31, 2002, 2001 and 2000 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)



                                             Class A Subordinate                  Exchangeable
                                                Voting Stock                         Shares                      Class B Stock
                                         ---------------------------        -----------------------       --------------------------
                                           Number of          Stated        Number of        Stated       Number of          Stated
                                              shares           Value           shares         Value          shares           Value
------------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding at
   December 31, 1999                    1,662,890          $ 11,500      14,823,187       $110,000      63,712,141         $429,455
Conversion of Class B Stock to
   Class A Subordinate Voting
   Stock                               5,246,085            35,361               -              -      (5,246,085)         (35,361)
Issued on acquisition of
   subsidiary                            267,416             1,846               -              -               -                -
Conversion of Exchangeable
   Shares to Class A
   Subordinate Voting Stock            7,015,756            52,063      (7,015,756)       (52,063)              -                -
------------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding at
   December 31, 2000                  14,192,147           100,770       7,807,431         57,937      58,466,056          394,094
Conversion of Exchangeable
   Shares to Class A
   Subordinate Voting Stock            5,544,059            41,137      (5,544,059)       (41,137)              -                -
Issued on acquisition of
   subsidiaries                        3,509,259            15,250               -              -               -                -
Issued under the Long-term
   Incentive Plan                         78,094               476               -              -               -                -
------------------------------------------------------------------------------------------------------------------------------------
Issued and outstanding at
   December 31, 2001                  23,323,559           157,633       2,263,372         16,800      58,466,056          394,094
Issued on completion of public
   offering (i)                       23,000,000           142,084               -              -               -                -
Conversion of Exchangeable
   Shares to Class A
   Subordinate Voting Stock (ii)       2,263,372            16,800      (2,263,372)       (16,800)              -                -
Issued on exercise of Stock
   Options                                18,000                87               -              -               -                -
Issued under the Long-term
   Incentive Plan                         42,900               251               -              -               -                -
------------------------------------------------------------------------------------------------------------------------------------
ISSUED AND OUTSTANDING AT
   DECEMBER 31, 2002                  48,647,831          $316,855               -     $         -     58,466,056         $394,094
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


(i) On April 10, 2002, the Company completed a public offering of 23 million shares of its Class A Subordinate Voting Stock, at a price to the public of $6.65 per share, or Cdn. $10.60 per share in Canada. Expenses of the issue of approximately $10.9 million have been netted against the cash proceeds.

(ii) On December 30, 2002, MEC Holdings (Canada) Inc. called for redemption all remaining outstanding Exchangeable Shares not held by the Company. The redemption call purchase price was satisfied in full upon delivery by the Company to each holder of outstanding Exchangeable Shares of one share of the Company's Class A Subordinate Voting Stock for each Exchangeable Share held.

[c]      Basic earnings per share of Class A Subordinate Voting Stock,
Exchangeable Shares or Class B Stock for the year ended December 31, 2002 has been calculated using 100,674,267 shares. The amount has been calculated using the weighted average number of shares outstanding during the year. As a result of the net loss for the year ended December 31, 2002, there is no dilutive effect of the stock options and convertible subordinated notes.

Basic and diluted earnings per share of Class A Subordinate Voting Stock, Exchangeable Shares or Class B Stock for the year ended December 31, 2001 have been calculated using 82,930,007 and 83,241,974 shares, respectively. Both amounts have been calculated using the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of options to purchase 311,967 shares.

Basic and diluted earnings per share of Class A Subordinate Voting Stock, Exchangeable Shares or Class B Stock for the year ended December 31, 2000 have been calculated using 80,421,795 and 80,424,138 shares, respectively. Both amounts have been calculated using the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of options to purchase 2,343 shares.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


The following is a summary of the elements used in calculating basic and diluted earnings per share:

                                                                          Years ended December 31,
                                                                2002                2001                 2000
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $ (14,395)             $13,464                $ 441
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                             100,674              82,930               80,422
Net effect of dilutive instruments                                    -                 312                    2
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                     100,674              83,242               80,424
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Earnings (loss) per Share:
---------------------------------------------------------------------------------------------------------------------
    Basic                                                      $ (0.14)              $ 0.16               $ 0.01
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
    Diluted                                                    $ (0.14)              $ 0.16               $ 0.01
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

14.      CURRENCY TRANSLATION ADJUSTMENT

         Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2002, the Company incurred unrealized currency translation gains of $16.3 million, primarily from the strengthening of the Euro against the U.S. dollar (an unrealized loss of $9.1 million for the year ended December 31, 2001; an unrealized loss of $8.9 million for the year ended December 31, 2000).

15.      FINANCIAL INSTRUMENTS

[a]      Fair Value

The methods and assumptions used to estimate the fair value of financial instruments are described below. Management has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, BANK INDEBTEDNESS, ACCOUNTS PAYABLE, CUSTOMER DEPOSITS AND ACCRUED LIABILITIES.

Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

The fair value of the Company's long-term debt and convertible subordinated notes, based on current rates for debt with similar terms and maturities, is not materially different from its carrying value.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


[b]      Credit Risk

The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade credit rating. Credit risk is further reduced by limiting the amount that is invested in any one government or corporation.

The Company, in the normal course of business, settles wagers for other racetracks and is thereby exposed to credit risk. However, these receivables are generally not a significant portion of the Company's total assets and are comprised of a large number of accounts.

[c]      Interest Rate Risk

The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on variable rate debt.

During the year ended December 31, 2002, the Company entered into an interest rate swap contract with a major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 6.0% on a notional amount of $55.7 million as at December 31, 2002, reduced by monthly amounts of $350 thousand until maturity. The maturity date of the contract is November 30, 2004.

Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all their derivative instruments at fair value. Gains or losses related to changes in fair value of derivative instruments designated as cash flow hedges are recorded in accumulated comprehensive income if certain hedge criteria are met, and recognized in the statement of operations along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company has designated its interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate debt agreement. Accordingly, gains and losses on the swap that are recorded in accumulated comprehensive income will be recorded in net income as net interest expense in the periods in which the related variable interest is paid.

The Company's interest rate swap is a payable of approximately $2.2 million at December 31, 2002, using current interest rates.

The Company expects to reclassify approximately $1.3 million before income taxes, or $0.8 million after income taxes, of the amount included in accumulated comprehensive income as of December 31, 2002, into net interest expense over the next twelve months.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


Otherwise, the Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

16.      SEGMENT INFORMATION

OPERATING SEGMENTS

         The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racing and real estate and other operations. The racing segment includes the operation or management of twelve thoroughbred racetracks, one standardbred racetrack, one greyhound track and three thoroughbred training centers. In addition, the racing segment includes off-track betting ("OTB") facilities and a national account wagering business. The real estate segment includes the operation of two golf courses and related recreational facilities, residential housing developments adjacent to our golf courses and other real estate holdings.

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


                                            Year ended December 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                                                                     Real Estate
                                                                      Racing           and Other
                                                                  Operations          Operations             Total
---------------------------------------------------------------------------------------------------------------------
Revenues                                                            $522,621             $26,600       $   549,221
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                             (22,903)                (87)          (22,990)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and write-downs                        413                 (87)              326
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset additions                      96,746              10,419           107,165
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Real estate properties, fixed and other assets, net                  980,720             101,115         1,081,835
Current assets                                                                                             162,867
Future tax assets                                                                                           12,103
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $1,256,805
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                            Year ended December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                                     Real Estate
                                                                      Racing           and Other
                                                                  Operations          Operations             Total
---------------------------------------------------------------------------------------------------------------------
Revenues                                                            $459,411           $  59,650          $519,061
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             1,308              21,505            22,813
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset additions                      24,343              14,519            38,862
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Real estate properties, fixed and other assets, net                  611,798             142,544           754,342
Current assets                                                                                              96,257
Future tax assets                                                                                            7,174
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                              $857,773
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                            Year ended December 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                     Real Estate
                                                                      Racing           and Other
                                                                  Operations          Operations             Total
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Revenues                                                            $355,249           $  58,314          $413,563
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                     (3,863)              5,416             1,553
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed asset additions                      46,128               7,900            54,028
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Real estate properties, fixed and other assets, net                  522,096             163,730           685,826
Current assets                                                                                              86,820
Future tax assets                                                                                            8,393
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                              $781,039
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)



GEOGRAPHIC SEGMENTS

Revenues by geographic segment of the Company are as follows:

                                                                         Year ended December 31,
                                                                   2002               2001                2000
---------------------------------------------------------------------------------------------------------------------
United States                                                  $530,544           $463,958            $362,749
Canada                                                            7,718              3,393              24,545
Europe                                                           10,959             51,710              26,269
---------------------------------------------------------------------------------------------------------------------
                                                               $549,221           $519,061            $413,563
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

         Real estate properties, fixed and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

                                                                        Year ended December 31,
                                                                  2002                 2001              2000
---------------------------------------------------------------------------------------------------------------------
United States                                              $   914,834             $629,029          $539,047
Canada                                                          77,090               59,201            58,967
Europe                                                          89,911               66,112            87,812
---------------------------------------------------------------------------------------------------------------------
                                                            $1,081,835             $754,342          $685,826
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

17.      TRANSACTIONS WITH RELATED PARTIES

[a]   During the year ended December 31, 2002, the Company sold certain non-core real estate properties located in Canada, the United States and Europe to affiliates of Magna, an entity holding a controlling interest in the Company, for total proceeds of $42.4 million, for use in their automotive business. The gain on the sale of the properties of approximately $10.0 million, net of tax, is reported as a contribution to equity.

During the year ended December 31, 2001, the Company sold certain non-core real estate properties located in Milton, Ontario to Magna, for use in their automotive business, for total proceeds of approximately $12.4 million. The gain on the sale of the properties of approximately $6.0 million, net of tax, is reported as a contribution to equity.

During the year ended December 31, 2000, the Company sold approximately 24.5 acres of land located in Vaughan, Ontario to Magna, for use in their automotive business, for total proceeds of approximately $5.8 million. The gain on the sale of the property of approximately $1.4 million, net of tax, is reported as a contribution to equity.

[b]   During the year ended December 31, 2001, the Company entered into an access agreement with Magna for its use of the golf course and the clubhouse meeting, dining and other facilities in Aurora, Ontario. The agreement, which expires on December 31, 2003, unless renewed by mutual agreement of

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


the parties, stipulates an annual fee of $3.2 million (Cdn $5.0 million). During the years ended December 31, 2002 and 2001, $2.6 million and $2.7 million, respectively, have been recognized in real estate revenue related to this agreement.


[c]    Properties under and held for development includes $5.8 million which represents the book value of the remaining Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $5.8 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

[d]    During the year ended December 31, 2000, the Company completed the purchase from a company associated with members of the family of Mr. F. Stronach, the Chairman of the Board and a Director of the Company and the Chairman of the Board of Magna, including one family member who was an officer and director of the Company at the time, approximately 200 acres of land and improvements in Aurora, Ontario for a purchase price of approximately $11.0 million. This land is adjacent to land currently owned by Magna and other land subject to a conditional sale agreement between Magna and the Company. The purchase agreement for the land was originally entered into by Magna during the five-month period ended December 31, 1998, following review and approval by the unrelated members of the Magna Board of Directors. The purchase was completed in October 2000 after the satisfaction of certain conditions, including the registration of a Plan of Subdivision following the approval of the relevant government authorities. The rights to acquire this land and improvements, as well as golf course construction in progress funded by Magna, were transferred to the Company as part of the Reorganization.

During the year ended December 31, 2000, the Company sold to a company associated with members of the family of Mr. F. Stronach, including one family member who was an officer and director of the Company at the time, approximately three acres of land in Aurora, Ontario for a sale price of approximately $0.2 million.

[e]    The Company had granted a limited term option to Magna to reacquire a real estate property for a fixed price equal to its book value of 50 million Austrian Schillings ($2.3 million). This option was exercised during 2000.

[f]    Effective March 1, 1999, the Company began charging Magna an access fee for its use of the golf course and related facilities in Oberwaltersdorf, Austria. The agreement, which expires on March 1, 2004, unless renewed by mutual agreement of the parties, stipulates a yearly fee amounting to $2.6 million (Euros 2.5 million). During the years ended December 31, 2002, 2001 and 2000, $2.4 million, $2.2 million and $2.3 million, respectively, have been recognized in real estate revenue related to this fee.

The Company has granted Magna a right of first refusal to purchase the Company's two golf courses.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


[g]    One of the Company's subsidiaries has been named as a defendant in a class action brought in a United States District Court by various plaintiffs. The plaintiffs in this action claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II and certain property right claims. As a result of the Reorganization, the Company acquired the shares of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of these class action claims. An Austrian subsidiary of Magna has agreed to indemnify such subsidiary for any damages or expenses associated with this case.

[h]    A subsidiary of Magna has agreed to indemnify the Company in respect of environmental remediation costs and expenses relating to existing conditions at certain of the Company's Austrian real estate properties.

18.      COMMITMENTS AND CONTINGENCIES

[a]    The Company generates a substantial amount of its revenues from wagering activities and, therefore, it is subject to the risks inherent in the ownership and operation of a racetrack. These include, among others, the risks normally associated with changes in the general economic climate, trends in the gaming industry, including competition from other gaming institutions and state lottery commissions, and changes in tax laws and gaming laws.

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

[c]    The Company also has letters of credit issued with a financial institution of $3.6 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company.

[d]    The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. As of December 31, 2002, these indemnities amounted to $7.4 million with expiration dates through 2003.

[e]    At December 31, 2002, the Company had commitments under operating leases requiring minimum annual rental payments for the years ending December 31 as follows:

--------------------------------------------------------------------------------------------------------------------
  2003                                                                                                   $  3,859
  2004                                                                                                      3,054

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


  2005                                                                                                      2,192
  2006                                                                                                      1,256
  2007                                                                                                        438
--------------------------------------------------------------------------------------------------------------------
                                                                                                          $10,799
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2002, payments under these operating leases amounted to approximately $3.8 million (for the year ended December 31, 2001 - $3.6 million; for the year ended December 31, 2000 - $3.0 million). The Company also rents or leases certain totalisator equipment and services, for which the annual payments are contingent upon handle, live race days and other factors. The Company's rent expense relating to the totalisator equipment and services was $4.7 million for the year ended December 31, 2002 (for the year ended December 31, 2001 - $4.1 million; for the year ended December 31, 2000 - $2.5 million).

The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. Under the lease agreement, the Company made an initial payment of $4.0 million that is being amortized over the initial lease term. In addition to the initial payment, the Company is obligated to pay additional rent based on minimum annual rental payments ranging from $111 thousand to $133 thousand and one-half of one percent of the wagers made at the track in excess of $187 million during the racing season. The percentage rent was not applicable for the year ended December 31, 2002.

The Bay Meadows lease expires on December 31, 2003, subject to a further one year extension at the landlord's option.

[f]    In connection with its acquisition of a controlling interest in The
Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, has agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, $5.0 million by December 31, 2003, and $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and related facilities and operations.

[g]    Contractual commitments outstanding at December 31, 2002, which related to construction and development projects, amounted to approximately $17.5 million.

[h]    Completion of the acquisition of Flamboro Downs is subject to the receipt of regulatory approvals. The secured notes of $32.8 million, assumed by ORI on its acquisition of Flamboro Downs, have been guaranteed by the Company. In addition, the purchase and sale agreement stipulates that the purchase price may be increased by a maximum of $3.5 million (Cdn. $5.5 million), plus accrued interest, in the event that Flamboro Downs' agreement with the OLGC, with respect to the slot facility, is extended.

[i]    Although the Company is considering a major redevelopment of its
Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), it has deferred a decision on the project. Should it

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at December 31, 2002 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $22.2 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

19.      OTHER LONG-TERM LIABILITIES

Other long-term liabilities is comprised as follows:

                                                                                               December 31,
                                                                                            2002               2001
----------------------------------------------------------------------------------------------------------------------
Deferred initiation fees and other revenue                                                $5,871             $2,494
Fair value of interest rate swap (note 15(c))                                              2,177                  -
Pension liability                                                                            357                 82
----------------------------------------------------------------------------------------------------------------------
                                                                                          $8,405             $2,576
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

EMPLOYEE DEFINED BENEFIT PLANS

         The Company's Santa Anita Park racetrack has a pension plan that consists of a non-contributory defined benefit retirement plan for year-round employees who are at least 21 years of age, have one or more years of service, and are not covered by collective bargaining agreements. Plan assets consist of a group of annuity contracts with a life insurance company. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         The net periodic pension cost of the Company for the years ended December 31, 2002, 2001 and 2000 included the following components:

                                                                                  Years ended December 31,
                                                                             2002           2001               2000
----------------------------------------------------------------------------------------------------------------------
Components of net periodic pension cost:
Service cost                                                                $ 489          $ 361              $ 196
Interest cost on projected benefit obligation                                 679            556                588
Actual (return) loss on plan assets                                            64           (262)              (922)
Net amortization and deferral                                                (587)          (331)               348
----------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                                   $ 645          $ 324              $ 210
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

                                                                                Years ended December 31,
                                                                             2002           2001              2000
----------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year                               $10,790       $  9,198            $8,669
    Service cost                                                              489            361               196
    Interest cost                                                             679            556               588
    Benefits paid                                                            (543)          (582)             (537)
    Actuarial losses                                                          822          1,257               282
----------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                          12,237         10,790             9,198
----------------------------------------------------------------------------------------------------------------------

Change in plan assets:
    Fair value of plan assets at beginning of year                          9,298          9,142             8,287
    Actual return (loss) on plan assets                                       (64)           262               922
    Company contributions                                                     371            476               470
    Benefits paid                                                            (543)          (582)             (537)
----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                    9,062          9,298             9,142
----------------------------------------------------------------------------------------------------------------------

Funded status of plan (underfunded)                                        (3,175)        (1,492)              (56)
Unrecognized net (gain) loss                                                2,818          1,410              (178)
----------------------------------------------------------------------------------------------------------------------
Net pension liability                                                    $   (357)     $     (82)          $  (234)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                                                   Years ended December 31,
                                                                             2002            2001           2000
----------------------------------------------------------------------------------------------------------------------
Weighted average discount rate                                               6.0%           6.25%           7.0%
Weighted average rate of increase in compensation levels                     5.0%            5.0%           5.0%
Expected long-term rate of return                                            6.0%            7.5%           8.0%


         The measurement date and related assumptions for the funded status of the Company's retirement income plan are as of the end of the year.

         The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $3.9 million, $3.9 million and $3.8 million, respectively, for the years ended December 31, 2002, 2001 and 2000. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

         The Company offers various 401(k) plans (the "Plans") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the Plans. Discretionary matching contributions are determined each year by the Company. The Company contributed to the Plans $0.4 million in the year ended December 31, 2002, $0.4 million in the year ended December 31, 2001 and approximately $0.3 million in the year ended December 31, 2000.

LONG-TERM INCENTIVE PLAN

         The Company has a Long-term Incentive Plan (the "Plan") (adopted in
2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.9 million shares are available to be issued under the Plan, of which approximately 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and approximately 1.4 million are available for issuance pursuant to any other type of award under the Plan.

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

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         Information with respect to shares under option is as follows:

                                                        Shares Subject                          Weighted Average
                                                             to Option                            Exercise Price
                                        -------------------------------          --------------------------------
                                               2002            2001                    2002                 2001
-----------------------------------------------------------------------------------------------------------------
Balance, Beginning of Year                4,453,333       3,821,666                   $5.99                $6.31
Granted                                     947,500       1,250,000                    7.00                 5.17
Exercised                                   (18,000)        (15,000)                   4.88                 4.90
Forfeited                                   (21,000)       (603,333)                   5.37                 6.33
-----------------------------------------------------------------------------------------------------------------
Balance, End of Year                      5,361,833       4,453,333                   $6.18                $5.99
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

         Information regarding stock options outstanding is as follows:

                                                    Options Outstanding                       Options Exercisable
                                          ------------------------------        ----------------------------------
                                                 2002             2001                  2002                 2001
-----------------------------------------------------------------------------------------------------------------
Number                                          5,361,833     4,453,333                3,905,623        2,475,571
Weighted average exercise price                     $6.18         $5.99                    $6.18            $6.20
Weighted average remaining contractual
  life (years)                                        7.1           7.6                      6.6              7.1

         Pro-forma information regarding net income and earnings per share is required by SFAS 123, "Accounting and Disclosure of Stock-Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The average fair values of the stock option grants in 2002 were $3.41 (for the year ended December 31, 2001 - $2.90; for the year ended December 31, 2000 - $1.07). The fair value of stock option grants in 2002 was estimated at the date of grant using the following assumptions:

                                                                                   Years ended December 31,
                                                                                 2002            2001            2000
                                                                         ----------------------------------------------
Risk free interest rates                                                         3.0%            4.5%      5% to 5.5%
Dividend yields                                                                 0.77%              0%              0%
Volatility factors of expected market price of Class A Subordinate
Voting Stock                                                                    0.549           0.542           0.001
Weighted average expected life (years)                                           4.07            4.28            4.14

         The Black - Scholes option valuation model was developed for use in estimating the fair value of traded options that require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         The Company's SFAS 123 pro-forma net income (loss) and the related per share amounts are as follows:

                                                                         Years ended December 31,
                                                                 2002                 2001                 2000
---------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                              $(14,395)              $13,464               $  441
Pro-forma stock compensation expenses determined
under the fair value method, net of tax                       (3,009)               (2,815)                (213)
---------------------------------------------------------------------------------------------------------------------
Pro-forma net income (loss)                                 $(17,404)              $10,649               $  228
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
        Basic - as reported                                  $ (0.14)              $ 0.16                $ 0.01
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
        Basic - pro-forma                                    $ (0.17)              $ 0.13                $ 0.00
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
        Diluted - as reported                                $ (0.14)              $ 0.16                $ 0.01
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
        Diluted - pro-forma                                  $ (0.17)              $ 0.13                $ 0.00
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

20.      CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         The Company's accounting policies, as reflected in these consolidated financial statements, do not materially differ from Canadian generally accepted accounting principles ("Canadian GAAP") except for:

a) Under Canadian GAAP, the Company's convertible subordinated notes would be recorded in part as debt and in part as shareholders' equity, rather than entirely as debt as considered under U.S. GAAP.

Under Canadian GAAP, the convertible subordinated notes liability would decrease by $4.8 million, and other paid in capital, included in shareholders' equity, would increase by $7.6 million. In addition, the issue costs related to the notes of $2.8 million would be recorded in other assets and not netted within the liability amount.

b) Under Canadian GAAP, sale of land to a related party that owns less than 80% of the vendor's share capital, where the exchange amount is supported by independent evidence, is considered an income item rather than a contribution to equity as considered under U.S. GAAP.

c) Under Canadian GAAP there is no requirement to disclose comprehensive income
(loss).

MAGNA ENTERTAINMENT CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (all amounts in U.S. dollars unless otherwise noted and all tabular amounts
                    in thousands, except per share figures)


         The following table presents net income (loss) and earnings per share information following Canadian GAAP:

                                                                                   Years ended December 31,
                                                                              2002          2001            2000
----------------------------------------------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP                                           $(14,395)      $13,464           $ 441
Adjustments [net of related tax effects]
Interest expense on convertible
  subordinated notes resulting from
  amortization of discount on initial
  recognition of liability component (a)                                         (66)            -               -
Net gain on sale of real estate to a related party (b) (note 17)               9,992         5,938           1,352
----------------------------------------------------------------------------------------------------------------------
Net income (loss) under Canadian GAAP                                      $  (4,469)      $19,402          $1,793
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
        Basic                                                             $   (0.04)        $ 0.23           $0.02
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
        Diluted                                                           $   (0.04)        $ 0.23           $0.02
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
[AMOUNTS IN THOUSANDS, U.S. DOLLARS]

                                                                                COSTS
                                                                             CAPITALIZED                       GROSS AMOUNT AT WHICH
                                                         INITIAL COSTS TO   SUBSEQUENT TO    FOREIGN EXCHANGE    CARRIED AT CLOSE
                                                             COMPANY         ACQUISITION          IMPACT            OF PERIOD
                                                         -----------------  --------------   ----------------  ---------------------
                                                                  BUILDING         BUILDING          BUILDING             BUILDING
                                                                    AND              AND               AND                  AND
                                                ENCUM-            IMPROVE-         IMPROVE-          IMPROVE-             IMPROVE-
DESCRIPTION                                     BRANCE    LAND     MENTS   LAND     MENTS     LAND    MENTS     LAND        MENTS
-----------                                     ------    ----     -----   ----     -----     ----    -----     ----        -----
EXCESS REAL ESTATE
  Racing Operations
    Santa Anita Park (Arcadia, California,
    U.S.A.)                                        -     52,500       -        -      281        -       -     52,500         281
    Gulfstream Park (Hallandale, Florida,
    U.S.A.)                                        -     14,201       -        -        -        -       -     14,201           -
    Golden Gate Fields (Albany, California,
    U.S.A.)                                        -     14,323       -  (5,823)        -        -       -      8,500           -
    Lone Star Park ( Grand Prairie, Texas,
    U.S.A.)                                        -      4,245       -        -        -        -       -      4,245           -
    Maryland Jockey Club ( Baltimore, Maryland,
    U.S.A.)                                        -     10,900       -        -        -        -       -     10,900           -
    MEC Grundstucksentwicklungs GmbH
    (Niederoesterreich, Austria)                   -      9,974       -    1,050        -  (1,366)       -      9,658           -

REAL ESTATE HELD FOR DEVELOPMENT
  Racing Operations
    Dixon Downs (Dixon, California, U.S.A.)        -      6,584       -    2,210      742        -       -      8,794         742
    Ocala (Ocala, Florida, U.S.A.)                 -      7,227       -      390        -        -       -      7,617           -
    MEC Grundstucksentwicklungs GmbH
    (Niederoesterreich, Austria)                   -     11,475       -    1,207   29,634  (1,571)       -     11,111      29,634

  Real Estate Operations
    New York, U.S.A.                               -        725       -    1,961        -        -       -      2,686           -
    Ontario, Canada                                -      2,334       -    3,977        -    (511)       -      5,800           -
    Niederoesterreich, Austria                     -      6,804       -        -        -  (1,804)       -      5,000           -

NON-CORE REAL ESTATE
  Land
    Ontario, Canada                                -      2,559       -      216        -    (341)       -      2,434           -
    Kentucky, U.S.A.                               -      2,847       -    (236)        -        -       -      2,611           -
    Michigan, U.S.A.                               -      1,161       -      204        -        -       -      1,365           -
    Florida, U.S.A.                                -      1,918       -      410        -        -       -      2,328           -
  Commercial/Industrial Properties
    Oberoesterreich, Austria                       -      3,376   8,193  (3,516)  (8,563)      162     370         22           -
    Oberoesterreich, Austria                       -      2,024       -        -        -     (92)       -      1,932           -
  Residential Properties
    Niederoesterreich, Austria                     -         18   1,553        -       54      (1)    (65)         17       1,542
  Other                                            -         41       -        -        -      (4)       -         37           -
                                               -----    -------   -----    -----   ------  -------     ---    -------      ------
                                                   -    155,236   9,746    2,050   22,148  (5,528)     305    151,758      32,199
                                               -----    -------   -----    -----   ------  -------     ---    -------      ------
                                               -----    -------   -----    -----   ------  -------     ---    -------      ------


                                                  GROSS
                                                  AMOUNT
                                                 AT WHICH
                                                 CARRIED
                                                 AT CLOSE                                          LIFE ON WHICH
                                                 OF PERIOD                                         DEPRECIATION IN
                                                 ---------                                          LATEST INCOME
                                                             ACCUMULATED     DATE OF         DATE    STATEMENT IS
DESCRIPTION                                        TOTAL     DEPRECIATION  CONSTRUCTION    ACQUIRED    COMPUTED
-----------                                        -----     ------------  ------------    --------    --------
EXCESS REAL ESTATE
  Racing Operations
    Santa Anita Park (Arcadia, California,
    U.S.A.)                                       52,781           -           n/a           1998          n/a
    Gulfstream Park (Hallandale, Florida,
    U.S.A.)                                       14,201           -           n/a           1999          n/a
    Golden Gate Fields (Albany, California,
    U.S.A.)                                        8,500           -           n/a           1999          n/a
    Lone Star Park (Grand Prairie, Texas,
    U.S.A.)                                        4,245           -           n/a           2002          n/a
    Maryland Jockey Club (Baltimore, Maryland,
    U.S.A.)                                       10,900           -           n/a           2002          n/a
    MEC Grundstucksentwicklungs GmbH
    (Niederoesterreich, Austria)                   9,658           -           n/a           1996          n/a

REAL ESTATE HELD FOR DEVELOPMENT
  Racing Operations
    Dixon Downs (Dixon, California, U.S.A.)        9,536           -           n/a           2001          n/a
    Ocala (Ocala, Florida, U.S.A.)                 7,617           -           n/a           2002          n/a
    MEC Grundstucksentwicklungs GmbH
    (Niederoesterreich, Austria)                  40,745           -         Ongoing         1996          n/a

  Real Estate Operations
    New York, U.S.A.                               2,686           -           n/a           1998          n/a
    Ontario, Canada                                5,800           -           n/a           1997          n/a
    Niederoesterreich, Austria                     5,000           -           n/a           1994          n/a

NON-CORE REAL ESTATE
  Land
    Ontario, Canada                                2,434           -           n/a           1997          n/a
    Kentucky, U.S.A.                               2,611           -           n/a           1997          n/a
    Michigan, U.S.A.                               1,365           -           n/a           1996          n/a
    Florida, U.S.A.                                2,328           -           n/a           1994          n/a
  Commercial/Industrial Properties
    Oberoesterreich, Austria                          22           -           n/a           1998          n/a
    Oberoesterreich, Austria                       1,932           -           n/a           1998          n/a
  Residential Properties
    Niederoesterreich, Austria                     1,559       1,461           n/a           1998     23 years
  Other                                               37           -           n/a           1998          n/a
                                                 -------       -----
                                                 183,957       1,461
                                                 -------       -----
                                                 -------       -----


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management -- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," which Proxy Statement is being simultaneously filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board -- Directors' Compensation", "The Board of Directors and Committees of the Board -- Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement is being simultaneously filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Security Ownership", which Proxy Statement is being simultaneously filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "The Board of Directors and Committees of the Board -- Certain Relationships and Related Transactions", which Proxy Statement is being simultaneously filed with the Securities and Exchange Commission.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14 under the U.S. Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are adequate and effective.

         (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

         The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedule

        The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2002 are included in Part II,
Item 8 of this Report:

         Report of the Independent Auditors
         Consolidated Statements of Operations and Comprehensive Income (Loss) Consolidated Statements of Cash Flows Consolidated Balance Sheets Consolidated Statements of Changes in Shareholders' Equity Notes to the Consolidated Financial Statements Schedule III -- Real Estate and Accumulated Depreciation

(b)  Reports on Form 8-K

         We filed the following reports with the SEC on Form 8-K during the quarter ended December 31, 2002:

         On November 4, 2002, we filed a current report on Form 8-K reporting the issuance of a press release on October 31, 2002 that announced our unaudited financial results for the nine-month period ended September 30, 2002.

         On November 6, 2002, we filed a current report on Form 8-K reporting the issuance of a press release on October 23, 2002 announcing we had completed the acquisition of substantially all the assets and operations of Lone Star Park at Grand Prairie. The acquired assets include the rights under a long-term lease of Lone Star Park at Grand Prairie pursuant to a lease agreement with Grand Prairie Sports Development Corporation and a related purchase option exercisable at expiry in 2027. The purchase price, after adjustments, of approximately $100 million was satisfied by payment of approximately $81 million in cash and the assumption of certain liabilities, including the Lone Star capital lease obligation of approximately $19 million. The Company paid the purchase price primarily from cash on hand and partly through a draw on its credit facility with Bank of Montreal.

         On November 22, 2002, we filed a current report on Form 8-K reporting that, on November 13, 2002, the Maryland Racing Commission unanimously approved the acquisition by the Company of the controlling interest in Pimlico Race Course and Laurel Park, which operate under the trade name The Maryland Jockey Club. The proposed acquisition and its terms were first announced on July 15, 2002.

         On November 22, 2002, we filed a current report on Form 8-K reporting the issuance of a press release on November 19, 2002 announcing that we had entered into an agreement to sell $50 million aggregate principal amount of our 7 1/4% Convertible Subordinated Notes due December 15, 2009. The initial purchasers of the Convertible Notes were granted a 30-day option to purchase an additional $25 million in aggregate principal amount of additional Convertible Notes.

         On December 9, 2002, we filed a current report on Form 8-K reporting the issuance of a press release on December 2, 2002 announcing that we completed the previously announced sale of our Convertible Notes. The initial purchasers of the Convertible Notes, BMO Nesbitt Burns Corp. and CIBC World Markets Corp., exercised their option, in full, to purchase additional Convertible Notes, bringing the aggregate principal amount of the issue to $75 million.

         On December 12, 2002, we filed a current report on Form 8-K reporting that, on November 27, 2002, we completed the acquisition of a majority interest in Pimlico Race Course and Laurel Park, which operate under the trade name "The Maryland Jockey Club". We purchased an indirect 51% equity and voting interest in The Maryland Jockey Club of Baltimore City, Inc., the owner of Pimlico Race Course, a 51% voting interest and a 58% equity interest on a fully diluted basis in Laurel Racing Assoc., Inc., the general partner and manager of Laurel Racing Association Limited Partnership, the owner of Laurel Park, and the entire limited partnership interest in Laurel Racing Association Limited Partnership. The aggregate purchase price for all these interests was approximately $50.6 million in cash, subject to closing adjustments. In addition, we agreed to purchase options from the De Francis family to buy their voting and equity interests in The Maryland Jockey Club, which represent all of the minority interests, at any time during the period commencing 48 months and ending 60 months after the closing of the transaction. We also granted the De Francis family the right to sell such interests to us at any time during the first five years after the closing. In consideration for these options, we agreed to pay $18.4 million on the closing date and an additional $18.3 million upon exercise of the options, subject to an interest adjustment.

(c)  Exhibits

         Please refer to the exhibit index below.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2003.



                                         MAGNA ENTERTAINMENT CORP.

                                         By:   /s/  JIM MCALPINE
                                               -------------------------
                                                    Jim McAlpine
                                                    President and Chief
                                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                                  Date
--------------------------------------  ----------------------------------------------------   --------------------
                                        President and Chief Executive Officer and Director     March 27, 2003
           /s/Jim McAlpine              (Principal Executive Officer)
---------------------------------------
             Jim McAlpine


                                        Executive Vice-President and Chief Financial Officer   March 27, 2003
          /s/ Graham J. Orr             (Principal Financial Officer)
---------------------------------------
            Graham J. Orr


                                        Vice-President and Controller (Principal Accounting    March 27, 2003
        /s/ Douglas R. Tatters          Officer)
---------------------------------------
          Douglas R. Tatters


        /s/ Jerry D. Campbell           Director                                               March 27, 2003
---------------------------------------
          Jerry D. Campbell


         /s/ William G. Davis           Director                                               March 27, 2003
---------------------------------------
           William G. Davis


         /s/ Peter M. George            Director                                               March 27, 2003
---------------------------------------
           Peter M. George


         /s/ Louis E. Lataif            Director                                               March 27, 2003
---------------------------------------
           Louis E. Lataif



          /s/ F. Jack Liebau            Director                                               March 27, 2003
---------------------------------------
            F. Jack Liebau



Signature                               Title                                                  Date
--------------------------------------  ----------------------------------------------------   --------------------

         /s/ Edward C. Lumley           Director                                               March 27, 2003
---------------------------------------
           Edward C. Lumley


        /s/ William J. Menear           Director                                               March 27, 2003
---------------------------------------
          William J. Menear


          /s/ Gino Roncelli             Director                                               March 27, 2003
---------------------------------------
            Gino Roncelli

                                                                                               March 27, 2003
          /s/ Frank Stronach            Chairman and Director
---------------------------------------
            Frank Stronach
---------------------------------------

                                        As attorney-in-fact for the officers                   March 27, 2003
          /s/ Gary M. Cohn              and/or directors marked by an asterisk.
---------------------------------------
             Gary M. Cohn


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING MAGNA
      ENTERTAINMENT CORP.'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2002

I, Jim McAlpine, certify that:

1.   I have reviewed this annual report on Form 10-K of Magna Entertainment
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JIM MCALPINE
----------------
Jim McAlpine
President and Chief Executive Officer

     CERTIFICATION OF CHIEF FINANCIAL OFFICER REGARDING MAGNA ENTERTAINMENT
             CORP.'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2002



I, Graham J. Orr, certify that:

1.   I have reviewed this annual report on Form 10-K of Magna Entertainment
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ GRAHAM J. ORR
-----------------
Graham J. Orr
Executive Vice-President and Chief
Financial Officer

                                  EXHIBIT INDEX

The following documents are filed as part of this Registration Statement.


EXHIBIT NO.     DESCRIPTION OF DOCUMENT
3.1             Restated Certificate of Incorporation of Magna Entertainment
                Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16,
                2000.)

3.2 By-Laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16, 2000).

4.1             Form of Stock Certificate for Class A Subordinate Voting Stock
                (incorporated by reference to exhibit 4 of the registrant's
                Registration Statement on Form S-1 originally filed on January
                14, 2000 (File number 333-94791).

4.2             Indenture dated as of December 2, 2002, between Magna
                Entertainment Corp. and The Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due
                December 15, 2009. (incorporated by reference to exhibit 4.1 to registrant's registration statement on Form S-3 filed January
                31, 2003 (File number 333-102889)).

10.1            Stock Purchase Agreement dated as of June 30, 1999 between Magna
                Entertainment Corp. and Gulfstream Park Racing Association Inc.
                (incorporated by reference to exhibit 10.2 of the registrant's
                Registration Statement on Form S-1 originally filed on January
                14, 2000 (File number 333-94791))

10.2            Stock Purchase Agreement dated as of October 21, 1999 between
                Magna Entertainment Corp., The Edward J. DeBartolo Corporation and Oklahoma Racing LLC (incorporated by reference to exhibit
                10.3 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).

10.3            Stock Purchase Agreement dated as of November 5, 1999 between
                Magna Entertainment Corp. and Ladbroke Racing Corporation
                (incorporated by reference to exhibit 10.4 of the registrant's
                Registration Statement on Form S-1 originally filed on January
                14, 2000 (File number 333-94791)).

10.4 Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the exhibit 10.6 of the registrant's Registration
                Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).

10.5            Revolving Credit Agreement dated as of November 1, 2002 between
                Los Angeles Turf Club, Incorporated and Wells Fargo Bank,
                National Association.

10.6            Forbearance Agreement dated as of February 8, 2000 between Magna
                International Inc. and Magna Entertainment Corp. (incorporated by reference to the exhibit 10.8 of the registrant's
                Registration Statement on Form S-1 originally filed on January
                14, 2000 (File number 333-94791)).

10.7            Access Agreement dated as of March 1, 1999 between Magna
                International Inc. and Magna Liegenschaftsverwaltungs-GmbH
                (incorporated by reference to the exhibit 10.9 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).


EXHIBIT NO.     DESCRIPTION OF DOCUMENT
10.8            Magna Entertainment Corp. Long-Term Incentive Plan (incorporated by reference to exhibit 10.11 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9            Employment Agreement with Donald Amos dated August 3, 2000
                (incorporated by reference to exhibit 10.15 to registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 2000).

10.10           Employment Agreement with Graham J. Orr dated October 5, 2000
                (incorporated by reference to exhibit 10.16 to registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 2000).

10.11           Employment Agreement with Edward C. Hannah dated September 27,
                2001

10.12           Purchase Agreement dated as of August 25, 2000 between Magna
                Entertainment Corp., BMOC Acquisitions XIV, LLC and PaineWebber
                Real Estate Securities, Inc. (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed February 2,
                2001).

10.13           Lease dated as of November 17, 2000 between Bay Meadows
                Operating Company LLC and PW Acquisition IV, LLC (incorporated by reference to exhibit 10.20 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14           Amendment No. 1 to the Term Loan Credit Agreement dated as of
                November 15, 1999, between The Santa Anita Companies, Inc. and
                Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.21 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15           Amendment No. 2 to the Term Loan Credit Agreement dated as of
                November 15, 1999, between The Santa Anita Companies, Inc. and
                Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.22 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16           Amendment No. 3 to the Term Loan Credit Agreement dated as of
                November 1, 2001, between The Santa Anita Companies, Inc. and
                Wells Fargo Bank, National Association.

10.17           Stock Purchase Agreement dated as of December 21, 2000 among
                Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and
                Magna Entertainment Corp. (incorporated by reference to exhibit
                2 to registrant's Report on Form 8-K filed March 16, 2001)

10.18           Amendment No. 1, effective as of the Closing Date, to the Stock
                Purchase Agreement, dated as of December 21, 2000, among
                Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and
                Magna Entertainment Corp. (incorporated by reference to exhibit
                2.1 to registrant's Report on Form 8-K filed March 16, 2001)

10.19           Amending letter agreement dated March 28, 2001 to the Stock
                Purchase Agreement dated as of December 21, 2000, among Ladbroke
                Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna
                Entertainment Corp. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed March 16, 2001)

10.20           Preferred Access Agreement dated December 21, 2001 between Magna
                International Inc. and MEC Holdings (Canada) Inc. (incorporated by reference to exhibit 10.21 of the registrant's Amendment No.
                3 on Form S-1 filed on March 8, 2002 (File number 333-70520)).


EXHIBIT NO.     DESCRIPTION OF DOCUMENT
10.21           Stock Purchase Agreement dated June 27, 2001 between Magna
                Entertainment Corp. and Arthur L. McFadden (incorporated by reference to exhibit 10.22 of the registrant's Amendment No. 3 on Form S-1 filed on March 8, 2002 (File number 333-70520)).

10.22           Commercial Lease dated June 30, 2001 between Portland Meadows
                Management, LLC and MEC Oregon Racing, Inc. (incorporated by reference to exhibit 10.23 of the registrant's Amendment No. 3 on Form S-1 filed on March 8, 2002 (File number 333-70520)).

10.23           Asset Purchase Agreement dated as of March 6, 2002 among MEC
                Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development
                Corporation. (The Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit
                2 to registrant's Report on Form 8-K filed on November 6, 2002)

10.24           First Amendment to Asset Purchase Agreement among MEC Lone Star,
                L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of September 30, 2002. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on November
                6, 2002)

10.25           Second Amendment to Asset Purchase Agreement among MEC Lone
                Star, L.P., Lone Star Race Park, Ltd. and LSJC Development
                Corporation made as of October 23, 2002. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on November 6, 2002)

10.26           Employment Agreement with Peter Beresford dated July 18, 2002
                (incorporated by reference to exhibit 10 to the registrant's
                Form 10-Q for the Quarter ended September 30, 2002)

10.27           Stock Purchase Agreement dated July 15, 2002 by and among the
                Company, all the Stockholders of Laurel Racing Assoc., Inc., and
                Pimlico Racing Association, Inc., and Laurel Guida Group. (The
                Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on December 12, 2002).

10.28           Option Agreement dated November 27, 2002 by and among the
                Company, Joseph LLC, Karin LLC, Joseph A. De Francis and Karin
                M. De Francis. (Exhibit A to this Agreement has been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on December 12, 2002)

10.29 Amended and Restated Credit Agreement between the Company and the Bank of Montreal, et al, dated as of December 2, 2002.

10.30           Registration Rights Agreement among the Company, BMO Nesbitt
                Burns Corp. and CIBC World Markets Corp., dated as of December
                2, 2002.

12              Statement re: Computation of Earnings to Fixed Charges

21              Subsidiaries of the Registrant

23              Consent of Ernst & Young LLP.

99.1            Certification by the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.     DESCRIPTION OF DOCUMENT

99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.