Form 10-Q
period 2003-03-31
MAGNA ENTERTAINMENT CORP
filed 2003-05-14
CIK 1093273

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

                        COMMISSION FILE NUMBER: 000-30578
                                                ---------



                            MAGNA ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                       98-0208374
-------------------------------             ------------------------------------
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

                Yes   [X]                        No [  ]


The Registrant had 48,679,796 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of April 30, 2003.

                            MAGNA ENTERTAINMENT CORP.
                                    I N D E X


                                                                                                          PAGES
PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three month periods ended March 31, 2003 and 2002                               3

                  Condensed Consolidated Statements of Cash Flows for the three
                  month periods ended March 31, 2003 and 2002                                             4

                  Condensed Consolidated Balance Sheets at March 31, 2003 and
                  December 31, 2002                                                                       5

                  Notes to the Consolidated Financial Statements                                           6 - 11

    Item 2.       Management's Discussion and Analysis of Results of Operations and
                  Financial Position                                                                      12 - 17

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk                              17

    Item 4.       Controls and Procedures                                                                 17

PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                                                       17

    Item 2.       Changes in Securities and Use of Proceeds                                               17

    Item 3.       Defaults Upon Senior Securities                                                         18

    Item 4.       Submission of Matters to a Vote of Security Holders                                     18

    Item 5.       Other Information                                                                       18

    Item 6.       Exhibits and Reports on Form 8-K                                                        18

Signatures                                                                                                18

Certifications                                                                                            19 - 20

Exhibit Index                                                                                             21

Exhibits                                                                                                  22 - 31

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------
[UNAUDITED]
[U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES]

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        THREE MONTHS ENDED
                                                                                                              MARCH 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        2003             2002
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
Racing
  Gross wagering                                                                                    $238,674         $220,353
  Non-wagering                                                                                        27,804           23,675
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     266,478          244,028
-------------------------------------------------------------------------------------------------------------------------------
Real estate
  Sale of real estate                                                                                      -              637
  Rental and other                                                                                     3,637            4,134
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       3,637            4,771
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     270,115          248,799
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Racing
  Purses, awards and other                                                                           145,721          140,523
  Operating costs                                                                                     72,846           55,344
  General and administrative                                                                          15,759           10,633
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     234,326          206,500
-------------------------------------------------------------------------------------------------------------------------------
Real estate
  Cost of real estate sold                                                                                 -              287
  Operating costs                                                                                      1,993            2,924
  General and administrative                                                                             501              501
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       2,494            3,712
-------------------------------------------------------------------------------------------------------------------------------
Predevelopment and other costs                                                                         2,199            1,541
Depreciation and amortization                                                                          7,437            5,326
Interest expense, net                                                                                  2,284               67
Equity income                                                                                           (743)               -
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     247,997          217,146
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                            22,118           31,653
Income tax provision                                                                                   9,468           13,038
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            12,650           18,615
Other comprehensive income (loss)
  Foreign currency translation adjustment                                                              8,838             (659)
  Change in fair value of interest rate swap                                                              (5)               -
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                 $21,483          $17,956
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Earnings per share for Class A Subordinate Voting Stock, Class B Stock or
  Exchangeable Share:
      Basic                                                                                        $    0.12        $    0.22
      Diluted                                                                                      $    0.12        $    0.22
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Average number of shares of Class A Subordinate Voting Stock, Class B Stock and
  Exchangeable Shares outstanding during the period [in thousands]:
      Basic                                                                                          107,135           84,089
      Diluted                                                                                        116,027           85,546
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
[UNAUDITED]
[U.S. DOLLARS IN THOUSANDS]

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        THREE MONTHS ENDED
                                                                                                               MARCH 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        2003              2002
-------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR):

OPERATING ACTIVITIES
Net income                                                                                           $12,650           $18,615
Items not involving current cash flows                                                                 9,232             5,470
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      21,882            24,085
Changes in non-cash working capital                                                                    4,967            (3,136)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      26,849            20,949
-------------------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES
Real estate property and fixed asset additions                                                       (12,997)          (13,598)
Other asset disposals (additions)                                                                        820            (1,109)
Proceeds on disposal of real estate                                                                        -             1,198
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (12,177)          (13,509)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in bank indebtedness                                                                        (49,475)               -
Issuance of long-term debt                                                                            16,110                -
Repayment of long-term debt                                                                           (1,380)             (981)
Issuance of share capital                                                                                 29               251
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (34,716)             (730)
-------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
  and cash equivalents                                                                                 1,967               (67)
-------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents
  during the period                                                                                  (18,077)            6,643
Cash and cash equivalents, beginning of period                                                        87,681            39,212
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                             $69,604           $45,855
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
[UNAUDITED]
[U.S. DOLLARS AND SHARE AMOUNTS IN THOUSANDS]

---------------------------------------------------------------------------------------------------------------------------------
                                                                                              MARCH 31,          DECEMBER 31,
                                                                                                   2003                2002
---------------------------------------------------------------------------------------------------------------------------------
                                                             ASSETS
---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $     69,604           $     87,681
   Restricted cash                                                                              25,256                 18,692
   Accounts receivable                                                                          58,364                 46,138
   Income taxes receivable                                                                           -                  2,262
   Prepaid expenses and other                                                                   13,487                  8,094
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               166,711                162,867
---------------------------------------------------------------------------------------------------------------------------------
Real estate properties and fixed assets, net                                                   765,779                752,130
---------------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                              328,367                329,705
---------------------------------------------------------------------------------------------------------------------------------
Future tax assets                                                                               12,129                 12,103
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          $  1,272,986           $  1,256,805
---------------------------------------------------------------------------------------------------------------------------------

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Bank indebtedness                                                                      $          -           $     49,475
   Accounts payable and other liabilities                                                      133,049                112,749
   Income taxes payable                                                                          5,582                      -
   Long-term debt due within one year                                                           15,256                 15,049
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               153,887                177,273
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                 132,783                117,801
---------------------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes                                                                  72,333                 72,233
---------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                      9,610                  8,405
---------------------------------------------------------------------------------------------------------------------------------
Future tax liabilities                                                                         161,815                160,191
---------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Capital stock issued and outstanding -
   Class A Subordinate Voting Stock
   (issued:  2003 - 48,680; 2002 - 48,648)                                                     317,028                316,855
   Class B Stock (issued:  2003 and 2002 - 58,466)                                             394,094                394,094
Contributed surplus                                                                             17,282                 17,282
Retained earnings (deficit)                                                                      9,729                 (2,921)
Accumulated comprehensive income (loss)                                                          4,425                 (4,408)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               742,558                720,902
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          $  1,272,986           $  1,256,805
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                            MAGNA ENTERTAINMENT CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. A disproportionate share of annual revenues and net income is earned in the first quarter of each year.

2. ACQUISITIONS AND PRO-FORMA IMPACT

   [a]   Acquisitions

         On October 23, 2002, the Company completed the acquisition of substantially all the operations and related assets of Lone Star Park at Grand Prairie. On November 27, 2002, the Company completed the acquisition of a controlling interest in the Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey Club". Both of these acquisitions are fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2002. As a result of the timing of these acquisitions, the results of the operations of these acquisitions are not included in the Company's results for the three months ended March 31, 2002.

         On October 18, 2002, the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, were acquired by Ontario Racing Inc. ("ORI"). ORI was a former subsidiary of the Company that, at March 31, 2003, was owned by an employee of the Company. The results of operations of ORI, which owns Flamboro Downs, have been accounted for under the equity method for the three months ended March 31, 2003, pending receipt of all necessary regulatory approvals which were received by April 16, 2003 (see note 8). This acquisition is fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2002. As a result of this transaction being completed subsequent to March 31, 2002, the results of operations of Flamboro Downs are not included in the Company's results for the three months ended March 31, 2002.

   [b]   Impact of Acquisitions

         The pro-forma impact of our 2002 acquisitions if they had occurred on January 1, 2002, is as follows (in thousands, except per share figures):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
         REVENUES                                                                        2003           2002
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------
         Revenues as reported                                                         $270,115        $248,799
         Restatement for acquisitions                                                        -          39,112
         --------------------------------------------------------------------------------------------------------------

         Pro-forma revenues                                                           $270,115        $287,911
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
         NET INCOME                                                                     2003              2002
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------
         Net income as reported                                                        $12,650         $18,615
         Restatement for acquisitions                                                        -          (2,793)
         --------------------------------------------------------------------------------------------------------------
         Pro-forma net income                                                          $12,650         $15,822
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------


                                                                                         THREE MONTHS ENDED
         BASIC AND DILUTED                                                                     MARCH 31,
         EARNINGS PER SHARE                                                             2003              2002
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------
         Earnings per share as reported
              Basic and Diluted                                                         $0.12            $0.22
         Restatement for acquisitions
              Basic                                                                          -           (0.03)
              Diluted                                                                        -           (0.04)
         --------------------------------------------------------------------------------------------------------------

         Pro-forma earnings per share
              Basic                                                                     $0.12            $0.19
              Diluted                                                                   $0.12            $0.18
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------

3. LONG-TERM DEBT

    During the three months ended March 31, 2003, the Company received proceeds of $16.1 million (Euros 15 million) from a loan obtained by a subsidiary. The loan bears interest at 4% per annum, with a maturity date of February 2007, and is secured by a pledge of land and a guarantee by the Company.

4. CAPITAL STOCK AND LONG-TERM INCENTIVE PLAN

[a]      Capital Stock

         Changes in Class A Subordinate Voting Stock and Class B Stock for the three months ended March 31, 2003 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

                                            Class A Subordinate
                                                Voting Stock            Class B Stock                Total
                                           ------------------------------------------------ ------------------------
                                           Number of      Stated     Number of   Stated     Number of      Stated
                                            Shares         Value      Shares      Value      Shares         Value

         -----------------------------------------------------------------------------------------------------------
         Issued and outstanding at
              December 31, 2002               48,648      $316,855    58,466   $394,094       107,114     $710,949
         Issued under the Long-term
              Incentive Plan                      26           144         -          -            26          144
         Issued on exercise of stock
              options                              6            29         -          -             6           29
         -----------------------------------------------------------------------------------------------------------
         Issued and outstanding at
              March 31, 2003                  48,680      $317,028    58,466   $394,094       107,146     $711,122
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------

   [b]   Long-term Incentive Plan

         The Company has a Long-term Incentive Plan (the "Plan") (adopted in
         2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.8 million shares are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended March 31, 2003, 31,965 shares were issued under the Plan, including 6,000 shares issued on the exercise of stock options.

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

         During the three months ended March 31, 2003, no stock options were granted, 6,000 stock options were exercised and no stock options were cancelled. At March 31, 2003, there were 5,355,833 options outstanding with the exercise price of the options ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.18 per share.

         There were 4,107,528 options exercisable at March 31, 2003 with a weighted average exercise price of $6.13 per share.

         Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation" provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require companies to recognize an expense for stock-based awards at their fair value on the date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25 which does not give rise to an expense) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

         There were no stock options granted during the three months ended March 31, 2003. For the three months ended March 31, 2002, 137,500 stock options were granted with an average fair value of $4.08 per option.

         The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       2003               2002
         --------------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------------
         Risk free interest rate                                                          N/A                 3.0%
         Dividend yield                                                                   N/A                 0.77%
         Volatility factor of expected market price of Class A
            Subordinate Voting Stock                                                      N/A                 0.549
         Weighted average expected life (years)                                           N/A                 4.07
         --------------------------------------------------------------------------------------------------------------------

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that require input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         The Company's SFAS 123 pro-forma net income and the related per share amounts are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       2003               2002
         --------------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------------

         Net income, as reported                                                      $12,650           $18,615
         Pro-forma stock compensation expense determined
            under the fair value method, net of tax                                      (867)             (696)
         --------------------------------------------------------------------------------------------------------------------

         Pro-forma net income                                                         $11,783           $17,919
         --------------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------------

         Earnings per share
            Basic - as reported                                                      $   0.12           $  0.22
            Basic - pro-forma                                                        $   0.11           $  0.21
         --------------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------------

            Diluted - as reported                                                    $   0.12           $  0.22
            Diluted - pro-forma                                                      $   0.11           $  0.21
         --------------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------------

5. EARNINGS PER SHARE

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  2003                             2002
    ----------------------------------------------------------------------------------------------------------------
                                                          Basic         Diluted            Basic           Diluted
    ----------------------------------------------------------------------------------------------------------------
    Net income                                        $  12,650       $  12,650         $ 18,615           $18,615
    Interest, net of related tax on
       7.25% convertible subordinated notes                   -             823                -                 -
    ----------------------------------------------------------------------------------------------------------------
                                                      $  12,650       $  13,473         $ 18,615           $18,615
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    Weighted Average Shares Outstanding:
       Class A Subordinate Voting Stock                  48,669          57,561           23,478            24,935
       Class B Stock                                     58,466          58,466           58,466            58,466
       Exchangeable Shares                                    -               -            2,145             2,145
    ----------------------------------------------------------------------------------------------------------------

                                                        107,135         116,027           84,089            85,546
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

    Earnings Per Share                               $     0.12       $     0.12        $    0.22         $    0.22
    ----------------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES

[a] In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, has agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations.

[b] In connection with its acquisition of a controlling interest in The Maryland Jockey Club, the Company has an obligation to pay $18.3 million on exercise of either the put or call options for the remaining interest in The Maryland Jockey Club. At March 31, 2003, this obligation has been reflected on the condensed consolidated balance sheet as long-term debt due after one year.

[c] At March 31, 2003, the secured notes of $32.8 million, assumed by ORI on its acquisition of Flamboro Downs, have been guaranteed by the Company. In addition, the purchase and sale agreement stipulates that the purchase price may be increased by a maximum of $3.7 million (Cdn. $5.5 million), plus accrued interest, in the event that Flamboro Downs' agreement with the Ontario Lottery and Gaming Corporation, with respect to the slot facility, is extended.

[d] Although the Company is considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), it has deferred a decision on the project at the present time. Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at March 31, 2003 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $21.9 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

7.  SEGMENT INFORMATION

    The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racing operations and real estate and other operations. The racing segment includes the operation or management of eleven thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets, one greyhound track and three thoroughbred training centers. In addition, the racing segment includes off-track betting ("OTB") facilities, a national account wagering business and HorseRacing TV(TM). The real estate and other operations segment includes the operation of two golf courses and related facilities, residential housing developments adjacent to the golf courses and other real estate holdings.

    The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    The following summary presents key information by operating segment (in thousands):

                                         THREE MONTHS ENDED MARCH 31, 2003
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------
                                                                                       REAL ESTATE
                                                                         RACING         AND OTHER
                                                                       OPERATIONS       OPERATIONS         TOTAL
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------
    Revenues                                                          $    266,478     $     3,637      $    270,115
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------

    Income before income taxes                                        $     21,466     $       652      $     22,118
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------

    Real estate property and fixed asset additions                    $     12,785     $       212      $     12,997
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------



                                              THREE MONTHS ENDED MARCH 31, 2002
    ------------------------------------------------------------------------------------------------------------------
                                                                                       REAL ESTATE
                                                                         RACING         AND OTHER
                                                                       OPERATIONS       OPERATIONS         TOTAL
    ------------------------------------------------------------------------------------------------------------------

    Revenues                                                          $    244,028      $     4,771     $    248,799
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------

    Income before income taxes                                        $     30,223      $     1,430     $     31,653
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------

    Real estate property and fixed asset additions                    $     10,350      $     3,248     $     13,598
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------

8. SUBSEQUENT EVENTS

   [a] On April 16, 2003, having received all necessary regulatory approvals, the Company completed the acquisition of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs. The shares of ORI, the owner of Flamboro Downs Holdings Limited, were transferred back to the Company.

   [b] On April 30, 2003, the Company's senior, unsecured, revolving credit facility was reduced from $100.0 million to $50.0 million in accordance with the terms of the agreement dated December 2, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The following discussion of our results of operations and financial position should be read in conjunction with the unaudited consolidated financial statements included in this report.

OVERVIEW

         Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. On April 16, 2003, having received all necessary regulatory approvals, MEC completed the acquisition of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, Ontario. We currently operate or manage eleven thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet(TM), which permits customers to place wagers by telephone and over the Internet on horse races run at up to 70 racetracks in North America. MEC also owns and operates HorseRacing TV(TM), a television network focused exclusively on horse racing that we initially launched on the Racetrack Television Network ("RTN") in 2002. HorseRacing TV(TM) is currently carried on cable systems in eight states, with over one million subscribers to date. We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HorseRacing TV(TM). RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. To support certain of our thoroughbred racetracks, we also own thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We have commenced development of a horse racetrack and gaming facility near Vienna, Austria.

SEASONALITY

         Our racetracks operate for prescribed periods each year. As a result, our racing revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our recent acquisitions, OTB network and account wagering initiatives evolve. Some time ago we set out to reduce our reliance on winter racing by acquiring properties that operate at different times throughout the year. The acquisition of Lone Star Park at Grand Prairie and The Maryland Jockey Club late in 2002 give us significant new content in the second and fourth quarters. The costs of operating these facilities, which have reduced our earnings in the first quarter, should be more than offset by increased earnings in the periods when these tracks run their live race meets. These tracks and Flamboro Downs earned approximately $22.0 million in EBITDA for their owners in 2002, so we anticipate significant profits from these acquisitions for the balance of 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

RACING OPERATIONS

         In the three months ended March 31, 2003, we operated our racetracks for an additional 89 live race days as compared to the prior year period. The overall increase in live race days is primarily attributable to 61 live race days at Laurel Park, which was acquired in the fourth quarter of 2002, 22 additional live race days at Portland Meadows, as a result of the 2002 live race meet concluding early in order to permit construction of a storm water retention system, and eight additional live race days at Thistledown due to the earlier start of the 2003 live race meet. At our largest tracks, Santa Anita Park and Golden Gate Fields each had one extra live race day which were offset by two fewer live race days at Gulfstream Park as a result of the timing of their 2003 race meets.

         Set forth below is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters in 2003 with comparatives for 2002.

LIVE RACE DAYS

                                              AWARDED                AWARDED               AWARDED
                                 Q1             Q2         Q2          Q3          Q3        Q4          Q4       TOTAL      TOTAL
 LARGEST RACETRACKS         2003     2002      2003       2002        2003        2002      2003        2002     2003(1)      2002
 ------------------         ----     ----      ----       ----        ----        ----      ----        ----     -------      ----
 Santa Anita Park(2)         66        65         15         15         -           -          5          4          86         84
 Golden Gate Fields          66        65          -         -          -           -         39         38         105        103
 Bay Meadows                  -         -         55        55         23          24         26         26         104        105
 Gulfstream Park             72        74         17        16          -           -          -          -          89         90
 Lone Star Park(3)            -       N/A         60       N/A         10         N/A         33         15         103         15
 Laurel Park(4)              61       N/A          -       N/A         21         N/A         65         18         147         18
 Pimlico Race Course(4)       -       N/A         53       N/A         16         N/A          4          -          73          -
                            ---       ---        ---       ---        ---         ---        ---        ---         ---        ---
                            265       204        200        86         70          24        172        101         707        415
                            ---       ---        ---       ---        ---         ---        ---        ---         ---        ---
 OTHER RACETRACKS(5)

 Thistledown                 10         2         63        65         61          61         53         59         187        187
 Remington Park               -         1          3        33         44          30         35         41          82        105
 Great Lakes Downs            -         -         38        37         61          62         19         19         118        118
 The Meadows                 50        51         52        56         52          52         54         51         208        210
 Flamboro Downs(6)          N/A       N/A         55       N/A         65         N/A         71        N/A         191        N/A
 Portland Meadows            40        18         12         -          -            -        32         29          84         47
                            ---       ---        ---       ---        ---         ---        ---        ---       -----      -----
                            100        72        223       191        283         205        264        199         870        667
                            ---       ---        ---       ---        ---         ---        ---        ---       -----      -----
 TOTAL                      365       276        423       277        353         229        436        300       1,577      1,082
                            ---       ---        ---       ---        ---         ---        ---        ---       -----      -----
                            ---       ---        ---       ---        ---         ---        ---        ---       -----      -----

(1) Includes actual live race days for the first quarter of 2003 and awarded live race days for the remainder of 2003.
(2) Excludes The Oak Tree Meet, which is hosted by the Oak Tree Racing Association at Santa Anita Park.
(3) Excludes live race days prior to our acquisition of Lone Star Park at Grand Prairie on October 23, 2002.
(4) Excludes live race days prior to our acquisition of a controlling interest in the Pimlico Race Course and Laurel Park racetracks, which are operated under the trade name "The Maryland Jockey Club ("MJC")" on November 27, 2002.
(5) Excludes Colonial Downs, a racetrack owned by a third party whose racing operations are managed by MJC.
(6) Excludes live race days prior to our acquisition of Flamboro Downs on April 16, 2003.

         Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations, at OTB facilities and increasingly on our XpressBet(TM) account wagering system. There are also many other factors that have a significant impact on our racing revenues, which include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; the number of races and the average field size per race; our ability to attract the industry's top horses and trainers; inclement weather; and changes in the economy.

         Revenues from our racing operations were $266.5 million for the three months ended March 31, 2003, compared to $244.0 million in the 2002 comparable period, an increase of $22.5 million or 9.2%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club and Lone Star Park at Grand Prairie, which generated revenues in the three months ended March 31, 2003 of $24.0 million and $11.3 million, respectively, partially offset by reduced revenues due to lower average daily attendance and correspondingly decreased on-track wagering activity at most of our facilities. Also contributing to the decline was a generally weaker United States economy, the war in Iraq and severe winter weather experienced in the quarter, particularly in the northeast region of the United States where several of our facilities are located, which resulted in five canceled live race days at Laurel Park and many canceled simulcast signals.

         In the three months ended March 31, 2003, gross wagering revenues for our racing operations increased 8.3% to $238.7 million, compared to $220.4 million in the 2002 comparable period, primarily due to the acquisitions of The Maryland Jockey Club and Lone Star Park at Grand Prairie, partially offset by a change in the mix of handle and related revenues. Declines in average daily attendance, caused partially by the war in Iraq, severe winter weather and a generally weaker U.S. economy, resulted in lower volumes of on-track live and import handle and related revenues. The severe winter weather, particularly in the northeastern United States, resulted in significant numbers of cancelled live race days and race cards. It is difficult to quantify with precision the impact of these events, but we do know that they had a significantly negative impact on our first quarter earnings. These declines were partially offset by increases in export handle and related revenues at Gulfstream Park and Golden Gate Fields. Non-wagering revenues in the three months ended March 31, 2003 increased 17.4% to $27.8 million, compared to $23.7 million in the three months ended March 31, 2002, for reasons consistent with those noted for the increase in gross wagering revenues. As a percentage of gross wagering revenues, non-wagering revenues increased from 10.7% in the three months ended March 31, 2002 to 11.6% in the current year period as a result of sponsorship revenues earned on the Sunshine Millions(TM). Non-wagering revenues consist primarily of food and beverage sales, program sales, admissions income, parking revenues, sponsorship revenue and income from the rental of our facilities to other racing operators.

         Purses, awards and other increased to $145.7 million in the three months ended March 31, 2003 from $140.5 million in the comparable period in 2002 primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.8% in the three months ended March 31, 2002 to 61.1% in the three months ended March 31, 2003 primarily due to the mix of wagers made, the state the wagers were made in and the mix of on-track versus off-track wagering. Operating costs increased $17.5 million to $72.8 million in the three months ended March 31, 2003 from $55.3 million in the three months ended March 31, 2002. The increased operating costs included $15.5 million incurred by our acquisitions and new business units, including Lone Star Park at Grand Prairie, The Maryland Jockey Club, Palm Meadows and HorseRacing TV(TM) and additional rent expense incurred at our Bay Meadows facility of $0.7 million. Another factor contributing to higher operating costs in the quarter was the start-up costs of the inaugural Sunshine Millions(TM), thoroughbred racing's newest major event. As a percentage of total racing revenues, operating costs increased from 22.7% in the three months ended March 31, 2002 to 27.3% in the three months ended March 31, 2003. The increase in operating costs as a percentage of revenue was primarily the result of costs incurred by our recent acquisitions and new business units, which were not running live race meets or which were in start-up phase during the current quarter and additional rent incurred at our Bay Meadows facility.

         General and administrative expenses were $15.8 million in the three months ended March 31, 2003, compared to $10.6 million in the three months ended March 31, 2002. As a percentage of total racing revenues, general and administrative expenses increased from 4.4% in the three months ended March 31, 2002 to 5.9% in the three months ended March 31, 2003. The increased costs included $4.8 million of costs incurred by our recent acquisitions and new business units not included in the comparable prior year period.

REAL ESTATE OPERATIONS

         Revenues from real estate operations were $3.6 million in the three months ended March 31, 2003, compared to $4.8 million in the three months ended March 31, 2002. The decrease in revenues is primarily attributable to lower housing sales in our European housing operations and no sales of Non-Core Real Estate in the current quarter. In the three months ended March 31, 2002, there was one Non-Core Real Estate property sold, which generated revenues of $0.6 million and income before income taxes of $0.4 million.

PREDEVELOPMENT AND OTHER COSTS

         Predevelopment and other costs were $2.2 million in the three months ended March 31, 2003 compared to $1.5 million in the comparable prior year period. The increase in predevelopment and other costs in the current period is primarily due to costs of approximately $1.0 million incurred with respect to pursuing alternative gaming opportunities in states where we currently operate. Predevelopment and other costs represent the costs incurred on developmental initiatives undertaken to enhance our racing operations.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $2.1 million from $5.3 million in the three months ended March 31, 2002 to $7.4 million in the three months ended March 31, 2003, as a result of our recent acquisitions recording depreciation and amortization of $1.7 million and increased depreciation and amortization on recent fixed asset additions.

INTEREST INCOME AND EXPENSE

         Our net interest expense for the three months ended March 31, 2003 increased $2.2 million to $2.3 million from $0.1 million in the three months ended March 31, 2002. The higher net interest expense is attributable to the issuance of $75.0 million of convertible subordinated notes in December 2002 and higher levels of debt related to our acquisitions of The Maryland Jockey Club and Lone Star Park at Grand Prairie. In the three months ended March 31, 2003, $0.8 million of interest was capitalized with respect to projects in developmental stages, compared to $0.5 million in the comparable prior year period.

INCOME TAX PROVISION

         We recorded an income tax provision of $9.5 million on earnings before income taxes of $22.1 million in the three months ended March 31, 2003, compared to an income tax provision of $13.0 million on income before income taxes of $31.7 million in the three months ended March 31, 2002. Our effective income tax rate in the three months ended March 31, 2003 was 42.8%, compared to 41.2% in the 2002 comparable period, primarily due to certain tax losses for which we have not recorded the corresponding tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         Cash provided by operations before changes in non-cash working capital decreased $2.2 million in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease is attributable to a decrease in net income, partially offset by increases in depreciation and amortization, future income taxes and equity earnings. In the three months ended March 31, 2003, cash provided from non-cash working capital balances was $5.0 million.

INVESTMENT ACTIVITIES

         Cash used in investment activities in the three months ended March 31, 2003 was $12.2 million, including expenditures of $13.0 million on real estate property and fixed asset additions, offset by $0.8 million of net proceeds received on the disposal of other assets. Expenditures relating to real estate property and fixed asset additions for the three months ended March 31, 2003 were comprised of $4.5 million for the construction of our Palm Meadows training center, $2.2 million for our Austrian racetrack under development, maintenance capital improvements of $1.9 million, and $4.4 million of expenditures related to other racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and account wagering and television related activities. Cash used in investment activities in the three months ended March 31, 2002 was $13.5 million including investments of $13.6 million in real estate property and fixed asset additions and $1.1 million of other asset additions, partially offset by $1.2 million of proceeds received on the sale of non-core real estate.

FINANCING ACTIVITIES

         Cash used in financing activities was $34.7 million in the three months ended March 31, 2003. The Company's revolving credit facility of $49.5 million was repaid early in the quarter from proceeds on the sale of Non-Core Real Estate received late in 2002. The Company also reduced long-term debt by $1.4 million and received proceeds on new long-term debt incurred in Europe of $16.1 million. Cash used in financing activities was $0.7 million for the three months ended March 31, 2002 related to the repayment of long-term debt of $1.0 million, partially offset by the issuance of share capital of $0.3 million.

WORKING CAPITAL, CASH AND OTHER RESOURCES

         Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($41.5) million at March 31, 2003, compared to ($37.6) million at December 31, 2002. The decreased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to an increase in accounts payable and other accruals of $20.3 million and income taxes payable of $7.8 million, partially offset by an increase in restricted cash of $6.6 million, accounts receivable of $12.2 million and prepaid expenses and other of $5.4 million.

         Our credit agreement with respect to our senior, unsecured, revolving credit facility expires on October 10, 2003, but may be extended with the consent of both parties. Under the terms of the agreement, the amount available under the credit facility was reduced to $50.0 million on April 30, 2003. At March 31, 2003, we had no borrowings under this facility, but had issued letters of credit totaling $20.2 million which includes one letter of credit of $18.3 million required under the terms of The Maryland Jockey Club acquisition.

         On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, the Company granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At March 31, 2003, this obligation has been reflected on our balance sheet as long-term debt due after one year.

         At March 31, 2003, we had cash and cash equivalents of $69.6 million and total shareholders' equity of $742.6 million. At April 30, 2003, we also had unused and available credit facilities of approximately $39.8 million.

         We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate, and borrowings under our credit facilities described above will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. However, in order to complete our strategic growth programs, we will be required to seek additional debt and/or equity financing through public or private sources. If such additional financing is not available to us as needed or on terms acceptable to us, we may not be able to complete these programs.

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

         Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at March 31, 2003 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

         In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 6.0% on a notional amount of $54.6 million as at March 31, 2003. The maturity date of this contract is November 30, 2004.

    ACCOUNTING DEVELOPMENTS

         Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. In the three months ended March 31, 2003, there were no new accounting standards with delayed effective dates that impact our consolidated financial statements.

    FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements as defined by the U.S. Securities Act of 1933 and the U.S. Securities Exchange Act of 1934. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

         Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and our subsequent public filings.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference to the information contained in "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position - Qualitative and
Quantitative Disclosures About Market Risk" of this Quarterly Report.

ITEM 4.           CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Quarterly Report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the U.S. Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's current disclosure controls and procedures are adequate and effective.

         (b) Changes in internal controls. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

         The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

(A)      EXHIBITS

         See exhibit index on page 21.

(B)      REPORTS ON FORM 8-K


DATE                                ITEMS REPORTED AND FINANCIAL STATEMENTS FILED

November 27, 2002             The following financial statements were filed:
(amendment filed:
February 10, 2003)             (a)    Maryland Jockey Club Companies Audited Combined
                                      Financial Statements for the year ended December
                                      31, 2001 with Report of Independent Auditors;
                               (b)    Maryland Jockey Club Companies Unaudited
                                      Combined Financial Statements for the nine
                                      months ended September 30, 2002 and
                                      September 30, 2001;
                               (c)    Pro Forma Consolidated Statement of
                                      Operations and Comprehensive Income for
                                      the year ended December 31, 2001;
                               (d)    Pro Forma Consolidated Statement of
                                      Operations and Comprehensive Income for
                                      the nine months ended September 30, 2002;
                               (e)    Pro Forma Consolidated Balance Sheet as at
                                      September 30, 2002; and
                               (f)    Notes to the Pro Forma Consolidated Financial Statements.


February 21, 2003             Financial results of the Registrant for the fourth quarter and year ended
(filed February 25, 2003)     December 31, 2002.


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

                                     by:             /s/ GARY M. COHN
                                           -------------------------------------
                                           Gary M. Cohn, Vice-President, Special
                                           Projects and Secretary
Date:  May 14, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
       REGARDING MAGNA ENTERTAINMENT CORP.'S QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL PERIOD ENDED MARCH 31, 2003

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


Date:    May 14, 2003                      /s/ Jim McAlpine
                                           -------------------------------------
                                           Jim McAlpine
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
       REGARDING MAGNA ENTERTAINMENT CORP.'S QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL PERIOD ENDED MARCH 31, 2003

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


Date:    May 14, 2003                               /s/ Graham J. Orr
                                                    ----------------------------
                                                    Graham J. Orr
                                                    Executive Vice-President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


NUMBER             DESCRIPTION                                                                    PAGES

3.1                Restated Certificate of Incorporation of Magna Entertainment Corp.
                   (incorporated by reference to the corresponding exhibit number of the
                   Registrant's Report on Form 8-K filed on March 16, 2000)

3.2                By-laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on
                   Form 8-K filed on March 16, 2000)

4.1                Form of Stock Certificate for Class A Subordinate Voting Stock
                   (incorporated by reference to exhibit 4 of the Registrant's
                   Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))

4.2                Indenture dated as of December 2, 2002, between Magna
                   Entertainment Corp. and The Bank of New York, as trustee, including the form of 7 1/4% Convertible
                   Subordinated Notes due December 15, 2009
                   (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed
                   January 31, 2003 (File number 333-102889))

10.1               Loan Agreement dated January 24, 2003 between MEC                              *
                   Grundstucksentwicklungs GmbH and Osterreichische Lotterien
                   Gesellschaft m.b.H. (the Annexes to this Agreement have been omitted but will be furnished supplementally to the Commission upon request)

99.1               Certification by the Chief Executive Officer pursuant to 18 U.S.C.             *
                   Section 1350, as added by Section 906 of the Sarbanes-Oxley
                   Act of 2002

99.2               Certification by the Chief Financial Officer pursuant to 18 U.S.C.             *
                   Section 1350, as added by Section 906 of the Sarbanes-Oxley
                   Act of 2002
