Form 10-Q
period 2003-06-30
MAGNA ENTERTAINMENT CORP
filed 2003-08-14
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

Commission File Number:    000-30578

MAGNA ENTERTAINMENT CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0208374

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

337 Magna Drive, Aurora, Ontario L4G 7K1

(Address of principal executive offices, including zip code)

(905) 726-2462

(Registrant's telephone number, including area code)

N/A

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

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	☒	No	☐

The Registrant had 48,679,796 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of July 31, 2003.

MAGNA ENTERTAINMENT CORP.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Racing
Gross wagering	$145,500	$102,250	$384,174	$322,603
Non-wagering	37,364	16,071	65,168	39,746

	182,864	118,321	449,342	362,349

Real estate and other
Sale of real estate	—	6,104	—	6,741
Rental and other	5,403	3,743	9,040	7,877

	5,403	9,847	9,040	14,618

	188,267	128,168	458,382	376,967

Costs and expenses
Racing
Purses, awards and other	87,343	63,837	233,064	204,360
Operating costs	67,534	39,879	140,380	95,223
General and administrative	15,780	9,551	31,539	20,184

	170,657	113,267	404,983	319,767

Real estate and other
Cost of real estate sold	—	4,335	—	4,622
Operating costs	3,985	2,437	5,978	5,361
General and administrative	491	510	992	1,011

	4,476	7,282	6,970	10,994

Predevelopment and other costs	2,406	83	4,605	1,624
Depreciation and amortization	7,797	5,944	15,234	11,270
Interest expense (income), net	2,498	(253)	4,782	(186)
Equity income	(249)	—	(992)	—

	187,585	126,323	435,582	343,469

Income before income taxes	682	1,845	22,800	33,498
Income tax provision (benefit)	(129)	763	9,339	13,801

Net income	811	1,082	13,461	19,697
Other comprehensive income
Foreign currency translation adjustment	14,908	13,758	23,746	13,099
Change in fair value of interest rate swap	114	—	109	—

Comprehensive income	$15,833	$14,840	$37,316	$32,796

Earnings per share for Class A Subordinate Voting Stock, Class B Stock or Exchangeable Shares:
Basic	$0.01	$0.01	$0.13	$0.21
Diluted	$0.01	$0.01	$0.13	$0.21

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the period (in thousands):
Basic	107,146	104,573	107,140	94,391
Diluted	120,592	105,526	118,309	95,596

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cash provided from (used for):
OPERATING ACTIVITIES
Net income	$811	$1,082	$13,461	$19,697
Items not involving current cash flows	6,572	6,105	15,804	11,575

	7,383	7,187	29,265	31,272
Changes in non-cash working capital	(7,552)	2,168	(2,585)	(968)

	(169)	9,355	26,680	30,304

INVESTMENT ACTIVITIES
Real estate property and fixed asset additions	(15,524)	(20,221)	(28,521)	(33,819)
Other asset additions	(12,558)	(1,925)	(11,738)	(3,034)
Proceeds on disposal of real estate	681	5,627	681	6,825

	(27,401)	(16,519)	(39,578)	(30,028)

FINANCING ACTIVITIES
Decrease in bank indebtedness	—	—	(49,475)	—
Issuance of long-term debt	—	—	16,110	—
Repayment of long-term debt	(8,013)	(7,579)	(9,393)	(8,560)
Issuance of share capital	—	142,113	29	142,364
Issuance of convertible subordinated notes	145,000	—	145,000	—

	136,987	134,534	102,271	133,804

Effect of exchange rate changes on cash and cash equivalents	3,850	3,495	5,817	3,428

Net increase in cash and cash equivalents during the period	113,267	130,865	95,190	137,508
Cash and cash equivalents, beginning of period	69,604	45,855	87,681	39,212

Cash and cash equivalents, end of period	$182,871	$176,720	$182,871	$176,720

5

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars and share amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$182,871	$87,681
Restricted cash	13,959	18,692
Accounts receivable	39,686	46,138
Income taxes receivable	—	2,262
Prepaid expenses and other	10,280	8,094

	246,796	162,867

Real estate properties and fixed assets, net	803,365	752,130

Other assets, net	378,474	329,705

Future tax assets	12,209	12,103

	$1,440,844	$1,256,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$—	$49,475
Accounts payable and other liabilities	90,603	112,749
Income taxes payable	2,738	—
Long-term debt due within one year	10,647	15,049

	103,988	177,273

Long-term debt	169,313	117,801

Convertible subordinated notes	217,493	72,233

Other long-term liabilities	10,570	8,405

Future tax liabilities	181,089	160,191

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock (issued: 2003 — 48,680; 2002 — 48,648)	317,028	316,855
Class B Stock (issued: 2003 and 2002 — 58,466)	394,094	394,094
Contributed surplus	17,282	17,282
Retained earnings (deficit)	10,540	(2,921)
Accumulated comprehensive income (loss)	19,447	(4,408)

	758,391	720,902

	$1,440,844	$1,256,805

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

        The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. A disproportionate share of annual revenues and net income is earned in the first quarter of each year.

2.     Acquisitions and Pro-Forma Impact

(a)   Acquisitions

  (i)
  On October 18, 2002, the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, were acquired by Ontario Racing Inc. ("ORI"). Flamboro Downs houses a gaming facility with 750 slot machines operated by the Ontario Lottery and Gaming Corporation ("OLGC"). ORI was owned by an employee of the Company. On April 16, 2003, the Company received all necessary regulatory approvals for the acquisition of Flamboro Downs, and accordingly the shares of ORI were transferred to the Company. The results of operations of ORI were accounted for under the equity method for the period from October 18, 2002 to April 16, 2003.

    The purchase price, net of cash, was approximately $55.9 million and was previously funded by the Company through a cash advance to ORI at October 18, 2002 of $23.1 million with the remainder satisfied by ongoing payments under secured notes of approximately $32.9 million. The secured notes are repayable in Canadian dollars. In addition, the purchase and sale agreement stipulates that the purchase price may be increased by a maximum of $4.1 million (Cdn. $5.5 million), plus accrued interest, in the event that Flamboro Downs' agreement with the OLGC, with respect to the slot facility, is extended.

    The purchase price of this acquisition has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital deficit	$(1,549)
Real estate properties and fixed assets	16,494
Other assets	56,224
Future taxes	(15,259)

Net assets acquired and total purchase price, net of cash acquired	$55,910

The purchase consideration for this acquisition is as follows:
Cash	$23,055
Issuance of secured notes	32,855

$55,910

  (ii)
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

  (iii)
  The purchase price and related allocations for these acquisitions are preliminary. Adjustments to the purchase price and related preliminary allocations may occur as a result of obtaining more information regarding asset valuations, liabilities assumed, purchase price adjustments pursuant to the purchase price agreements, and revisions of preliminary estimates of fair values made at the date of purchase.

  (iv)
  As a result of the timing of these acquisitions, the results of the operations of these acquisitions are not included in the Company's results for the three and six month periods ended June 30, 2002.

(b)   Impact of Acquisitions

        The pro-forma impact of our 2002 and 2003 acquisitions if they had occurred on January 1, 2002, is as follows (in thousands, except per share figures):

	Three months ended June 30,
			Six months ended June 30,
Revenues
	2003	2002	2003	2002
Revenues as reported	$188,267	$128,168	$458,382	$376,967
Impact of acquisitions	1,126	69,098	7,329	113,404

Pro-forma revenues	$189,393	$197,266	$465,711	$490,371

	Three months ended June 30,
			Six months ended June 30,
Net Income
	2003	2002	2003	2002
Net income as reported	$811	$1,082	$13,461	$19,697
Impact of acquisitions(i)	—	9,673	—	7,690

Pro-forma net income	$811	$10,755	$13,461	$27,387

	Three months ended June 30,
			Six months ended June 30,
Basic and Diluted Earnings per Share
	2003	2002	2003	2002
Earnings per share as reported
Basic and Diluted	$0.01	$0.01	$0.13	$0.21
Impact of acquisitions
Basic and Diluted	—	0.09	—	0.08

Pro-forma earnings per share
Basic and Diluted	$0.01	$0.10	$0.13	$0.29

(i)
There was no 2003 net income impact for the Flamboro Downs acquisition as the results of operations of ORI were accounted for under the equity method for the period January 1, 2003 to April 16, 2003.

3.     8.55% Convertible Subordinated Notes

  In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At June 30, 2003, all the notes remained outstanding.

  The Company incurred issue expenses of approximately $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

4.     Capital Stock and Long-term Incentive Plan

(a)   Capital Stock

  Changes in Class A Subordinate Voting Stock and Class B Stock for the six months ended June 30, 2003 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2002	48,648	$316,855	58,466	$394,094	107,114	$710,949
Issued under the Long-term Incentive Plan	26	144	—	—	26	144
Issued on exercise of stock options	6	29	—	—	6	29

Issued and outstanding at March 31, 2003 and June 30, 2003(i)	48,680	$317,028	58,466	$394,094	107,146	$711,122

(i)
There were no changes in either the Class A Subordinate Voting Stock or Class B Stock in the three months ended June 30, 2003.

(b)   Long-term Incentive Plan

  The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.8 million shares are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended June 30, 2003, no shares were issued under the Plan or on the exercise of stock options. During the six months ended June 30, 2003, 31,965 shares were issued under the Plan, including 6,000 shares issued on the exercise of stock options.

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

  During the three months ended June 30, 2003, 640,000 stock options were granted and 12,000 stock options were cancelled. During the three months ended March 31, 2003, 6,000 stock options were exercised. At June 30, 2003, there were 5,983,833 options outstanding with the exercise price of the options ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.26 per share.

  There were 4,272,194 options exercisable at June 30, 2003 with a weighted average exercise price of $6.15 per share.

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

  There were 640,000 stock options granted during the six months ended June 30, 2003 with an average fair value of $1.50 per option. In the three months ended March 31, 2003, no stock options were granted. For the six months ended June 30, 2002, 137,500 stock options were granted with an average fair value of $4.08 per option.

  The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Risk free interest rate	2.0%	N/A	2.0%	3.0%
Dividend yield	0.84%	N/A	0.84%	0.77%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.534	N/A	0.534	0.549
Weighted average expected life (years)	4.0	N/A	4.0	4.07

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

  The Company's SFAS 123 pro-forma net income and the related per share amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$811	$1,082	$13,461	$19,697
Pro-forma stock compensation expense determined under the fair value method, net of tax	(895)	(710)	(1,762)	(1,406)

Pro-forma net income (loss)	$(84)	$372	$11,699	$18,291

Earnings per share Basic — as reported	$0.01	$0.01	$0.13	$0.21
Basic — pro-forma	$0.00	$0.00	$0.11	$0.19

Diluted — as reported	$0.01	$0.01	$0.13	$0.21
Diluted — pro-forma	$0.00	$0.00	$0.11	$0.19

5.     Earnings per share

        The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$811	$811	$1,082	$1,082	$13,461	$13,461	$19,697	$19,697
Interest, net of related tax, on convertible subordinated notes	—	1,210	—	—	—	2,033	—	—

	$811	$2,021	$1,082	$1,082	$13,461	$15,494	$19,697	$19,697

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,680	62,126	44,198	45,151	48,674	59,843	33,980	35,185
Class B Stock	58,466	58,466	58,466	58,466	58,466	58,466	58,466	58,466
Exchangeable Shares	—	—	1,909	1,909	—	—	1,945	1,945

	107,146	120,592	104,573	105,526	107,140	118,309	94,391	95,596

Earnings Per Share	$0.01	$0.01	$0.01	$0.01	$0.13	$0.13	$0.21	$0.21

6.     Currency Translation Adjustment

  Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the three and six month periods ended June 30, 2003, the Company incurred unrealized currency translation gains of $14.9 million and $23.7 million respectively, primarily from the strengthening of the EURO and the Canadian dollar against the U.S. dollar.

7.     Commitments and Contingencies

  (a)
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

  (b)
  In connection with its acquisition of a controlling interest in The Maryland Jockey Club, the Company has an obligation to pay $18.3 million on exercise of either the put or call options for the remaining interest in The Maryland Jockey Club. At June 30, 2003, this obligation has been reflected on the condensed consolidated balance sheet as long-term debt due after one year.

  (c)
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

    If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at June 30, 2003 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $21.7 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

8.     Segment Information

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racing operations and real estate and other operations. The racing segment includes the operation or management of twelve thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets, one greyhound track and three thoroughbred training centers. In addition, the racing segment includes off-track betting ("OTB") facilities, a national account wagering business and HorseRacing TV™. The real estate and other operations segment includes the operation of two golf courses and related facilities, residential housing developments adjacent to the golf courses and other real estate holdings.

  The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2002.

  The following summary presents key information by operating segment (in thousands):

	Three months ended June 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$182,864	$5,403	$188,267

Income before income taxes	$420	$262	$682

Real estate property and fixed asset additions	$14,417	$1,107	$15,524

	Three months ended June 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$118,321	$9,847	$128,168

Income before income taxes	$66	$1,779	$1,845

Real estate property and fixed asset additions	$9,584	$10,637	$20,221

	Six months ended June 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$449,342	$9,040	$458,382

Income before income taxes	$21,886	$914	$22,800

Real estate property and fixed asset additions	$27,202	$1,319	$28,521

	Six months ended June 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$362,349	$14,618	$376,967

Income before income taxes	$30,289	$3,209	$33,498

Real estate property and fixed asset additions	$19,934	$13,885	$33,819

9.     Subsequent Event

  On July 7, 2003, our parent company, Magna International Inc. ("Magna"), announced that it proposes to spin off to its shareholders 100% of its wholly-owned subsidiary, MI Developments Inc. ("MID"). Upon completion of the proposed spin-off transactions, MID would own all of Magna's shareholdings in the Company, MID would become a new publicly-traded company and the Company would continue to operate as a separate public company, with its own board of directors and management team and with the Stronach Trust as its ultimate controlling shareholder. The proposed spin-off transactions are subject to the approval of Magna's shareholders at a special meeting of shareholders to be held on August 19, 2003.

13

Reconciliation of Non-GAAP to GAAP Financial Measures
(U.S. dollars in thousands)
(Unaudited)

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

	Three months ended June 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$420	$262	$682
Interest expense (income), net	2,573	(75)	2,498
Depreciation and amortization	7,057	740	7,797

EBITDA	$10,050	$927	$10,977

	Three months ended June 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$66	$1,779	$1,845
Interest expense (income), net	(245)	(8)	(253)
Depreciation and amortization	5,150	794	5,944

EBITDA	$4,971	$2,565	$7,536

	Six months ended June 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$21,886	$914	$22,800
Interest expense (income), net	5,043	(261)	4,782
Depreciation and amortization	13,817	1,417	15,234

EBITDA	$40,746	$2,070	$42,816

	Six months ended June 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$30,829	$3,209	$33,498
Interest expense (income), net	169	(895)	(186)
Depreciation and amortization	9,960	1,310	11,270

EBITDA	$40,958	$3,624	$44,582

Reconciliation of Non-GAAP to GAAP Financial Measures (continued)
(U.S. dollars in thousands, except per share figures)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues, Excluding the Sale of Non-Core Real Estate
Revenues, as reported	$188,267	$128,168	$458,382	$376,967
Sale of non-core real estate	—	6,104	—	6,741

Revenues, excluding the sale of non-core real estate	$188,267	$122,064	$458,382	$370,226

EBITDA, Excluding the Sale of Non-Core Real Estate
EBITDA	$10,977	$7,536	$42,816	$44,582
Sale of non-core real estate	—	(6,104)	—	(6,741)
Cost of non-core real estate sold	—	4,335	—	4,622

	—	(1,769)	—	(2,119)

EBITDA, excluding the sale of non-core real estate	$10,977	$5,767	$42,816	$42,463

Net Income, Excluding the Sale of Non-Core Real Estate
Net income, as reported	$811	$1,082	$13,461	$19,697
Net income relating to the sale of non-core real estate	—	1,037	—	1,246

Net income, excluding the sale of non-core real estate	$811	$45	$13,461	$18,451

Diluted Earnings Per Share, Excluding the Sale of Non-Core Real Estate
Diluted earnings per share, as reported	$0.01	$0.01	$0.13	$0.21
Diluted earnings per share relating to the sale of non-core real estate	—	0.01	—	0.02

Diluted earnings per share, excluding the sale of non-core real estate	$0.01	$—	$0.13	$0.19

Six months ended June 30, 2003
Operating costs as a percentage of racing revenues, excluding recent acquisitions and additional rent expense at Bay Meadows
Operating costs, as reported	$140,380
Operating costs for recent acquisitions	(39,400)
Additional rent expense at Bay Meadows	(1,400)

$99,580

Racing revenues, as reported	$449,342
Racing revenues for recent acquisitions	(107,300)

Racing revenues excluding recent acquisitions	$342,042

Operating costs as a percentage of racing revenues, excluding recent acquisitions and additional rent expense at Bay Meadows	29.1%

Six months ended June 30, 2003
General and administrative expenses as a percentage of racing revenues excluding recent acquisitions
General and administrative expenses, as reported	$31,539
General and administrative expenses for recent acquisitions	(8,400)

$23,139

General and administrative expenses as a percentage of racing revenues excluding recent acquisitions	6.8%

Please see Item 6 of MEC's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the reasons why management believes that these non-GAAP financial measures provide useful information to investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with the unaudited consolidated financial statements included in this report.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. On April 16, 2003, having received all necessary regulatory approvals, MEC completed the acquisition of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto. We currently operate or manage twelve thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races run at up to 70 racetracks in North America. MEC also owns and operates HorseRacing TV™, a television network focused exclusively on horse racing that we initially launched on the Racetrack Television Network ("RTN") in 2002. HorseRacing TV™ is currently carried on cable systems in nine states, with over one million subscribers to date. We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HorseRacing TV™. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. To support certain of our thoroughbred racetracks, we also own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area.

        We have commenced development of a horse racetrack and gaming facility near Vienna, Austria, which is scheduled to commence operation of its first live race meet in the second quarter of 2004. We have also applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have land under contract and plans to develop a new racetrack, subject to regulatory approvals and the completion of the real estate purchase. In addition, we are actively seeking a developer or strategic partner for the development of leisure and entertainment or retail-based real estate projects on the land surrounding, or adjacent to, certain of our premier racetracks.

Seasonality

        Our racetracks operate for prescribed periods each year. As a result, our racing revenues and operating results for any quarter will not be indicative of the revenues and operating results for the year. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter typically generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our recent acquisitions, OTB network and account wagering initiatives evolve. Some time ago we set out to reduce our reliance on winter racing by acquiring properties that operate at different times throughout the year. The acquisitions of Lone Star Park at Grand Prairie and The Maryland Jockey Club late in 2002 give us significant new content in the second and fourth quarters. In the second quarter of 2003, these acquisitions and Flamboro Downs contributed $14.6 million of EBITDA.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Racing operations

        In the six months ended June 30, 2003, we operated our largest racetracks for an additional 170 live race days compared to the prior year period. The overall increase in live race days at those racetracks is primarily attributable to 61 live race days at Laurel Park, 60 live race days at Lone Star Park at Grand Prairie and 48 live race days at Pimlico Race Course, which were all acquired in the fourth quarter of 2002. These live race days were supplemented by one extra live race day at each of Santa Anita Park and Golden Gate Fields offset by one fewer live race day at Gulfstream Park. Our other racetracks operated an additional 58 live race days in the six month period ended June 30, 2003, compared to the prior year period, primarily due to the acquisition of Flamboro Downs on April 16, 2003, which added 55 live race days to our racing calendar, 34 additional live race days at Portland Meadows as a result of the 2002 live race meet concluding early in order to permit construction of a storm water retention system, partially offset by a decrease of 31 live race days at Remington Park as a result of our desired reduction in race days.

        Set forth on the following page is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters in 2003 with comparatives for 2002.

LIVE RACE DAYS

Largest Racetracks	Q2 2003	Q2 2002	Q1 2003	Q1 2002	YTD 2003	YTD 2002	Awarded Q3 2003	Q3 2002	Awarded Q4 2003	Q4 2002	Total 2003(1)	Total 2002
Santa Anita Park(2)	15	15	66	65	81	80	—	—	5	4	86	84
Golden Gate Fields	—	—	66	65	66	65	—	—	39	38	105	103
Bay Meadows	55	55	—	—	55	55	23	24	26	26	104	105
Gulfstream Park	17	16	72	74	89	90	—	—	—	—	89	90
Lone Star Park(3)	60	N/A	—	N/A	60	N/A	10	N/A	33	15	103	15
Laurel Park(4)	—	N/A	61	N/A	61	N/A	21	N/A	65	18	147	18
Pimlico Race Course(4)	48	N/A	—	N/A	48	N/A	16	N/A	4	—	68	—

	195	86	265	204	460	290	70	24	172	101	702	415

Other Racetracks(5)
Thistledown	61	65	10	2	71	67	61	61	55	59	187	187
Remington Park	3	33	—	1	3	34	44	30	35	41	82	105
Great Lakes Downs	38	37	—	—	38	37	61	62	19	19	118	118
The Meadows	52	56	50	51	102	107	52	52	54	51	208	210
Flamboro Downs(6)	55	N/A	N/A	N/A	55	N/A	65	N/A	71	N/A	191	N/A
Portland Meadows	12	—	40	18	52	18	—	—	32	29	84	47

	221	191	100	72	321	263	283	205	266	199	870	667

TOTAL	416	277	365	276	781	553	353	229	438	300	1,572	1,082

(1)
Includes actual live race days for the first and second quarters of 2003 and awarded live race days for the remainder of 2003.

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

(5)
Excludes Colonial Downs and Maroñas, racetracks owned by third parties whose racing operations are managed by MJC and Lone Star Park at Grand Prairie, respectively.

(6)
Excludes live race days prior to our acquisition of Flamboro Downs on April 16, 2003.

        Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations, at OTB facilities and increasingly on our XpressBet™ account wagering system. There are also many other factors that have a significant impact on our racing revenues, which include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; the number of races and the average field size per race; our ability to attract the industry's top horses and trainers; inclement weather; and changes in the economy.

        Revenues from our racing operations were $449.3 million for the six months ended June 30, 2003, compared to $362.3 million in the 2002 comparable period, an increase of $87.0 million or 24.0%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, which generated revenues in the six months ended June 30, 2003 of $59.9 million, $41.6 million and $5.8 million, respectively, partially offset by reduced revenues due to lower average daily attendance and decreased on-track wagering activity at most of our facilities. Also contributing to the decline was a generally weaker United States economy and severe winter weather experienced earlier in the period, particularly in the northeast region of the United States where several of our facilities are located, which resulted in live race day and simulcast signal cancellations.

        In the six months ended June 30, 2003, gross wagering revenues from our racing operations increased 19.1% to $384.2 million, compared to $322.6 million in the 2002 comparable period, primarily due to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, partially offset by declines in average daily attendance which resulted in lower volumes of on-track live and import handle and related revenues. Non-wagering revenues in the six months ended June 30, 2003 increased 64.0% to $65.2 million, compared to $39.7 million in the six months ended June 30, 2002, primarily due to our acquisitions. As a percentage of gross wagering revenues, non-wagering revenues increased from 12.3% in the six months ended June 30, 2002 to 17.0% in the current year period primarily as a result of sponsorship revenues earned at Lone Star Park at Grand Prairie, The Maryland Jockey Club and on the Sunshine Millions™. Non-wagering revenues consist primarily of food and beverage sales, commissions from our Flamboro Downs slot facility, program sales, admissions revenue, parking revenues, sponsorship revenue and revenue from the rental of our facilities to other racing operators.

        Purses, awards and other increased to $233.1 million in the six months ended June 30, 2003 from $204.4 million in the comparable period in 2002 primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.3% in the six months ended June 30, 2002 to 60.7% in the six months ended June 30, 2003 primarily due to the mix of wagers made, the state the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs increased $45.2 million to $140.4 million in the six months ended June 30, 2003. The increased operating costs included $39.4 million incurred by our recent acquisitions, Lone Star Park at Grand Prairie, The Maryland Jockey Club and Flamboro Downs, and additional rent expense incurred at our Bay Meadows facility of $1.4 million. As a percentage of total racing revenues, operating costs increased from 26.3% in the six months ended June 30, 2002 to 31.2% in the six months ended June 30, 2003. The increase in operating costs as a percentage of revenue was primarily the result of costs incurred by our recent acquisitions for the periods in which they were not running live race meets during the current period and additional rent incurred at our Bay Meadows facility. Excluding these factors, operating costs as a percentage of total racing revenues were 29.1% for the six month period ended June 30, 2003. Another factor contributing to higher operating costs in the six months ended June 30, 2003 was start-up costs related to the inaugural running of the Sunshine Millions™, thoroughbred racing's newest major event.

        General and administrative expenses were $31.5 million in the six months ended June 30, 2003, compared to $20.2 million in the six months ended June 30, 2002. As a percentage of total racing revenues, general and administrative expenses increased from 5.6% in the six months ended June 30, 2002 to 7.0% in the six months ended June 30, 2003. The increased costs included $8.4 million of costs incurred by our recent acquisitions which were not included in the comparable prior year period and higher costs of the corporate head office. Excluding the recent acquisitions, general and administrative expenses as a percentage of total racing revenues were 6.8% for the six month period ended June 30, 2003.

Real estate and other operations

        Revenues from real estate and other operations were $9.0 million in the six months ended June 30, 2003, compared to $14.6 million in the six months ended June 30, 2002. The decrease in revenues is primarily attributable to no sales of Non-Core Real Estate in the current period, partially offset by increased revenues from our Magna Golf Club operations as a result of new members. In the six months ended June 30, 2002, there were two Non-Core Real Estate properties sold, which generated revenues of $6.7 million and income before income taxes of $2.1 million.

Predevelopment and other costs

        Predevelopment and other costs were $4.6 million in the six months ended June 30, 2003, compared to $1.6 million in the comparable prior year period. Predevelopment and other costs in the current period represent primarily costs of approximately $1.4 million incurred with respect to pursuing alternative gaming opportunities in states where we currently operate, an $0.8 million write-off of information technology costs which have been determined to have no future benefit, $0.7 million of disposal costs related to the excess real estate at Golden Gate Fields and $1.7 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $4.0 million to $15.2 million in the six months ended June 30, 2003, as a result of our recent acquisitions recording depreciation and amortization of $3.8 million and increased depreciation and amortization on recent fixed asset additions, partially offset by reductions of depreciation and amortization at tracks where we recorded a writedown of long-lived assets at December 31, 2002.

Interest income and expense

        Our net interest expense for the six months ended June 30, 2003 increased $5.0 million to $4.8 million from income of $0.2 million in the six months ended June 30, 2002. The higher net interest expense is attributable to the issuance of $75.0 million of convertible subordinated notes in December 2002, higher levels of long-term debt related to our acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, and the issuance of $150.0 million of convertible subordinated notes in June 2003. In the six months ended June 30, 2003, $2.3 million of interest was capitalized with respect to projects under development, compared to $1.1 million in the comparable prior year period.

Income tax provision

        We recorded an income tax provision of $9.3 million on earnings before income taxes of $22.8 million in the six months ended June 30, 2003, compared to an income tax provision of $13.8 million on income before income taxes of $33.5 million in the six months ended June 30, 2002. Our effective income tax rate in the six months ended June 30, 2003, adjusted for equity income, was 42.8%, compared to 41.2% in the 2002 comparable period, primarily due to the increase in non-deductible expenditures relative to lower income in the current period.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Racing operations

        Revenues from our racing operations were $182.9 million for the three months ended June 30, 2003, compared to $118.3 million in the 2002 comparable period, an increase of $64.5 million or 54.5%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, which generated revenues in the three months ended June 30, 2003 of $35.8 million, $30.3 million and $5.8 million, respectively, partially offset by reduced revenues due to lower average daily attendance and decreased on-track wagering activity at most of our facilities.

        In the three months ended June 30, 2003, gross wagering revenues from our racing operations increased 42.3% to $145.5 million, compared to $102.3 million in the 2002 comparable period, primarily due to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, partially offset by declines in average daily attendance which resulted in lower volumes of on-track live and import handle and related revenues. These declines were partially offset by increases in export handle and related revenues at Gulfstream Park and Thistledown. Non-wagering revenues in the three months ended June 30, 2003 increased 132.5% to $37.4 million, compared to $16.1 million in the three months ended June 30, 2002, and as a percentage of gross wagering revenues, increased from 15.7% in the three months ended June 30, 2002 to 25.7% in the current year period, primarily due to sponsorship revenues earned at The Maryland Jockey Club and Lone Star Park at Grand Prairie and food and beverage revenues earned at Lone Star Park at Grand Prairie, where these revenues as a percentage of gross wagering revenue are the highest in MEC.

        Purses, awards and other increased to $87.3 million in the three months ended June 30, 2003 from $63.8 million in the comparable period in 2002 primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenue, purses, awards and other decreased from 62.4% in the three months ended June 30, 2002 to 60.0% in the three months ended June 30, 2003 primarily due to the mix of wagers made, the state the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs increased $27.7 million to $67.5 million in the three months ended June 30, 2003. The increased operating costs included $25.7 million incurred by our recent acquisitions, Lone Star Park at Grand Prairie, The Maryland Jockey Club and Flamboro Downs, and additional rent expense incurred at our Bay Meadows facility of $0.7 million. As a percentage of total racing revenues, operating costs increased from 33.7% in the three months ended June 30, 2002 to 36.9% in the three months ended June 30, 2003. The increase in operating costs as a percentage of revenue was primarily the result of lower revenues at our existing racetracks, costs incurred by our new business units which were in start-up phase during the current quarter and additional rent incurred at our Bay Meadows facility.

        General and administrative expenses were $15.8 million in the three months ended June 30, 2003, compared to $9.6 million in the three months ended June 30, 2002. As a percentage of total racing revenues, general and administrative expenses increased from 8.1% in the three months ended June 30, 2002 to 8.6% in the three months ended June 30, 2003. The increased costs included $3.7 million of costs incurred by our recent acquisitions not included in the comparable prior year period and higher costs of the corporate head office.

Real estate and other operations

        Revenues from real estate and other operations were $5.4 million in the three months ended June 30, 2003, compared to $9.8 million in the three months ended June 30, 2002. The decrease in revenues is primarily attributable to no sales of Non-Core Real Estate in the current quarter, partially offset by increased revenues from our Magna Golf Club operations as a result of new members. In the three months ended June 30, 2002, there was one Non-Core Real Estate property sold, which generated revenues of $6.1 million and income before income taxes of $1.8 million.

Predevelopment and other costs

        Predevelopment and other costs were $2.4 million in the three months ended June 30, 2003, compared to $0.1 million in the comparable prior year period. The increase in predevelopment and other costs in the current period is primarily due to costs of approximately $0.4 million incurred with respect to pursuing alternative gaming opportunities in states where we currently operate, $0.8 million write-off of information technology costs which have been determined to have no future benefit, $0.7 million of disposal costs related to the excess real estate at Golden Gate Fields and $0.4 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.9 million to $7.8 million in the three months ended June 30, 2003, as a result of our recent acquisitions recording depreciation and amortization of $2.1 million and increased depreciation and amortization on recent fixed asset additions, partially offset by reductions of depreciation and amortization at tracks where we recorded a writedown of long-lived assets at December 31, 2002.

Interest income and expense

        Our net interest expense for the three months ended June 30, 2003 increased $2.8 million to $2.5 million from interest income of $0.3 million in the three months ended June 30, 2002. The higher net interest expense is attributable to the issuance of $75.0 million of convertible subordinated notes in December 2002, higher levels of long-term debt related to our acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, and the issuance of $150.0 million of convertible subordinated notes in June 2003. In the three months ended June 30, 2003, $1.5 million of interest was capitalized with respect to projects under development, compared to $0.6 million in the comparable prior year period.

Income tax provision

        We recorded an income tax recovery of $0.1 million on earnings before income taxes of $0.7 million in the three months ended June 30, 2003, compared to an income tax provision of $0.8 million on income before income taxes of $1.8 million in the three months ended June 30, 2002. The income tax recovery in the current quarter is due to certain tax losses for which we have now recorded the corresponding tax benefit.

Liquidity and Capital Resources

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased from $31.3 million in the six months ended June 30, 2002 to $29.3 million in the six months ended June 30, 2003. In the six months ended June 30, 2003, cash used in non-cash working capital balances was $2.6 million compared to cash used in non-cash working capital balances of $1.0 million in the six months ended June 30, 2002.

Investment activities

        Cash used in investment activities in the six months ended June 30, 2003 was $39.6 million, including expenditures of $28.5 million on real estate property and fixed asset additions and $11.7 million on other asset additions, partially offset by $0.7 million of net proceeds received on the disposal of fixed assets. Expenditures relating to real estate property and fixed asset additions for the six months ended June 30, 2003 were comprised of $8.1 million for the construction of our Palm Meadows training center, $6.8 million for our Austrian racetrack under development, maintenance capital improvements of $4.2 million, and $9.4 million of expenditures related to other racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and account wagering and television related activities. Expenditures on other asset additions represent primarily our acquisition of the master lease on the Portland Meadows racetrack and an interest in the Portland Meadows real estate. Cash used in investment activities in the six months ended June 30, 2002 was $30.0 million, including expenditures of $33.8 million on real estate property and fixed asset additions and $3.0 million on other asset additions, partially offset by $6.8 million of net proceeds received on the disposal of fixed assets.

Financing activities

        Cash provided by financing activities was $102.3 million in the six months ended June 30, 2003. The Company issued $150.0 million of 8.55% convertible subordinated notes in June 2003 which are due June 15, 2010 and received net proceeds of $145.0 million. The Company's revolving credit facility of $49.5 million was repaid early in the period from proceeds on the sale of Non-Core Real Estate received late in 2002. The Company also made repayments of long-term debt of $9.4 million and received proceeds on new long-term debt incurred in Europe of $16.1 million. Cash provided by financing activities was $133.8 million for the six months ended June 30, 2002 primarily due to the issuance of share capital for $142.4 million, partially offset by the repayment of long-term debt of $8.6 million.

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($29.4) million at June 30, 2003, compared to ($37.6) million at December 31, 2002. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to net reductions of current liabilities, primarily accounts payable and other liabilities of $17.2 million, partially offset by a net reduction of current assets of $9.0 million.

        Our $50.0 million credit agreement with respect to our senior, unsecured, revolving credit facility expires on October 10, 2003, but may be extended with the consent of both parties. At June 30, 2003, we had no borrowings under this facility, but had issued letters of credit totaling $20.6 million which includes one letter of credit of $18.3 million required under the terms of The Maryland Jockey Club acquisition.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, the Company granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At June 30, 2003, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        At June 30, 2003, we had cash and cash equivalents of $182.9 million and total shareholders' equity of $758.4 million.

        We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate, and borrowings under our credit facilities will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. However, in order to complete our strategic growth programs, we will be required to seek additional debt and/or equity financing through public or private sources. If such additional financing is not available to us as needed or on terms acceptable to us, we may not be able to complete these programs.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at June 30, 2003 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 6.0% on a notional amount of $53.6 million as at June 30, 2003. The maturity date of this contract is November 30, 2004.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. In the three months ended June 30, 2003, there were no new accounting standards with delayed effective dates that impact our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is incorporated by reference to the information contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Disclosures About Market Risk" of this Quarterly Report.

Item 4. Controls and Procedures

        Based on an evaluation carried out, as of June 30, 2003, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2003, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will suceed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, various routine claims incidental to our business are made against us. None of these claims has had, and we believe that none of the current claims, if successful, will have, a material adverse effect upon our business.

Item 2. Changes in Securities and Use of Proceeds

        On June 2, 2003, we completed the sale of $100 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010 (the "Notes"). On June 24, 2003, we completed the sale of an additional $50 million aggregate principal amount of the Notes. The initial purchaser of the Notes was Bank Austria Creditanstalt AG. For a description of the Notes, please read the section entitled "Description of the Notes" in the prospectus included in our registration statement on Form S-3 (File number 333-107368), filed with the SEC on July 25, 2003, which is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Registrant's 2003 Annual Meeting of Stockholders was held on April 30, 2003. Proxies were solicited by the Registrant's Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. Voting results for each nominee were as follows:

Nominee	Votes For	Abstain
Jerry D. Campbell	92,254,605	159,848
William G. Davis	92,289,990	124,463
Louis E. Lataif	92,289,560	124,893
F. Jack Liebau	92,290,033	124,420
Edward C. Lumley	92,290,010	124,443
Jim McAlpine	92,270,523	143,930
William J. Menear	92,289,560	124,893
Gino Roncelli	92,289,516	124,937
Frank Stronach	91,369,692	1,044,761

The proposal in respect of the ratification of the appointment by the Audit Committee of the Board of Directors of Ernst & Young, LLP, certified public accountants, as the Registrant's auditors for the fiscal year ending December 31, 2003 was approved by a majority of votes of the shares of the Registrant's Class A Subordinate Voting Stock and Class B Stock represented at the meeting: 84,321,802 shares were voted in favor of the proposal, 461,029 were voted against and 6,213 abstained.

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
3.2	By-laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
4.1
Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))
4.2
Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statment on Form S-3 filed January 25, 2003 (file number 333-102889))
4.3
Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
10.1	Promissory Note made by Ontario Racing Inc. in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002
10.2	Demand Debenture made by Flamboro Downs Holdings Limited in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002
10.3	Guarantee issued by Flamboro Downs Holdings Limited in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002
10.4	Guarantee issued by Magna Entertainment Corp. in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002
10.5	Employment Agreement with Roman Doroniuk dated as of March 28, 2003 and executed on May 9, 2003
10.6	Amended and Restated Credit Agreement between the Company and the Bank of Montreal, et al., dated as of June 2, 2003
10.7	Registration Rights Agreement between Magna Entertainment Corp. and Bank Austria Creditanstalt AG dated as of June 2, 2003
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        **In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the

U.S. Securities Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under such Act or the U.S. Securities Act of 1933, except to the extent that the Registrant specifically incorporates them by reference.

(b)   Reports on Form 8-K

Date	Items Reported and Financial Statements Filed
April 16, 2003 (filed April 24, 2003)	The completion of the previously announced purchase of the shares of Flamboro Downs Holdings Limited.
April 30, 2003 (filed May 1, 2003)	Financial results of the Registrant for the first quarter ended March 31, 2003.
May 20, 2003 (filed May 22, 2003)	Agreement to sell U.S.$100 million aggregate principal amount of 8.55% Convertible Subordinated Notes due June 15, 2010.
June 2, 2003 (filed June 3, 2003)	The completion of the sale of U.S.$100 million of 8.55% Convertible Subordinated Notes due June 15, 2010.
June 16, 2003 (filed June 18, 2003)
The exercise in full by the initial purchaser of the 8.55% Convertible Subordinated
Notes due June 15, 2010 ("Notes") of its option to purchase U.S.$50 million aggregate principal amount of additional Notes.
June 24, 2003 (filed June 24, 2003)	The completion of the sale of U.S.$50 million of 8.55% Convertible Subordinated Notes due June 15, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNA ENTERTAINMENT CORP. (Registrant)
By:	/s/ BLAKE TOHANA Blake Tohana, Executive Vice-President and Chief Financial Officer
By:	/s/ GARY M. COHN Gary M. Cohn, Vice-President, Special Projects and Secretary

Date: August 13, 2003

QuickLinks

MAGNA ENTERTAINMENT CORP. INDEX
PART I — FINANCIAL INFORMATION
MAGNA ENTERTAINMENT CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES