Form 10-Q
period 2003-09-30
MAGNA ENTERTAINMENT CORP
filed 2003-11-13
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT

Pursuant to Section 13 or 15(D) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2003

Commission File Number:    000-30578

MAGNA ENTERTAINMENT CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208374 (I.R.S. Employer Identification No.)
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

The Registrant had 48,679,796 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of October 31, 2003.

MAGNA ENTERTAINMENT CORP.
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Racing
Gross wagering	$75,893	$46,486	$460,067	$369,089
Non-wagering	22,063	11,842	87,231	51,588

	97,956	58,328	547,298	420,677

Real estate and other
Sale of real estate	—	1,725	—	8,466
Golf and other	6,519	5,380	15,559	13,257

	6,519	7,105	15,559	21,723

	104,475	65,433	562,857	442,400

Costs and expenses
Racing
Purses, awards and other	44,163	25,740	277,227	230,100
Operating costs	50,931	36,202	191,311	131,425
General and administrative	15,397	7,335	46,936	27,519

	110,491	69,277	515,474	389,044

Real estate and other
Cost of real estate sold	—	1,759	—	6,381
Operating costs	4,784	4,744	10,762	10,105
General and administrative	570	803	1,562	1,814

	5,354	7,306	12,324	18,300

Predevelopment and other costs	1,241	70	5,846	1,694
Depreciation and amortization	7,923	5,414	23,157	16,684
Interest expense (income), net	4,437	(121)	9,219	(307)
Equity income	(12)	—	(1,004)	—

	129,434	81,946	565,016	425,415

Income (loss) before income taxes	(24,959)	(16,513)	(2,159)	16,985
Income tax provision (benefit)	(9,562)	(6,771)	(223)	7,030

Net income (loss)	(15,397)	(9,742)	(1,936)	9,955
Other comprehensive income (loss)
Foreign currency translation adjustment	113	(3,462)	23,859	9,637
Change in fair value of interest rate swap	229	—	338	—

Comprehensive income (loss)	$(15,055)	$(13,204)	$22,261	$19,592

Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock or Exchangeable Shares:
Basic	$(0.14)	$(0.09)	$(0.02)	$0.10
Diluted	$(0.14)	$(0.09)	$(0.02)	$0.10

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the period (in thousands):
Basic	107,146	107,107	107,142	98,643
Diluted	137,259	107,128	124,626	99,453

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cash provided from (used for):
OPERATING ACTIVITIES
Net income (loss)	$(15,397)	$(9,742)	$(1,936)	$9,955
Items not involving current cash flows	6,440	2,643	22,244	14,218

	(8,957)	(7,099)	20,308	24,173
Changes in non-cash working capital	(8,492)	(4,089)	(11,077)	(5,057)

	(17,449)	(11,188)	9,231	19,116

INVESTMENT ACTIVITIES
Acquisition of business, net of cash	—	(594)	—	(594)
Real estate property and fixed asset additions	(25,813)	(38,003)	(54,334)	(71,822)
Other asset additions	(4,847)	(10,306)	(16,585)	(13,340)
Proceeds on disposal of real estate and fixed assets	880	2,284	1,561	9,109

	(29,780)	(46,619)	(69,358)	(76,647)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	4,696	—	(44,779)	—
Issuance of long-term debt	—	—	16,110	—
Repayment of long-term debt	(6,408)	(959)	(15,801)	(9,519)
Issuance of share capital	—	29	29	142,393
Issuance of convertible subordinated notes	—	—	145,000	—

	(1,712)	(930)	100,559	132,874

Effect of exchange rate changes on cash and cash equivalents	(131)	(231)	5,686	3,197

Net increase (decrease) in cash and cash equivalents during the period	(49,072)	(58,968)	46,118	78,540
Cash and cash equivalents, beginning of period	182,871	176,720	87,681	39,212

Cash and cash equivalents, end of period	$133,799	$117,752	$133,799	$117,752

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars and share amounts in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$133,799	$87,681
Restricted cash	21,085	18,692
Accounts receivable	36,908	46,138
Income taxes receivable	1,188	2,262
Prepaid expenses and other	13,077	8,094

	206,057	162,867

Real estate properties and fixed assets, net	820,803	752,130

Other assets, net	382,751	329,705

Future tax assets	12,841	12,103

	$1,422,452	$1,256,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$4,696	$49,475
Accounts payable and other liabilities	97,184	112,749
Long-term debt due within one year	10,684	15,049

	112,564	177,273

Long-term debt	162,700	117,801

Convertible subordinated notes	217,771	72,233

Other long-term liabilities	11,933	8,405

Future tax liabilities	174,148	160,191

Shareholders' equity:
Capital stock issued and outstanding — Class A Subordinate Voting Stock (issued: 2003 — 48,680; 2002 — 48,648)	317,028	316,855
Class B Stock (issued: 2003 and 2002 — 58,466)	394,094	394,094
Contributed surplus	17,282	17,282
Deficit	(4,857)	(2,921)
Accumulated comprehensive income (loss)	19,789	(4,408)

	743,336	720,902

	$1,422,452	$1,256,805

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

  The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. A disproportionate share of annual revenues and net income is earned in the first quarter of each year.

2.    Acquisitions and Pro-Forma Impact

  (a)
  Acquisitions

  (i)
  On August 22, 2003, the Company completed the acquisition of a 30% equity interest in AmTote International, Inc. ("AmTote") for a total cash purchase price, including transaction costs, of $4.2 million. The transaction is subject to a customary post-closing adjustment which will occur in the fourth quarter of 2003. AmTote is a leading provider of totalisator services to the North American pari-mutuel industry and has service contracts with over 70 North American racetracks and other wagering entities. The Company's 30% share of the results of operations of AmTote is accounted for under the equity method.

  (ii)
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

    (iii)
    On October 23, 2002, the Company completed the acquisition of substantially all the operations and related assets of Lone Star Park at Grand Prairie.

    (iv)
    On November 27, 2002, the Company completed the acquisition of a controlling interest in the Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey Club". Both of these acquisitions are fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2002.

    (v)
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

    (vi)
    As a result of the timing of these acquisitions, the results of the operations of these acquisitions are not included in the Company's results for the three and nine month periods ended September 30, 2002.

  (b)
  Impact of Acquisitions

    The pro-forma impact of our 2002 and 2003 acquisitions, excluding AmTote, if they had occurred on January 1, 2002, is as follows (in thousands, except per share figures):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Revenues as reported	$104,475	$65,433	$562,857	$442,400
Impact of acquisitions	—	43,565	7,329	156,969

Pro-forma revenues	$104,475	$108,998	$570,186	$599,369

Net Income (Loss)
Net income (loss) as reported	$(15,397)	$(9,742)	$(1,936)	$9,955
Impact of acquisitions(i)	—	(1,307)	—	6,383

Pro-forma net income (loss)	$(15,397)	$(11,049)	$(1,936)	$16,338

Basic and Diluted Earnings (Loss) per Share
Earnings (loss) per share as reported
Basic and Diluted	$(0.14)	$(0.09)	$(0.02)	$0.10
Impact of acquisitions
Basic	—	(0.01)	—	0.07
Diluted	—	(0.01)	—	0.06

Pro-forma earnings (loss) per share
Basic	$(0.14)	$(0.10)	$(0.02)	$0.17
Diluted	$(0.14)	$(0.10)	$(0.02)	$0.16

    (i)
    There was no 2003 net income impact for the Flamboro Downs acquisition as the results of operations of ORI were accounted for under the equity method for the period January 1, 2003 to April 16, 2003.

3.    Bank Indebtedness

  During the three months ended September 30, 2003, a subsidiary of the Company borrowed $4.7 million under a $10.0 million revolving credit loan facility to fund capital expenditures. The indebtedness under the facility is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain of its affiliates. The advances under the facility bear interest at either the U.S. Prime rate or the London Interbank Offering Rate ("LIBOR") plus 2.6%. The annual interest rate on September 30, 2003 applicable to the advances then outstanding was 3.7%.

4.    8.55% Convertible Subordinated Notes

  In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At September 30, 2003, all the notes remained outstanding.

  The Company incurred issue expenses of approximately $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

5.    Capital Stock and Long-term Incentive Plan

  (a)
  Capital Stock

    Changes in Class A Subordinate Voting Stock and Class B Stock for the nine months ended September 30, 2003 are shown in the following table (number of shares and stated value in the following table have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2002	48,648	$316,855	58,466	$394,094	107,114	$710,949
Issued under the Long-term Incentive Plan	26	144	—	—	26	144
Issued on exercise of stock options	6	29	—	—	6	29

Issued and outstanding at March 31, 2003, June 30, 2003 and September 30, 2003(i)	48,680	$317,028	58,466	$394,094	107,146	$711,122

    (i)
    There were no changes in the number of shares outstanding or the stated value of either the Class A Subordinate Voting Stock or Class B Stock during the three months ended September 30, 2003.

  (b)
  Long-term Incentive Plan

    The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.8 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended September 30, 2003, no shares were issued under the Plan or on the exercise of stock options. During the nine months ended September 30, 2003, 31,965 shares were issued under the Plan, including 6,000 shares issued on the exercise of stock options.

    The Company grants stock options to certain directors, officers, key employees and consultants to purchase shares of Class A Subordinate Voting Stock. All of such stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation in the events specified in the stock option agreements entered into by the Company with each recipient of options.

    During the three months ended September 30, 2003, no stock options were granted or exercised and 641,333 stock options were cancelled or expired. During the nine months ended September 30, 2003, 640,000 stock options were granted, 6,000 stock options were exercised and 653,333 stock options were cancelled or expired. At September 30, 2003, there were 5,342,500 stock options outstanding with exercise prices ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.20 per share.

    There were 3,939,477 stock options exercisable at September 30, 2003 with a weighted average exercise price of $6.08 per share.

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

    There were 640,000 stock options granted during the nine months ended September 30, 2003 with an average fair value of $1.50 per option. For the nine months ended September 30, 2002, 137,500 stock options were granted with an average fair value of $4.08 per option.

    The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine months ended September 30,
	2003	2002
Risk free interest rate	2.0%	3.0%
Dividend yield	0.84%	0.77%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.534	0.549
Weighted average expected life (years)	4.0	4.07

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

    The Company's SFAS 123 pro-forma net income (loss) and the related per share amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(15,397)	$(9,742)	$(1,936)	$9,955
Pro-forma stock compensation expense determined under the fair value method, net of tax	(303)	(711)	(2,065)	(2,117)

Pro-forma net income (loss)	$(15,700)	$(10,453)	$(4,001)	$7,838
Earnings (loss) per share
Basic — as reported	$(0.14)	$(0.09)	$(0.02)	$0.10
Basic — pro-forma	$(0.15)	$(0.10)	$(0.04)	$0.08

Diluted — as reported	$(0.14)	$(0.09)	$(0.02)	$0.10
Diluted — pro-forma	$(0.15)	$(0.10)	$(0.04)	$0.08

6.    Earnings (Loss) Per Share

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(15,397)	$(15,397)	$(9,742)	$(9,742)	$(1,936)	$(1,936)	$9,955	$9,955
Interest, net of related tax, on convertible subordinated notes	—	2,694	—	—	—	4,727	—	—

	$(15,397)	$(12,703)	$(9,742)	$(9,742)	$(1,936)	$2,791	$9,955	$9,955

Weighted Average Shares
Outstanding:
Class A Subordinate Voting Stock	48,680	78,793	46,801	46,822	48,676	66,160	38,213	39,023
Class B Stock	58,466	58,466	58,466	58,466	58,466	58,466	58,466	58,466
Exchangeable Shares	—	—	1,840	1,840	—	—	1,964	1,964

	107,146	137,259	107,107	107,128	107,142	124,626	98,643	99,453

Earnings (Loss) Per Share	$(0.14)	$(0.14)	$(0.09)	$(0.09)	$(0.02)	$(0.02)	$0.10	$0.10

7.    Currency Translation Adjustment

  Unrealized currency translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the three month and nine month periods ended September 30, 2003, the Company incurred unrealized currency translation gains of $0.1 million and $23.9 million respectively, primarily from the strengthening of the EURO and the Canadian dollar against the U.S. dollar.

8.    Commitments and Contingencies

  (a)
  In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, has agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. At September 30, 2003, MRI has spent $2.8 million and the remaining $2.2 million, which was required to be spent by August 31, 2003, was placed in an escrow account to be applied to future capital expenditures.

  (b)
  In connection with its acquisition of a controlling interest in The Maryland Jockey Club, the Company has an obligation to pay $18.3 million on exercise of either the put or call options for the remaining interest in The Maryland Jockey Club. At September 30, 2003, this obligation has been reflected on the condensed consolidated balance sheet as long-term debt due after one year.

  (c)
  As previously disclosed, the revenue sharing and operations agreement between The Maryland Jockey Club and the owner of Rosecroft Raceway is scheduled to expire on March 31, 2004. If this agreement is not renewed on comparable terms, there may be a material decline in the revenues of The Maryland Jockey Club that could materially adversely affect the Company's operating results. At this time, the Company is uncertain as to likelihood of a renewal of this agreement on comparable terms.

  (d)
  Although the Company is considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), it has deferred a decision on the project at the present time. Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at September 30, 2003 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $21.4 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

  (e)
  The lease of our Bay Meadows property is scheduled to expire on December 31, 2003, and discussions are currently underway with the landlord to extend the term of the lease. The Company is exploring alternative venues, including vacant land that has been purchased in Dixon, California for future development, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term. In October 2003, "Town Hall" meetings were held with the residents of the City of Dixon to review the proposed development, in stages, of "Dixon Downs", a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project, which is still in the early stages of planning, is subject to regulatory and other approvals. At this time, the Company is uncertain as to the likelihood of renewal of the Bay Meadows lease or the terms upon which such renewal may be achieved. If this lease is not renewed on comparable terms or at all, or an alternative venue arranged, the Company's operating results would be materially adversely affected.

  (f)
  The Company is currently in the process of performing annual impairment tests on goodwill and other intangible assets under SFAS 142, "Goodwill and Other Intangible Assets", and on long-lived assets under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Certain of our business operations have not met our business plan expectations, have experienced negative earnings before interest, income taxes, depreciation and amortization over the past several years, or have not previously been tested by us for impairment because they have just been acquired or recently commenced operations. Impairment tests will be conducted in the fourth quarter of 2003 after completion of our annual business planning process. The Company has not yet determined the impact, if any, of these tests on our consolidated financial statements.

9.    Segment Information

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racing operations and real estate and other operations. The racing segment includes the operation or management of twelve thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets, one greyhound track and three thoroughbred training centers. In addition, the racing segment includes off-track betting facilities, a national account wagering business and HorseRacing TV™. The real estate and other operations segment includes the operation of two golf courses and related facilities, residential housing developments adjacent to the golf courses and other real estate holdings.

  The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section in the Company's annual report on Form 10-K for the year ended December 31, 2002.

  The following summary presents key information by operating segment (in thousands):

Three months ended September 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$97,956	$6,519	$104,475

Income (loss) before income taxes	$(25,554)	$595	$(24,959)

Real estate property and fixed asset additions	$25,065	$748	$25,813

Three months ended September 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$58,328	$7,105	$65,433

Loss before income taxes	$(15,547)	$(966)	$(16,513)

Real estate property and fixed asset additions	$36,244	$1,759	$38,003

Nine months ended September 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$547,298	$15,559	$562,857

Income (loss) before income taxes	$(3,668)	$1,509	$(2,159)

Real estate property and fixed asset additions	$52,267	$2,067	$54,334

Nine months ended September 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$420,677	$21,723	$442,400

Income before income taxes	$14,742	$2,243	$16,985

Real estate property and fixed asset additions	$56,178	$15,644	$71,822

10.    MI Developments Transaction

  On August 19, 2003, the shareholders of our former parent company, Magna International Inc. ("Magna"), approved the spin off to its shareholders of its wholly-owned subsidiary, MI Developments Inc. ("MID"). As a result of the spin off transaction, which was effected on September 2, 2003, MID has acquired Magna's controlling interest in the Company. The Company and MID operate as separate public companies each having its own board of directors and management team.

11.    Subsequent Events

  (a)
  On October 10, 2003, the Company's $50.0 million credit agreement with respect to its senior, revolving credit facility was amended and extended for one year. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park. The credit agreement expires on October 8, 2004, unless extended with the consent of both parties.

    Loans under the credit facility bear interest at either the U.S. Base rate or LIBOR plus a margin based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. At September 30, 2003, there were no borrowings under this facility, but letters of credit of $21.2 million had been issued.

  (b)
  As announced in the Company's October 30, 2003 press release, the Company has undertaken a multi-part action plan aimed at improving its future financial results. One-time costs or write-offs associated with this action plan will be incurred in the fourth quarter of 2003. The amount of these costs or write-offs cannot be determined at this time.

RECONCILIATION OF NON-GAAP TO GAAP FINANCIAL MEASURES
(U.S. DOLLARS IN THOUSANDS)
(Unaudited)

  Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

Three months ended September 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Income (loss) before income taxes	$(25,554)	$595	$(24,959)
Interest expense (income), net	4,473	(36)	4,437
Depreciation and amortization	7,317	606	7,923

EBITDA	$(13,764)	$1,165	$(12,599)

Three months ended September 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Loss before income taxes	$(15,547)	$(966)	$(16,513)
Interest expense (income), net	(160)	39	(121)
Depreciation and amortization	4,688	726	5,414

EBITDA	$(11,019)	$(201)	$(11,220)

Nine months ended September 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
Income (loss) before income taxes	$(3,668)	$1,509	$(2,159)
Interest expense (income), net	9,516	(297)	9,219
Depreciation and amortization	21,134	2,023	23,157

EBITDA	$26,982	$3,235	$30,217

Nine months ended September 30, 2002
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$14,742	$2,243	$16,985
Interest expense (income), net	549	(856)	(307)
Depreciation and amortization	14,648	2,036	16,684

EBITDA	$29,939	$3,423	$33,362

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

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage twelve thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races run at up to 70 racetracks in North America. We also own and operate HorseRacing TV™, a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN") in 2002. HorseRacing TV™ is currently carried on cable systems in nine states, with over 1.2 million subscribers to date. We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HorseRacing TV™. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. On August 22, 2003, we acquired a 30% equity interest in AmTote International, Inc., a leading provider of totalisator services to the North American pari-mutuel industry. To support certain of our thoroughbred racetracks, we also own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area.

        We have commenced development of a horse racetrack and gaming facility near Vienna, Austria, which is scheduled to commence operation of its first live race meet in the second quarter of 2004. We are also developing a new service based near Vienna that will produce and broadcast simultaneous televised coverage of North American horse races and other racing content directly to racetracks and off-track wagering operations throughout Europe, which is scheduled to commence operations during the fourth quarter of 2003. We have also applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have plans to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MI Developments Inc. ("MID"), our parent company, purchased vacant land in Romulus, Michigan which may serve as the site of the proposed racetrack. We are currently discussing terms of a long-term lease on a portion of such land with MID. In addition, we are actively seeking a developer or strategic partner for the development of leisure and entertainment or retail-based real estate projects on the land surrounding, or adjacent to, certain of our premier racetracks. In addition to our racetracks, we own a significant real estate portfolio which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are currently underway in a number of states in which we operate, including Maryland, Michigan, Ohio, Oklahoma and Pennsylvania. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question.

        The lease of our Bay Meadows property is scheduled to expire on December 31, 2003, and discussions are currently underway with the landlord to extend the term of the lease. We are exploring alternative venues, including vacant land that we purchased in Dixon, California for future development, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term. In October 2003, we held "Town Hall" meetings with the residents of the City of Dixon to review the proposed development, in stages, of "Dixon Downs", a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project, which is still in the early stages of planning, is subject to regulatory and other approvals. At this time, we are uncertain as to the likelihood of renewal of the Bay Meadows lease or the terms upon which such renewal may be achieved. If this lease is not renewed on comparable terms or at all, or an alternative venue arranged, our operating results would be materially adversely affected.

        As previously disclosed, the revenue sharing and operations agreement between The Maryland Jockey Club and the owner of Rosecroft Raceway is scheduled to expire on March 31, 2004. If this agreement is not renewed on comparable terms, there may be a material decline in the revenues of The Maryland Jockey Club that could materially adversely affect our operating results. At this time, we are uncertain as to the likelihood of a renewal of this agreement on comparable terms.

        As previously disclosed, we have entered into an agreement to sell approximately 16 acres of excess real estate located at Golden Gate Fields to the East Bay Regional Park District, a California Special District. We are in the process of preparing the land for disposal and expect to complete the sale of this land during the fourth quarter of 2003.

        As announced in our October 30, 2003 press release, we have undertaken a multi-part action plan aimed at improving our future financial results. One-time costs or write-offs associated with this action plan will be incurred in the fourth quarter of 2003. The amount of these costs or write-offs cannot be determined at this time.

Seasonality

        Our racetracks operate for prescribed periods each year. As a result, our racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter typically generating the largest loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results. We expect the seasonality of our business to gradually diminish as our recent acquisitions, OTB network and account wagering initiatives evolve. Some time ago we set out to reduce our reliance on winter racing by acquiring properties that operate at different times throughout the year. The acquisitions of Lone Star Park at Grand Prairie and The Maryland Jockey Club late in 2002 give us significant new content in the second and fourth quarters. In the third quarter of 2003, these acquisitions and Flamboro Downs contributed $2.2 million of EBITDA.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Racing operations

        In the nine months ended September 30, 2003, we operated our largest racetracks for an additional 220 live race days compared to the prior year period. The overall increase in live race days at those racetracks is primarily attributable to our acquisition of The Maryland Jockey Club and Lone Star Park at Grand Prairie, which were acquired in the fourth quarter of 2002.

        Our other racetracks operated an additional 139 live race days in the nine month period ended September 30, 2003, compared to the prior year period, primarily due to the acquisition of Flamboro Downs on April 16, 2003, additional live race days at Portland Meadows as a result of the 2002 live race meet concluding early in order to permit construction of a storm water retention system, partially offset by a decrease of live race days at Remington Park as a result of our desired reduction in race days.

        Set forth below is a schedule of our actual live race days by racetrack for the first, second and third quarters and awarded live race days for the fourth quarter of 2003 with comparatives for 2002.

LIVE RACE DAYS

	Q3 2003	Q3 2002	Q2 2003	Q2 2002	Q1 2003	Q1 2002	YTD 2003	YTD 2002	Awarded Q4 2003	Q4 2002	Total 2003(1)	Total 2002
Largest Racetracks
Santa Anita Park(2)	—	—	15	15	66	65	81	80	5	4	86	84
Golden Gate Fields	—	—	—	—	66	65	66	65	39	38	105	103
Bay Meadows	24	24	55	55	—	—	79	79	26	26	105	105
Gulfstream Park	—	—	17	16	72	74	89	90	—	—	89	90
Lone Star Park(3)	10	N/A	60	N/A	—	N/A	70	N/A	33	15	103	15
Laurel Park(4)	22	N/A	—	N/A	61	N/A	83	N/A	65	18	148	18
Pimlico Race Course(4)	18	N/A	48	N/A	—	N/A	66	N/A	4	—	70	—

	74	24	195	86	265	204	534	314	172	101	706	415

Other Racetracks(5)
Thistledown	64	61	61	65	10	2	135	128	52	59	187	187
Remington Park	44	30	3	33	—	1	47	64	35	41	82	105
Great Lakes Downs	61	62	38	37	—	—	99	99	19	19	118	118
The Meadows	53	52	52	56	50	51	155	159	54	51	209	210
Flamboro Downs(6)	64	N/A	55	N/A	N/A	N/A	119	N/A	71	N/A	190	N/A
Portland Meadows	—	—	12	—	40	18	52	18	32	29	84	47

	286	205	221	191	100	72	607	468	263	199	870	667

TOTAL	360	229	416	277	365	276	1,141	782	435	300	1,576	1,082

(1)
Includes actual live race days for the first, second and third quarters of 2003 and awarded live race days for the fourth quarter of 2003.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 31 days in 2003 compared to 26 days in 2002.

(3)
Excludes live race days prior to our acquisition of Lone Star Park at Grand Prairie on October 23, 2002.

(4)
Excludes live race days prior to our acquisition of a controlling interest in the Pimlico Race Course and Laurel Park racetracks, which are operated under the trade name "The Maryland Jockey Club ("MJC")", on November 27, 2002.

(5)
Excludes Colonial Downs which is owned by a third party whose racing operations are managed by MJC.

(6)
Excludes live race days prior to our acquisition of Flamboro Downs on April 16, 2003.

        Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations, at OTB facilities and increasingly on account wagering systems, including XpressBet™. There are also many other factors that have a significant impact on our racing revenues, which include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; the number of races and the average field size per race; our ability to attract the industry's top horses and trainers; weather; and changes in the economy.

        Revenues from our racing operations were $547.3 million for the nine months ended September 30, 2003, compared to $420.7 million in the 2002 comparable period, an increase of $126.6 million or 30.1%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, which generated revenues in the nine months ended September 30, 2003 of $79.3 million, $56.0 million and $12.8 million, respectively, partially offset by reduced revenues due to lower average daily attendance and decreased on-track wagering activity at most of our other facilities. Also contributing to the decline was a generally weaker United States economy and severe weather experienced during the period, particularly in the northeast region of the United States where several of our facilities are located, which resulted in live race day and simulcast signal cancellations.

        In the nine months ended September 30, 2003, gross wagering revenues from our racing operations increased 24.6% to $460.1 million, compared to $369.1 million in the 2002 comparable period, primarily due to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, partially offset by declines in average daily attendance which resulted in lower volumes of on-track live and import handle and related revenues at most of our other facilities. Non-wagering revenues in the nine months ended September 30, 2003 increased 69.1% to $87.2 million, compared to $51.6 million in the nine months ended September 30, 2002, primarily due to our recent acquisitions. As a percentage of gross wagering revenues, non-wagering revenues increased from 14.0% in the nine months ended September 30, 2002 to 19.0% in the current year period primarily as a result of sponsorship revenues earned at Lone Star Park at Grand Prairie, The Maryland Jockey Club and on the Sunshine Millions™ and commissions earned from our Flamboro Downs slot facility. Non-wagering revenues consist primarily of food and beverage sales, commissions from our Flamboro Downs slot facility, program sales, admissions revenue, parking revenues, sponsorship revenues and revenues from the rental of our facilities to other racing operators.

        Purses, awards and other increased to $277.2 million in the nine months ended September 30, 2003 from $230.1 million in the comparable period in 2002 primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenues, purses, awards and other decreased from 62.3% in the nine months ended September 30, 2002 to 60.3% in the nine months ended September 30, 2003 primarily due to the mix of wagers made, the state the wagers were made in, the mix of on-track versus off-track wagering and purse subsidies received by one of our recent acquisitions which lowered their purse expense.

        Operating costs increased $59.9 million to $191.3 million in the nine months ended September 30, 2003. The increased operating costs included $55.7 million incurred by our recent acquisitions, The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, and additional rent expense incurred at our Bay Meadows facility of $2.2 million. As a percentage of total racing revenues, operating costs increased from 31.2% in the nine months ended September 30, 2002 to 35.0% in the nine months ended September 30, 2003. The increase in operating costs as a percentage of revenues was primarily the result of costs incurred by our recent acquisitions and additional rent incurred at our Bay Meadows facility. Excluding these factors, operating costs as a percentage of total racing revenues were 33.4% for the nine months ended September 30, 2003. Other factors contributing to higher operating costs in the nine months ended September 30, 2003 were start-up costs related to HorseRacing TV™, Palm Meadows and the inaugural running of the Sunshine Millions™.

        General and administrative expenses were $46.9 million in the nine months ended September 30, 2003, compared to $27.5 million in the nine months ended September 30, 2002. As a percentage of total racing revenues, general and administrative expenses increased from 6.5% in the nine months ended September 30, 2002 to 8.6% in the nine months ended September 30, 2003. The increased costs included $12.1 million of costs incurred by our recent acquisitions which were not included in the comparable prior year period and higher costs of the corporate head office.

Real estate and other operations

        Revenues from real estate and other operations were $15.6 million in the nine months ended September 30, 2003, compared to $21.7 million in the nine months ended September 30, 2002. The decrease in revenues is primarily attributable to no sales of Non-Core Real Estate in the current period, partially offset by increased revenues from our Magna Golf Club operations as a result of new members. In the nine months ended September 30, 2002, there were three Non-Core Real Estate properties sold, which generated revenues of $8.5 million and income before income taxes of $2.1 million.

Predevelopment and other costs

        Predevelopment and other costs were $5.8 million in the nine months ended September 30, 2003, compared to $1.7 million in the comparable prior year period. Predevelopment and other costs in the current period represent costs of approximately $2.4 million incurred with respect to pursuing alternative gaming opportunities in states where we currently operate, $0.8 million of information technology costs which have been determined to have no future benefit, $0.7 million of disposal costs related to the excess real estate at Golden Gate Fields and $1.9 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $6.5 million to $23.2 million in the nine months ended September 30, 2003, primarily as a result of our recent acquisitions recording depreciation and amortization of $6.0 million and increased depreciation and amortization on recent fixed asset additions.

Interest income and expense

        Our net interest expense for the nine months ended September 30, 2003 increased $9.5 million to $9.2 million from income of $0.3 million in the nine months ended September 30, 2002. The higher net interest expense is attributable to the issuance of $75.0 million of convertible subordinated notes in December 2002 and the issuance of $150.0 million of convertible subordinated notes in June 2003, as well as, higher levels of long-term debt related to our acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs. In the nine months ended September 30, 2003, $4.4 million of interest was capitalized with respect to projects under development, compared to $1.8 million in the comparable prior year period.

Income tax provision

        We recorded an income tax recovery of $0.2 million on losses before income taxes of $2.2 million in the nine months ended September 30, 2003, compared to an income tax provision of $7.0 million on income before income taxes of $17.0 million in the nine months ended September 30, 2002. Our effective income tax rate in the nine months ended September 30, 2003, adjusted for equity income, was 7.1%, compared to 41.4% in the 2002 comparable period, primarily due to the increase in non-deductible expenditures relative to lower income in the current period.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Racing operations

        Revenues from our racing operations were $98.0 million for the three months ended September 30, 2003, compared to $58.3 million in the 2002 comparable period, an increase of $39.7 million or 67.9%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, which generated revenues in the three months ended September 30, 2003 of $19.4 million, $14.4 million and $7.0 million, respectively, partially offset by reduced revenues due to lower average daily attendance and decreased on-track wagering activity at most of our other facilities.

        In the three months ended September 30, 2003, gross wagering revenues from our racing operations increased 63.3% to $75.9 million, compared to $46.5 million in the 2002 comparable period, primarily due to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, partially offset by declines in average daily attendance which resulted in lower volumes of import handle and related revenues at most of our other facilities. These declines were partially offset by increases in export handle and related revenues at Bay Meadows and Thistledown. Non-wagering revenues in the three months ended September 30, 2003 increased 86.3% to $22.1 million, compared to $11.8 million in the three months ended September 30, 2002, and as a percentage of gross wagering revenues, increased from 25.5% in the three months ended September 30, 2002 to 29.1% in the current year period, primarily due to commissions earned from our Flamboro Downs slot facility and food and beverage revenues earned at Lone Star Park at Grand Prairie, where these revenues as a percentage of gross wagering revenues are the highest in MEC.

        Purses, awards and other increased to $44.2 million in the three months ended September 30, 2003 from $25.7 million in the comparable period in 2002 primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenues, purses, awards and other increased from 55.4% in the three months ended September 30, 2002 to 58.2% in the three months ended September 30, 2003, primarily due to the mix of wagers made, the state the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs increased $14.7 million to $50.9 million in the three months ended September 30, 2003. The increased operating costs included $16.5 million incurred by our recent acquisitions, The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, and additional rent expense incurred at our Bay Meadows facility of $0.8 million offset by cost reductions at certain of our racetracks. As a percentage of total racing revenues, operating costs decreased from 62.1% in the three months ended September 30, 2002 to 52.0% in the three months ended September 30, 2003. Excluding the recent acquisitions and the additional rent expense incurred at our Bay Meadows facility, operating costs as a percentage of total racing revenues were 59.0% for the three months ended September 30, 2003.

        General and administrative expenses were $15.4 million in the three months ended September 30, 2003, compared to $7.3 million in the three months ended September 30, 2002. As a percentage of total racing revenues, general and administrative expenses increased from 12.6% in the three months ended September 30, 2002 to 15.7% in the three months ended September 30, 2003. The increased costs included $4.0 million of costs incurred by our recent acquisitions not included in the comparable prior year period and higher costs of the corporate head office.

Real estate and other operations

        Revenues from real estate and other operations were $6.5 million in the three months ended September 30, 2003, compared to $7.1 million in the three months ended September 30, 2002. The decrease in revenues is primarily attributable to no sales of Non-Core Real Estate in the current quarter, partially offset by increased revenues from our Magna Golf Club operations as a result of new members. In the three months ended September 30, 2002, there was one Non-Core Real Estate property sold, which generated revenues of $1.7 million and a marginal loss.

Predevelopment and other costs

        Predevelopment and other costs were $1.2 million in the three months ended September 30, 2003, compared to $0.1 million in the comparable prior year period. Predevelopment and other costs in the current period represent costs of approximately $1.0 million incurred with respect to pursuing alternative gaming opportunities in states where we currently operate and $0.2 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.5 million to $7.9 million in the three months ended September 30, 2003, primarily as a result of our recent acquisitions recording depreciation and amortization of $2.2 million and increased depreciation and amortization on recent fixed asset additions.

Interest income and expense

        Our net interest expense for the three months ended September 30, 2003 increased $4.5 million to $4.4 million from income of $0.1 million in the three months ended September 30, 2002. The higher net interest expense is attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003 and the issuance of $75.0 million of convertible subordinated notes in December 2002, as well as, higher levels of long-term debt related to our acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs. In the three months ended September 30, 2003, $2.1 million of interest was capitalized with respect to projects under development, compared to $0.7 million in the comparable prior year period.

Income tax provision

        We recorded an income tax recovery of $9.6 million on losses before income taxes of $25.0 million in the three months ended September 30, 2003, compared to an income tax recovery of $6.8 million on losses before income taxes of $16.5 million in the three months ended September 30, 2002. Our effective income tax rate in the three months ended September 30, 2003, adjusted for equity income, has decreased to 38.3% from 41.0% in the prior year period due to an increase in non-deductible expenditures relative to a larger loss in the current period compared to the prior year period.

Liquidity and Capital Resources

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased from $24.2 million in the nine months ended September 30, 2002 to $20.3 million in the nine months ended September 30, 2003. In the nine months ended September 30, 2003, cash used in non-cash working capital balances was $11.1 million compared to cash used in non-cash working capital balances of $5.1 million in the nine months ended September 30, 2002.

Investment activities

        Cash used in investment activities in the nine months ended September 30, 2003 was $69.4 million, including expenditures of $54.3 million on real estate property and fixed asset additions, $12.3 million on other asset additions and $4.2 million on our 30% equity investment in AmTote International, Inc., partially offset by $1.6 million of net proceeds received on the disposal of real estate and fixed assets. Expenditures relating to real estate property and fixed asset additions for the nine months ended September 30, 2003 were comprised of $15.3 million for our Austrian racetrack under development, $13.9 million for the construction of our Palm Meadows training center, maintenance capital improvements of $8.5 million, $3.0 million for the purchase of land adjacent to the Pimlico Race Course, $2.4 million for the construction of our horse bedding manufacturing facility, $1.9 million for improvements at Lone Star Park at Grand Prairie and $9.3 million of expenditures related to other racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and account wagering and television related activities. Expenditures on other asset additions primarily represent our acquisition of the master lease on the Portland Meadows racetrack and an interest in the Portland Meadows real estate. Cash used in investment activities in the nine months ended September 30, 2002 was $76.6 million, including expenditures of $71.8 million on real estate property and fixed asset additions and $13.3 million on other asset additions, partially offset by $9.1 million of net proceeds received on the disposal of real estate and fixed assets.

Financing activities

        Cash provided by financing activities was $100.6 million in the nine months ended September 30, 2003. We issued $150.0 million of 8.55% convertible subordinated notes in June 2003 which are due June 15, 2010 and received net proceeds of $145.0 million. The Company's revolving credit facility of $49.5 million was repaid early in the period from proceeds on the sale of Non-Core Real Estate received late in 2002. In the three months ended September 30, 2003, one of our subsidiaries utilized $4.7 million of its revolving credit facility to fund capital expenditures. We incurred additional long-term debt of $16.1 million and made repayments of $15.8 million. Cash provided by financing activities was $132.9 million for the nine months ended September 30, 2002 primarily due to the issuance of share capital for $142.4 million, partially offset by the repayment of long-term debt of $9.5 million.

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($24.9) million at September 30, 2003, compared to ($37.6) million at December 31, 2002. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to net reductions of current liabilities, primarily accounts payable and other liabilities of $15.6 million, partially offset by a net reduction of current assets of $2.9 million.

        Our $50.0 million credit agreement with respect to our senior, revolving credit facility has been amended and extended to October 8, 2004. The facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and is guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields, Gulfstream Park and Santa Anita Park and operate Bay Meadows. At September 30, 2003, we had no borrowings under this facility, but had issued letters of credit totaling $21.2 million.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At September 30, 2003, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        At September 30, 2003, we had cash and cash equivalents of $133.8 million and total shareholders' equity of $743.3 million.

        We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate, and borrowings under our credit facilities will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. However, in order to fully implement our strategic plan by capitalizing on future growth opportunities, we will be required to seek additional debt and/or equity financing through public or private sources. If such additional financing is not available to us as needed or on terms acceptable to us, we may not be able to fully implement our strategic plan.

        We are currently in the process of performing annual impairment tests on goodwill and other intangible assets under Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", and on long-lived assets under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Certain of our business operations have not met our business plan expectations, have experienced negative earnings before interest, income taxes, depreciation and amortization over the past several years, or have not previously been tested by us for impairment because they have just been acquired or recently commenced operations. Impairment tests will be conducted in the fourth quarter of 2003 after completion of our annual business planning process. We have not yet determined the impact, if any, of these tests on our consolidated financial statements.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the London Interbank Offering Rate ("LIBOR") and the European Interbank Offering Rate ("EURIBOR"). Based on interest rates at September 30, 2003 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 6.0% on a notional amount of $52.5 million as at September 30, 2003. The maturity date of this contract is November 30, 2004.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. In the three months ended September 30, 2003, there were no new accounting standards with delayed effective dates that impact our consolidated financial statements.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is incorporated by reference to the information contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk" of this Quarterly Report.

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of September 30, 2003, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of September 30, 2003, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will suceed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, various routine claims incidental to our business are made against us. None of these claims has had, and we believe that none of the current claims, if successful, will have, a material adverse effect upon our business.

Item 2.    Changes in Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

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

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the U.S. Securities Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under such Act or the U.S. Securities Act of 1933, except to the extent that the Registrant specifically incorporates them by reference.

(b)
Reports on Form 8-K

Date	Items Reported and Financial Statements Filed
July 7, 2003 (filed July 15, 2003)	Press release of Magna International Inc. dated July 7, 2003 regarding the proposed spin-out of MI Developments Inc.
July 31, 2003 (filed August 1, 2003)	Financial results of the Registrant for the second quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNA ENTERTAINMENT CORP.
By:	/s/ BLAKE TOHANA Blake Tohana Executive Vice-President and Chief Financial Officer
By:	/s/ GARY M. COHN Gary M. Cohn Vice-President, Special Projects and Secretary

Date: November 13, 2003

QuickLinks

MAGNA ENTERTAINMENT CORP. INDEX
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (U.S. dollars in thousands, except per share figures)
MAGNA ENTERTAINMENT CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (U.S. dollars in thousands)
MAGNA ENTERTAINMENT CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (U.S. dollars and share amounts in thousands)
MAGNA ENTERTAINMENT CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RECONCILIATION OF NON-GAAP TO GAAP FINANCIAL MEASURES (U.S. DOLLARS IN THOUSANDS) (Unaudited)
SIGNATURES