Form 10-K
period 2003-12-31
MAGNA ENTERTAINMENT CORP
filed 2004-03-15
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 000-30578

MAGNA ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0208374 (I.R.S. Employer Identification Number)
337 Magna Drive Aurora, Ontario, Canada (Address of Principal Executive Offices)	L4G 7K1 (Zip Code)
Registrant's telephone number, including area code: (905) 726-2462 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Subordinate Voting Stock (Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        As of June 30, 2003, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $196,262,190 (based on the closing sale price of $5.00 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on June 30, 2003, the last day of the registrant's most recently completed second quarter). As of June 30, 2003, non-affiliates held no shares of Class B Stock. There is no active market for such stock.

        The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 10, 2004 was 48,878,796.

        The number of shares of Class B Stock of the registrant outstanding as of March 10, 2004 was 58,466,056.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement (our "Proxy Statement") to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2003 are incorporated by reference in Part II, Item 5 and Part III of this Annual Report to the extent stated herein. The section entitled "Description of Debt Securities" in the prospectus included in the registrant's registration statement on Form S-3 (File number 333-107368), filed with the SEC on July 25, 2003 (and as amended on Form S-3/A on September 26 and September 30, 2003), is incorporated by reference into Part II, Item 5 of this Annual Report. Except with respect to information specifically incorporated by reference in this Annual Report, the documents incorporated by reference are not deemed to be filed as part hereof.

Part I

Item 1. Business

Available Information

        The registrant maintains a website that contains information about the registrant, none of which is incorporated by reference in, or shall be deemed included in, this Annual Report. It is accessible at www.magnaentertainment.com. Through the registrant's website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings the registrant makes with the SEC as soon as reasonably practicable after filing. Filing accessibility in this manner includes this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC.

        In this Annual Report, when we use the terms "we", "us", "our" and the "Company", we are referring to Magna Entertainment Corp. and its subsidiaries, unless the context otherwise requires. In this Annual Report, unless stated otherwise, all references to "$" are to U.S. dollars and all references to "Cdn. $" are to Canadian dollars.

Special Note Regarding Forward-Looking Information

        This Annual Report, including "Management's Discussion and Analysis of Results of Operations and Financial Position" in Item 7, contains "forward-looking statements" within the meaning of applicable securities legislation, including the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

        Important factors that could cause such differences include, but are not limited to, the factors discussed below under "Our Business — Risk Factors" and our subsequent public filings.

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

OUR BUSINESS

        We are North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, one racetrack which runs both thoroughbred and standardbred meets and one greyhound racetrack, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. We also own and operate HorseRacing TV™, a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN") in July 2002. HorseRacing TV™ is currently carried on cable systems in ten states, with approximately 1.4 million subscribers. We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HorseRacing TV™. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct-to-home satellite, to paying subscribers. On August 22, 2003, we acquired a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. We also own and operate production facilities in Austria and North Carolina for Streufex™, a straw-based horse bedding product. We own a significant real estate portfolio which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. For the year ended December 31, 2003, our operations generated consolidated revenues of $708.9 million.

        We have recently developed RaceON TV™, a new service based near Vienna, Austria that produces and broadcasts simultaneous televised coverage of North American horse races and other racing content directly to racetracks and off-track wagering operations outside of North America. RaceON TV™ commenced operations during the first quarter of 2004.

        We distribute our live racing content to approximately 1,000 off-track and inter-track venues, including other racetracks, OTB facilities and casinos in the United States, Canada, Mexico, the Caribbean, the United Kingdom and Austria. We intend to expand the distribution of this content in these markets and, to the extent permitted by various regulatory regimes, in additional markets, particularly emerging electronic media-based markets, such as wagering via interactive television and the Internet.

        Since December 1998, we have acquired seven large racetrack operations in North America: Santa Anita Park near Los Angeles, Gulfstream Park near Miami, Golden Gate Fields and Bay Meadows near San Francisco, Lone Star Park at Grand Prairie near Dallas, and The Maryland Jockey Club, which operates Laurel Park, situated between Washington, D.C. and Baltimore, and Pimlico Race Course in Baltimore, home of the Preakness Stakes®, the middle jewel in thoroughbred racing's Triple Crown. We have also acquired the racetrack operations of The Meadows near Pittsburgh, Thistledown near Cleveland, Remington Park in Oklahoma City, Great Lakes Downs in Muskegon, Michigan, Portland Meadows near Portland, Oregon, Multnomah Greyhound Park also near Portland, Oregon and Flamboro Downs near Toronto. We own all the land on which these racetracks are located, with the exception of Bay Meadows, Lone Star Park at Grand Prairie, Remington Park, Portland Meadows (in which we own a minority interest in the land) and Multnomah Greyhound Park where we lease the land from third parties. These acquisitions have enabled us to secure the ownership rights to what we believe is some of the highest quality and most popular live horse racing content in North America, based on standard industry measures, such as total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the aggregation of this high-quality content, combined with a strong branding strategy and the introduction of new media distribution technologies, will enhance the distribution of our content and help us develop new sources of revenues. We intend to continue to acquire strategic racetracks and other related assets on a selective basis.

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

        In 2002, we purchased FEX ÖKO Faserverarbeitungs-GMBH ("FOF"), an Austrian company which manufactures and sells Streufex™, a straw-based horse bedding product. With the purchase of FOF, we acquired a Streufex™ manufacturing plant in Neusied/Zaya, Austria. During the first quarter of 2004, we introduced Streufex™ to the North American market. In 2003, we purchased property in Lumberton, North Carolina on which we have built a Streufex™ manufacturing facility. The Lumberton facility commenced operations in the first quarter of 2004.

        We have almost completed development of a horse racetrack and gaming facility near Vienna, Austria, called Magna Racino™, which is scheduled to commence operation of its first live race meet in April 2004. We have also applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have plans to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MI Developments Inc., our parent company, purchased vacant land in Romulus, Michigan which may serve as the site of the proposed racetrack. We are currently discussing terms of a potential long-term lease of such land with MI Developments Inc. In addition, we are actively seeking a developer or strategic partner for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals ("VLTs") and other forms of non-pari-mutuel gaming, are currently underway in a number of states in which we operate, including Maryland, Michigan and Pennsylvania. Legislation passed by the Oklahoma Senate and House of Representatives in February 2004, and signed by the Governor of Oklahoma on March 8, 2004, provides for alternative gaming at racetracks in that state. Please see "— Our Properties — Remington Park". The enactment of alternative gaming legislation in any jurisdiction can be a long process. Please see "— Risk Factors — The passage of legislation permitting alternative gaming at racetracks, such as slot machines, VLTs and other forms of non-pari-mutuel gaming, can be a long and uncertain process. A decision to prohibit, delay or remove alternative gaming rights at racetracks by the government or the citizens of a state, or other jurisdiction, in which we own or operate a racetrack, could adversely affect our business or prospects."

        The lease of our Bay Meadows property has been renewed on a year-to-year basis for the last two years and is scheduled to expire on December 31, 2004. At this time, we are uncertain as to the likelihood of further renewals of the Bay Meadows lease or the terms upon which such renewals may be achieved. If this lease is not renewed on comparable terms or at all, or we cannot arrange an alternative venue, our operating results would be materially adversely affected. We are exploring alternative venues, including vacant land that we purchased in Dixon, California for future development, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term, including any further renewals. In October 2003, we held "Town Hall" meetings with the residents of the City of Dixon to review the proposed development, in stages, of "Dixon Downs", a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project, which is still in the early stages of planning, is subject to regulatory and other approvals.

        We currently have substantial real estate holdings in excess of that needed to support our racetrack operations in the United States, Canada and Austria. This real estate consists of vacant industrial lands, golf courses, residential housing developments, excess land around several of our racetracks and other real estate. We are continually re-evaluating each of these holdings in relation to our core business activities. We will, from time to time, sell or otherwise monetize some or all of these real estate holdings in order to fund the growth of our core racetrack operations and related businesses.

        Please see our financial statements beginning on page 73 for financial information concerning our business and segments, including a geographic breakdown of revenues and information concerning long-lived assets.

Our Strategy

        Since our inception in 1998, we have experienced significant growth through a strategic acquisition program. We intend to grow and develop our business further by:

Continuing to Integrate our Acquisitions by Employing "Best Practice" Improvements at our Racetracks

        Through our acquisitions, we own some of the largest and what we believe to be some of the highest-quality thoroughbred racetracks in North America, as measured in terms of total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the increased scale and integration of our racetrack operations and related wagering operations will afford us the opportunity to both grow our revenues and achieve significant operational synergies through the implementation of best practices, cost reductions realized from economies of scale and increased efficiencies. In the fourth quarter of 2003, we established a "Continuous Improvement Team" to review our racetrack operations and make recommendations. We intend to improve the quality of the live racing experience for our customers and horsemen by upgrading and expanding our physical facilities, technology and business processes in order to attract more customers and the best available horses, trainers and jockeys.

Expanding the Distribution of our Live Racing

        We currently distribute our live racing to inter-track and off-track venues in the United States, Canada, Mexico, the Caribbean, the United Kingdom and Austria. We believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our simulcasting operations (including RaceON TV™), our network of OTB facilities and our XpressBet™ Internet and telephone account wagering business, as well as the development of new forms of account wagering, including interactive television in the United States.

Further Developing an Integrated Branding and Marketing Strategy

        We intend to combine our racing content, and possibly the racing content from racetracks not owned by us, and market this content under our brand name. We believe that aggregating this content offers pari-mutuel wagering venues that import our content greater convenience and lower operating costs, while offering customers at their facilities access to more racing content, including signals, that the venue operators may not have purchased as stand-alone products. We believe that packaging our product this way will increase the exposure of our smaller racetracks. In furtherance of this strategy, we piloted RaceON TV™ in Europe during the fourth quarter of 2003 to provide North American racing content from our tracks and other U.S. racetracks that have agreed to become part of our international distribution network to locations outside North America. This new business unit launched in the first quarter of 2004.

Improving the Quality of the Entertainment Experience at our Racetracks

        We believe that the horse racing industry does not currently reach a large portion of its potential customer base. We are attempting to increase attendance at our racetracks and broaden the appeal of horse racing by developing a number of our racetracks into multi-purpose entertainment venues which offer a wide variety of amenities. We will seek to enter into joint venture arrangements with strategic partners to develop leisure and entertainment-based real estate projects on land surrounding, or adjacent to, certain of our premier racetracks. Such developments could include retail shopping facilities, restaurants, hotels and entertainment projects. Subject to regulatory approval, these developments may also involve the integration of other gaming operations, such as VLTs or similar gaming devices.

Obtaining Broader Distribution of HorseRacing TV™

        We believe that broad television distribution will help increase future interest in horse racing and attract additional wagering customers. At present, HorseRacing TV™ is carried on cable in ten states, as well as on RTN. In an effort to broaden the audience, reach and appeal of horse racing and wagering thereon, we are pursuing carriage agreements with other cable and satellite operators to achieve expanded distribution of HorseRacing TV™ in North America.

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

Our History

        Our original parent company, Magna International Inc., is one of the most diversified automotive parts suppliers in the world. In 1999, Magna International Inc. entered into a series of transactions in order to separate its non-automotive businesses from its automotive businesses.

        We were incorporated in Delaware on March 4, 1999. In November 1999, Magna International Inc. completed a reorganization of its corporate structure, under which Magna International Inc.'s non-automotive businesses and certain real estate assets were transferred to us. As part of this reorganization, our capital structure was amended to establish two classes of stock: Class A Subordinate Voting Stock, with one vote per share, and Class B Stock, with 20 votes per share.

        On March 10, 2000, Magna International Inc. distributed to holders of its Class A subordinate voting shares and Class B shares, by way of a special dividend, approximately 15.7 million shares composed of our Class A Subordinate Voting Stock and exchangeable shares of MEC Holdings (Canada) Inc. Each exchangeable share was exchangeable by the holder for one share of our Class A Subordinate Voting Stock at any time. The purpose of these shares was to permit certain Canadian shareholders of Magna International Inc. that were subject to limitations on their holdings of shares of non-Canadian issuers to receive shares of a Canadian issuer in the special dividend by Magna International Inc. described above. On December 30, 2002, all remaining exchangeable shares of MEC Holdings (Canada) Inc., other than those already owned by us, were purchased by us in exchange for shares of our Class A Subordinate Voting Stock on a one-for-one basis.

        On August 19, 2003, the shareholders of Magna International Inc. approved the spin off of its wholly-owned subsidiary, MI Developments Inc. As a result of the spin off transaction, MI Developments Inc. acquired Magna International Inc.'s controlling interest in MEC.

        MI Developments Inc. is a real estate operating company engaged in the ownership, development, management, leasing, acquisition and expansion of industrial and commercial real estate properties located in Canada, Europe, the United States and Mexico. Virtually all of MI Development Inc.'s income-producing properties are under long-term leases to Magna International Inc. and its subsidiaries.

        As of March 10, 2004, MI Developments Inc. owns, directly or indirectly, all our outstanding Class B Stock and 4,362,328 shares of our Class A Subordinate Voting Stock. As a result, MI Developments Inc. is able to exercise approximately 96% of the total voting power attached to all of our outstanding stock, and therefore is able to elect all of our directors and to control us. Each company has its own board of directors and management team, although, we share the same Chairman. In addition, our Board of Directors has established a committee of independent directors to whom they have delegated the responsibility of reviewing any proposed related party transactions, including any proposed transactions between us and MI Developments Inc. or between us and our original parent company, Magna International Inc.

Overview of the Horse Racing Industry

Pari-Mutuel Wagering

        Pari-mutuel wagering on horse racing is a form of wagering in which wagers on horse races are aggregated in a commingled pool of wagers, called a mutuel pool, and the payoff to winning customers is determined by both the total dollar amount of wagers in the mutuel pool and the allocation of those dollars among the various kinds of bets. Unlike casino gaming, the customers bet against each other, and not against the operator, and therefore the operator bears no risk of loss with respect to any wagering conducted. The pari-mutuel operator retains a pre-determined percentage of the total amount wagered, called the takeout, on each event, regardless of the outcome of the wagering event, and the remaining balance of the mutuel pool is distributed to the winning customers. Of the percentage retained by the pari-mutuel operator, a portion is paid to the horse owners in the form of purses or winnings, which encourage the horse owners and their trainers to enter their horses in a track's races. Pari-mutuel wagering on horse racing is the largest form of pari-mutuel wagering, and it is currently authorized in over 40 states of the United States, all provinces of Canada and approximately 100 other countries around the world.

Recent History

        Over the past 20 years, live attendance at horse racetracks in the United States has declined substantially due to a number of factors, including the growth in off-track wagering; increased competition from other forms of gaming and leisure entertainment; the attrition of the racing industry's traditional customer base; the lack of, or deterioration in, the quality of live racing events at many racetracks; and the inability of racetrack operators to broaden the appeal of wagering on horse racing. Declines in live attendance have resulted in an overall decline in the amount of money wagered on-track on horse racing, which has exacerbated the problem of producing high-quality live wagering events and in developing entertaining racetrack facilities.

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

The Growth in Off-track and Inter-track Wagering

        Pari-mutuel wagering on thoroughbred horse racing in the United States increased from $9.6 billion in 1993 to $15.2 billion in 2003, according to The Jockey Club. This increase resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 53% from $8.7 billion in 1996 to $13.3 billion in 2003. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Total Handle	$9.600	$9.897	$10.429	$11.627	$12.542	$13.115	$13.724	$14.321	$14.550	$15.062	$15.180
On-Track Handle	*	*	*	$2.944	$2.703	$2.498	$2.359	$2.270	$2.112	$2.029	$1.902
Off-Track Handle	*	*	*	$8.683	$9.839	$10.617	$11.365	$12.051	$12.438	$13.033	$13.278

* Not available
Source: Equibase Company LLC; The Jockey Club.

        Simulcasting is the process of transmitting the audio and video signal of a live racing performance, referred to as the content, from one facility to other locations or venues where wagering on such content is permitted. Simulcasting provides racetracks with the opportunity to increase revenues by exporting their live racing content to as many wagering locations as possible, such as other racetracks, OTB facilities and casinos, and by importing racing content from other racetracks.

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

Our Content

        Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields and Bay Meadows are near San Francisco, Lone Star Park at Grand Prairie is near Dallas, Pimlico Race Course is in Baltimore, Laurel Park is between Washington, D.C. and Baltimore, The Meadows is near Pittsburgh, Thistledown is near Cleveland, Remington Park is in Oklahoma City, Flamboro Downs is near Toronto, Great Lakes Downs is in Muskegon, Michigan, and Portland Meadows and Multnomah Greyhound Park are in or near Portland, Oregon. Colonial Downs, whose racing operations we manage, is in New Kent, Virginia. Maroñas, a racetrack to which we provide management services, is in Montevideo, Uruguay. Our newest racetrack, Magna Racino™, scheduled to open in April 2004, is located near Vienna, Austria.

2004 Racing Schedule

        As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

RACETRACK	SCHEDULED RACING MEETS
Santa Anita Park	December 26, 2003 – April 18, 2004 and September 29, 2004 – October 31, 2004
Gulfstream Park	January 3, 2004 – April 25, 2004
Golden Gate Fields	December 26, 2003 – April 4, 2004 and November 10, 2004 – December 20, 2004
Bay Meadows	April 7, 2004 – June 20, 2004 and September 2, 2004 – November 7, 2004
Laurel Park	December 26, 2003 – March 28, 2004, July 22, 2004 – August 27, 2004 and October 6, 2004 – December 31, 2004
Lone Star Park at Grand Prairie	April 15, 2004 – July 11, 2004 and October 1, 2004 – October 31, 2004
Pimlico Race Course	March 31, 2004 – June 6, 2004 and September 8, 2004 – October 3, 2004
The Meadows	January 1, 2004 – December 31, 2004
Thistledown	April 8, 2004 – December 31, 2004
Flamboro Downs	January 1, 2004 – December 31, 2004
Remington Park	March 20, 2004 – May 31, 2004 and July 30, 2004 – November 28, 2004
Portland Meadows	October 15, 2003 – April 25, 2004 and October 18, 2004 – December 31, 2004
Great Lakes Downs	April 25, 2004 – October 30, 2004
Multnomah Greyhound Park	May 1, 2004 – October 12, 2004
Colonial Downs*	June 11, 2004 – July 20, 2004
Magna Racino™	April 4, 2004 – November 7, 2004
*
Owned by a third party; the racing and pari-mutuel operations of Colonial Downs are managed by The Maryland Jockey Club.

Our Properties

        Set forth below is a description of certain of our properties.

Santa Anita Park

        Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Approximately 10.9 million people are located within a 30-mile radius of Santa Anita Park.

        Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until mid-April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for five to six weeks each fall. Pursuant to this lease, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park was the site of the Breeders' Cup World Thoroughbred Championships in 2003 during The Oak Tree Meet. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 110 to 115 racing days each year (including The Oak Tree Meet). Average daily attendance in 2003 was approximately 9,000 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

        Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2003, approximately $1.459 billion, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races (excluding wagers placed in Northern California and via account wagering systems licensed to operate in California), and wagers made at Santa Anita Park and its inter-track facilities on imported races. Wagers on Santa Anita Park's races (including The Oak Tree Meet and all venues at which wagers were placed) totaled approximately $1.111 billion in 2003. Of this amount, approximately $920.7 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

        Santa Anita Park's facilities include a large art deco-style grandstand structure with seating for approximately 19,000 customers, as well as standing room for additional customers, a one-mile oval dirt track as well as a 7/8-mile turf course, stalls for approximately 2,000 horses and parking facilities sufficient to accommodate approximately 17,000 cars.

        In December 1999, we completed a $45.0 million capital renovation program at Santa Anita Park, which included the development of a new 750-seat high-end restaurant, the installation of a 2,120 square foot LED screen in the infield track area for racing customers and other upgrades to the grandstand, the track and other areas of the facility.

        In January 2004, we completed certain renovation and improvement projects that included the opening of Sirona's™, a 25,000 square foot sports bar and restaurant located across from the walking ring. Sirona's™ will operate year-round from an open-air terrace overlooking a seven acre garden paddock. After-race activities feature a weekly musical concert from its garden stage. Other enhancements include two new customer convenient food service facilities in our front garden, eight high definition video projection systems in our major betting halls, two LED screens flanking our walking ring, and the extensive landscaping and lighting of our main entry and south parking lot.

        We are considering a variety of retail-based development proposals for our excess real estate at Santa Anita Park. This development would be intended to further enhance the entertainment experience at Santa Anita Park, broaden the demographic composition of our customer base and strengthen the loyalty of existing customers. These proposals are preliminary. If, after a detailed review, we decide to proceed with such proposals or alternative proposals, additional time would be required to obtain or finalize the necessary regulatory approvals and negotiate with potential business partners who could be expected to provide marketing and development expertise and the necessary financing.

Gulfstream Park

        Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

        Gulfstream Park opened in 1939 and for many years, ending in 2001, the annual meet at Gulfstream Park lasted for approximately 63 days between January and March. Beginning in 2002, Gulfstream Park was granted approval to run its meet for approximately 90 days between January and April. The Breeders' Cup, one of the preeminent series of races in the United States, was held at Gulfstream Park: in 1989, 1992 and 1999. Average daily attendance in 2003 was approximately 8,500 customers per live racing day.

        Gulfstream Park had one of the highest total handles of all North American racetracks in 2003, approximately $861.7 million, including wagers made at Gulfstream Park on its races, wagers made at other wagering venues and through various account wagering operations on Gulfstream Park's races, and wagers made at Gulfstream Park on races imported to its inter-track facilities. Wagers on Gulfstream Park's races (including all venues at which wagers were placed) totaled approximately $759.4 million in 2003. Of this amount, approximately $671.4 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's races via simulcast and through various account wagering operations. Gulfstream Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean.

        Gulfstream Park's facilities include a grandstand with permanent seating for approximately 8,700 customers, a clubhouse with seating for an additional 5,800 customers, a one-mile main track, a 7/8-mile turf track, stalls for approximately 1,390 horses and parking for approximately 14,000 cars.

        Although we are still considering a major redevelopment of Gulfstream Park, we have deferred a decision on the project at the present time. Should we proceed as contemplated, the redevelopment would include a simulcast pavilion, a sports and entertainment arena, and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. Please see "— Risk Factors — If we decide to proceed with redevelopment projects at some of our racetracks, we may need to write down the value of certain assets."

Golden Gate Fields

        Golden Gate Fields is located on approximately 165 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately 5.2 million people within a 40-mile radius of Golden Gate Fields. In December 2003, we closed the sale of approximately 16 acres of excess real estate located at Golden Gate Fields. The land, located on the Berkeley site of the property, was sold to the East Bay Regional Park District (see "— Our Real Estate Portfolio").

        Golden Gate Fields' racing season of approximately 106 racing days complements the Bay Meadows racing schedule. The season runs after the close of Bay Meadows' racing season in the fall through the first week of April, when Bay Meadows opens again. From the end of December through to the close of the season, Golden Gate Fields operates simultaneously with Santa Anita Park. Average daily attendance in 2003 was approximately 2,400 customers per live racing day.

        Golden Gate Fields had one of the highest total handles of all North American racetracks in 2003, approximately $533.6 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering operations on Golden Gate Fields' races (excluding wagers placed in Southern California and wagers placed via advanced deposit wagering systems licensed to operate in California), and wagers made at Golden Gate Fields and its inter-track facilities on imported races. Wagers on Golden Gate Fields' races totaled approximately $317.7 million in 2003. Of this amount, approximately $287.2 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported to Golden Gate Fields from other racetracks.

        Golden Gate Fields' facilities include a one-mile main track and a 9/10-mile turf course, stalls for over 1,325 horses, a main grandstand with seating for approximately 8,000 customers, a Clubhouse with seating for approximately 4,500 customers, a turf club with seating for approximately 1,200 customers and parking for over 8,500 cars.

        We are considering retail-based development proposals at Golden Gate Fields. This development would be intended to further enhance the entertainment experience at Golden Gate Fields, broaden the demographic composition of our customer base and strengthen the loyalty of our existing customers. These proposals are preliminary. If, after a detailed review, we decide to proceed with such proposals or alternative proposals, additional time would be required to obtain or finalize the necessary regulatory approvals and negotiate with potential business partners who could be expected to provide marketing and development expertise and the necessary financing.

Bay Meadows

        Bay Meadows is situated on approximately 90 acres of land in San Mateo, California, between San Francisco and San Jose. There are approximately 5.7 million people living within a 40-mile radius of Bay Meadows.

        The racing season at Bay Meadows is divided into a spring meet, which runs approximately 55 days between early April and mid-June, and a fall meet, which runs approximately 50 days between late August and early November. This schedule complements the racing schedule of Golden Gate Fields, which is located approximately 30 miles from Bay Meadows. Average daily attendance in 2003 was approximately 3,300 customers per live racing day. In addition, we sub-lease Bay Meadows to the San Mateo County Exposition and Fair Association, which hosts The San Mateo County Fair Meet for two weeks during the summer.

        Bay Meadows had one of the highest total handles of all North American racetracks in 2003, approximately $508.3 million, including wagers made at Bay Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Bay Meadows' races (excluding wagers placed in Southern California and via account wagering systems licensed to operate in California), and wagers made at Bay Meadows and its inter-track facilities on imported races. Wagers on Bay Meadows' races totaled approximately $264.8 million in 2003. Of this amount, approximately $232.5 million in wagers were placed at other wagering venues to which we exported Bay Meadows' races via simulcast and through various account wagering operations. Bay Meadows exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Bay Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Bay Meadows from other racetracks.

        The facilities at Bay Meadows include a grandstand with seating for approximately 8,000 customers (including the clubhouse and turf club), a one-mile oval track with 1 1/4-mile and 3/4-mile chutes, a 7/8-mile turf course and stalls for approximately 900 horses with auxiliary stabling available at Golden Gate Fields.

        The Bay Meadows property is operated under a lease that has been renewed on a year-to-year basis for the last two years and is scheduled to expire on December 31, 2004. We are exploring various alternative venues, including vacant land which we purchased in Dixon, California, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term (including any further extensions).

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

        Laurel Park's racing season of approximately 142 racing days complements the Pimlico racing schedule. Live thoroughbred racing is conducted at Laurel Park from the end of Pimlico's fall meet in early October to the end of March, when Pimlico opens for its spring meet. Racing then resumes at Laurel Park in late July for a four-week summer meet. Average daily attendance at Laurel Park in 2003 was approximately 3,300 customers per live racing day.

        Laurel Park's handle was approximately $470.0 million in 2003, including wagers made at Laurel Park on its races, wagers made at other wagering venues and through various account wagering operations on Laurel Park's races, and wagers made at Laurel Park on imported races. Wagers on Laurel Park's races totaled approximately $287.6 million in 2003. Of this amount, approximately $261.3 million in wagers were placed at other wagering venues to which we exported Laurel Park's signal via simulcast and through various account wagering operations.

        Laurel Park's facilities include a grandstand with seating for approximately 5,200 customers, a 1 1/8-mile dirt track with a seven-furlong chute, a one-mile turf course, stalls for approximately 1,000 horses and parking facilities sufficient to accommodate approximately 8,000 cars.

        We are considering a redevelopment of the entire stable area and racetrack surfaces at Laurel Park (the "Laurel Park Redevelopment"). In the event this project were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters, along with the development of new dirt and turf tracks. Please see "— Risk Factors — If we decide to proceed with redevelopment projects at any of our racetracks, we may need to write down the value of certain assets and will likely suffer a temporary disruption of our racing operations." We are subject to an agreement with the Maryland Racing Commission that obligates us to incur capital expenditures and make renovations at Laurel Park, Pimlico and/or the Bowie Training Center. Please see "— Government Regulation".

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

        Lone Star Park is one of the newest horse racing facilities in the United States, having opened for live thoroughbred and quarter horse racing in 1997. Lone Star Park's thoroughbred meet generally commences each year in early April and continues through mid-July. Its quarter horse meet generally commences each year in early October and continues through November; however, it will be superseded in 2004 by a special thoroughbred meet. Average daily attendance during the 2003 thoroughbred and quarter horse meets were approximately 8,600 and 4,000 customers per live racing day, respectively. In addition to its live racing facilities, Lone Star Park contains a state-of-the-art 36,000 square foot simulcast pavilion, which operates year-round.

        Lone Star Park had total handle during 2003 of approximately $375.0 million, which includes wagers made at Lone Star Park on its races, wagers made on Lone Star Park races at other wagering venues and through various account wagering operations, and wagers made at Lone Star Park on races imported to its inter-track facility. Wagers on Lone Star Park's races (both thoroughbred and quarter horse) totaled approximately $200.2 million in 2003. Of this amount, approximately $155.1 million in wagers were placed at other wagering venues to which we exported Lone Star Park's signal and through various account wagering operations.

        Lone Star Park's facilities include a grandstand with seating for approximately 10,000 customers, a one-mile dirt track, a 7/8-mile turf track, stalls for approximately 1,600 horses and parking facilities sufficient to accommodate approximately 10,000 cars. In addition to its grandstand, clubhouse and turf club seating, Lone Star Park has two floors of luxury suites. Lone Star Park's simulcast pavilion can also accommodate 2,110 customers.

        Lone Star Park will be the site of the 2004 Breeders' Cup World Thoroughbred Championships. We have commenced an improvement program of approximately $5.8 million designed to upgrade and expand certain of Lone Star Park's facilities in anticipation of hosting this event. Under existing State of Texas legislation and an agreement with the City of Grand Prairie, we expect that approximately $2.9 million of these improvement costs, along with a substantial portion of the chair and equipment rental and other costs of hosting the event, will be reimbursed by governmental authorities.

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

Pimlico Race Course

        Historic Pimlico Race Course, home of the Preakness Stakes®, first opened its doors in 1870, making it the second oldest racetrack in the United States. Pimlico is situated on approximately 116 acres of land in Baltimore, approximately 30 miles from Laurel Park. There are approximately 5.2 million people living within a 40-mile radius of Pimlico.

        The Preakness Stakes® dates back to 1873, two years before the first Kentucky Derby was run. Since 1909, the Preakness Stakes® has been run annually at Pimlico without interruption and this year's race, on May 15, 2004, will mark the 129th edition of this sporting classic. Past winners of the Preakness Stakes® include legendary race horses such as Man o' War, Citation, Secretariat, Seattle Slew and Affirmed.

        The racing season at Pimlico consists of approximately 71 racing days divided into a 10 week spring meet between early April and mid-June and a month-long fall meet in September. The spring meet features 10 graded stakes races, including the middle jewel of thoroughbred racing's Triple Crown, the Preakness Stakes®, which is run annually on the third Saturday of May. Average daily attendance in 2003 was approximately 4,600 customers per live racing day.

        Pimlico's handle was approximately $350.6 million in 2003, including wagers made at Pimlico on its races, wagers made at other wagering venues and through various account wagering operations on Pimlico's races, and wagers made at Pimlico on imported races. Wagers on Pimlico's races totaled approximately $207.7 million in 2003. Of this amount, approximately $190.8 million in wagers were placed at other wagering venues to which its signal was exported via simulcast and through various account wagering operations.

        Pimlico's facilities include a grandstand with seating for approximately 13,000 customers, a one-mile dirt track with 1 3/16-mile and 3/4-mile chutes, a 7/8-mile turf course, stalls for approximately 700 horses and parking facilities sufficient to accommodate approximately 3,500 cars.

        We are subject to an agreement with the Maryland Racing Commission that obligates us to incur capital expenditures and make renovations at Laurel Park, Pimlico and/or the Bowie Training Center. Please see "— Government Regulation".

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

        The Meadows and its associated OTB facilities generated approximately $240.2 million in handle in 2003, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated OTB facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totaled approximately $102.8 million in 2003. Of this amount, approximately $94.6 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 240 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

Thistledown

        Thistledown is located on approximately 128 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. There are approximately 3.0 million people living within a 40-mile radius of Thistledown.

        Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 188 racing days between March and December. Thistledown hosts the Summit, Thistledown, Randall and Cranwood meets. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio.

        Thistledown's handle was approximately $224.8 million in 2003, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Wagers on Thistledown's races (including all venues at which wagers were placed) totaled approximately $130.8 million in 2003. Of this amount, approximately $104.6 million in wagers were placed at other wagering venues to which we exported Thistledown's races via simulcast and through various account wagering operations. Thistledown exports its simulcast signal to as many as 500 off-track and inter-track wagering facilities in the United States. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

        Thistledown's facilities include a grandstand with seating for approximately 8,000 customers, a luxury suite for corporate and group events, a one-mile oval track, stalls for approximately 1,500 horses and parking for approximately 6,000 cars.

Flamboro Downs

        We acquired Flamboro Downs racetrack, our second standardbred track, through the acquisition of Flamboro Downs Holdings Limited in April 2003. Flamboro Downs is located in the greater Hamilton area, approximately 40 miles outside Toronto, on approximately 235 acres of land. There are approximately 3.5 million people living within a 40-mile radius of Flamboro Downs.

        Flamboro Downs first opened in April 1975, and is a year-round harness racing facility. Flamboro schedules approximately 260 live racing days per year, and is open 365 days of the year offering live harness racing, simulcasting on both thoroughbred and harness racing. As part of this acquisition, we also acquired seven OTB operations in the greater Hamilton, Burlington, Brantford and Stoney Creek area. An eighth OTB operation was opened subsequent to the acquisition date.

        The Flamboro Downs facility includes a grandstand with seating for approximately 2,400 people, the Top O' The Turn dining room (300 capacity), the Pavilion restaurant which seats approximately 220, parking for approximately 2,500 vehicles, a 1/2-mile racing track, a 1/2-mile training track and stalls for approximately 630 horses contained in eight barns. All eight OTB operations are housed within sports bars and entertainment facilities operated by third parties that offer food and beverage service.

        Flamboro Downs and its associated OTB facilities generated approximately $101.5 million in handle in 2003, including wagers made at Flamboro Downs on its live races, wagers made at other wagering venues and through various account wagering operations on Flamboro Downs live races, wagers made at Flamboro Downs on races imported to its inter-track facilities and wagers made at Flamboro Downs associated OTB facilities. Wagers on Flamboro Downs races (including all venues at which the wagers were placed) totaled approximately $65.5 million in 2003. Of this amount, approximately $58.7 million in wagers were placed at other wagering venues to which we exported Flamboro Downs' live races via simulcast and through various account wagering operations. Flamboro Downs exports its simulcast signal to approximately 210 off-track and inter-track wagering facilities in Canada and the United States. Flamboro Downs racetrack also operates as an inter-track wagering facility where customers can wager on races that are imported to Flamboro Downs from other racetracks.

        Flamboro Downs houses a gaming facility with 750 VLTs owned and operated by the Ontario Lottery and Gaming Corporation ("OLGC"). Pursuant to a prescribed lottery scheme site holder facilities agreement with the OLGC, Flamboro Downs retains 20% of the "net win" (VLT revenue minus payouts to VLT players), with one-half of that amount distributed to the horsemen's purses and the other half retained by the racetrack. The agreement with the OLGC has a five-year term that expires in October 2005. The agreement contemplates that it will be automatically renewed for an additional five years, unless terminated by the OLGC for material breach. Following the first renewal period, the OLGC may elect to renew the agreement for a second five-year extension. Following the initial term, the OLGC may terminate the agreement at any time (and without payment to Flamboro Downs) on 270 days' notice. There can be no assurance as to how long the arrangement with the OLGC will continue, or, if it does, whether the terms will remain the same.

Remington Park

        Remington Park is situated on approximately 370 acres in Oklahoma City, Oklahoma. There are approximately 1.1 million people living within a 40-mile radius of Remington Park.

        In 2003, the racing schedule consisted of one meet totaling 82 days of live racing days, which included a 12 day quarter horse meet, a 13 day mixed quarter horse and thoroughbred meet and a 57 day thoroughbred meet. The meet ran from June 27 through November 30. For 2004, Remington Park has been approved for 93 days of live racing, consisting of 28 days of quarter horse racing and a 65 day thoroughbred meet.

        Remington Park's handle was approximately $97.1 million in 2003, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated OTB facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $26.1 million in 2003. Of this amount, approximately $19.4 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 275 off-track and inter-track wagering facilities in the United States. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks.

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

        On February 26, 2004, the Oklahoma House of Representatives passed Senate Bill 553, entitled the "State-Tribal Gaming Regulation Act." This legislation was passed by the Oklahoma Senate on February 19, 2004 and signed by Oklahoma Governor Brad Henry on March 8, 2004. The legislation is anticipated to become effective 90 days after the end of the current legislative session, which is scheduled to end on May 28, 2004. It provides for a model tribal-state gaming compact for the conduct of specified types of gaming and, following enactment into law and the ratification of that model compact by at least four Oklahoma Native American tribes, authorizes electronic gaming operations to be conducted at the three privately-owned Oklahoma racetracks and directs a share of gaming revenues from Tulsa area tribes to the publicly-owned fourth track. Remington Park would be permitted to conduct alternative gaming through the operation of 650 player terminals under the new legislation, subject to the satisfaction of regulatory requirements, including the issuance of applicable gaming licenses.

Portland Meadows

        Portland Meadows is a thoroughbred racetrack located on approximately 100 acres in the Delta Park area of Portland, Oregon. There are approximately 2.0 million people living within a 40-mile radius of Portland Meadows.

        Portland Meadows first opened in 1946 and offers approximately 86 live racing days between October and April.

        Portland Meadows' facilities include a grandstand with seating for approximately 10,000 customers, a one-mile sand track, stalls for approximately 850 horses and parking facilities to accommodate approximately 2,500 cars.

        Portland Meadows generated approximately $54.3 million in handle during its 2003 race meet, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races and wagers on imported races at Portland Meadows and OTB facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $19.1 million in 2003. Of this amount, approximately $16.1 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. Portland Meadows exports its simulcast signal to approximately 150 off-track and inter-track wagering facilities in the United States and Canada. Throughout the year, Portland Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks.

        Prior to June 2003, MEC operated Portland Meadows pursuant to a short-term sublease whose term ran until May 15, 2005. In June 2003, we purchased the rights to the master lease for the Portland Meadows property. Pursuant to the master lease, we have the right, subject to the satisfaction of certain conditions, to operate racing at Portland Meadows on a long-term basis. In addition to purchasing the rights to the master lease, we purchased an approximately 22% interest in the real property upon which the Portland Meadows facility is located.

Great Lakes Downs

        Great Lakes Downs is situated on approximately 85 acres in Muskegon, Michigan, approximately 35 miles from Grand Rapids. There are approximately 1.2 million people living within a 50-mile radius of Great Lakes Downs.

        Great Lakes Downs, which commenced operations in January 1999, offers approximately 118 live racing days beginning in April and ending in October of each year.

        Great Lakes Downs' handle was approximately $52.5 million in 2003, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on imported races. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $39.4 million in 2003. Of this amount, approximately $36.0 million in wages were placed at other wagering venues to which we exported Great Lakes Downs' races via simulcast and through various account wagering operations. Great Lakes Downs exports its simulcast signal to approximately 250 off-track and inter-track wagering facilities in the United States. Throughout the year, Great Lakes Downs operates as an inter-track wagering facility where customers can wager on races that are imported to Great Lakes Downs from other racetracks.

        Great Lakes Downs' facilities include a grandstand with seating for approximately 10,000 customers, a 5/8-mile dirt track, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,200 cars.

        In December 2003, we entered into an agreement with Richmond Racing Co., LLC ("Richmond") to sell the real property and buildings of Great Lakes Downs to Richmond for approximately $4.2 million and then lease them back in order to continue to run the race meet and operate the facility. The closing of the sale and leaseback is subject to a number of outstanding conditions, including approval by The Office of Racing Commissioner (Michigan) to transfer the Great Lakes Downs racetrack license to Richmond. See also "— Recent Developments — Transfer of Great Lakes Downs".

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

        Multnomah Greyhound Park first opened in 1933 and offers approximately 119 live racing days beginning in May and ending in mid-October of each year.

        Multnomah Greyhound Park's facilities include a grandstand with seating for approximately 6,000 customers, a 1/4-mile greyhound track and parking facilities sufficient to accommodate approximately 1,200 cars.

        Multnomah Greyhound Park generated approximately $40.6 million in handle in 2003, including wagers made at Multnomah Greyhound Park on its races, wagers made at other wagering venues and through various account wagering operations on Multnomah Greyhound Park's races, and wagers made on imported races at Multnomah Greyhound Park and OTB facilities within the State of Oregon during Multnomah Greyhound Park's live meet. Wagers on Multnomah Greyhound Park's races (including all venues at which the wagers were placed) totaled approximately $12.1 million in 2003. Of this amount, approximately $5.4 million in wagers were placed at other wagering venues to which we exported Multnomah Greyhound Park's races via simulcast and through various account wagering operations. Multnomah Greyhound Park exports its simulcast signal to approximately 110 off-track and inter-track wagering facilities in the United States, Canada and the Virgin Islands. Throughout the year, Multnomah Greyhound Park operates as an inter-track wagering facility where customers can wager on races that are imported to Multnomah Greyhound Park from other racetracks.

Colonial Downs

        The Maryland Jockey Club manages the racing and pari-mutuel operations of Colonial Downs and its network of four OTB facilities in Virginia. Colonial Downs is a racetrack in New Kent, Virginia which hosted 30 days of thoroughbred racing and 28 days of standardbred racing in 2003. The thoroughbred meet at Colonial Downs runs from mid-June to late-July, between the meets at Pimlico Race Course and Laurel Park. The standardbred meet runs from early October to late-November. The track's signature race is the Virginia Derby, which is a 1 1/4-mile turf race for three-year-old horses that features a $500,000 purse.

Training Centers

Palm Meadows

        On October 18, 2000, we acquired 481 acres of land in Palm Beach County, Florida for a total purchase price of $22.9 million. The property is located approximately 40 miles north of Gulfstream Park. We have developed a horse boarding and training center on this land, which is operated in conjunction with Gulfstream Park, which we believe will help us to continue to attract high-quality horses to Gulfstream Park and to expand our field sizes at that racetrack. We believe that this in turn will allow us to increase both our number of live races and the total amount wagered on our races.

        The facility currently includes a 1 1/8-mile dirt track, a one mile turf course, stalls for up to 1,440 horses, administrative offices, dormitories and a viewing stand. The facility opened in November 2002 and is currently home to over 1,200 horses for Gulfstream's 2004 meet.

        Construction began in October 2003 on a 60,000 square foot compost building that is scheduled to be completed in October 2004. We also applied for and obtained a permit from Palm Beach County to develop an equestrian estate residential development on approximately 157 acres of our property situated adjacent to the training facility, with access to the training facility. As of December 31, 2003, we have spent approximately $75.2 million on the development of the training center and the infrastructure for the residential development, in addition to the initial purchase price of the land.

San Luis Rey Downs

        San Luis Rey Downs is a horse boarding and training center situated approximately 45 miles north of downtown San Diego. It is located on approximately 200 acres of land and includes over 500 horse stalls, a one-mile oval dirt main track, a 3/8-mile dirt training track, an equine exercise pool, horse trails and related facilities and equipment. Due to its proximity to Santa Anita Park, San Luis Rey Downs supplements Santa Anita Park's stabling facilities, which we believe enables us to continue to attract some of the top horses in North America.

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

        We are subject to an agreement with the Maryland Racing Commission that obligates us to incur capital expenditures and make renovations at Laurel Park, Pimlico and/or the Bowie Training Center. Please see "— Government Regulation".

Account Wagering Operations

        Account wagering involves the placing of wagers on live horse racing events through various forms of electronic media, which could include telephone, the Internet and interactive television.

XpressBet™

        We offer advance deposit account wagering by telephone and over the Internet through XpressBet™, to customers in certain jurisdictions of the United States, subject to legal and regulatory restrictions. See "— Government Regulations". Operators of advance deposit account wagering businesses may establish a hub in one of the states where advance deposit account wagering is expressly permitted, establish accounts into which customers deposit funds through debit or credit cards or by check to fund their wagering, and receive wagering instructions from these customers. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts. Customers of XpressBet™ may place wagers either over the telephone with a live teller, over the telephone with an automated teller, over the telephone with a touch tone recognition system or through the Internet.

        XpressBet™ originally operated under the trade name Call-A-Bet under The Meadows harness track license in Western Pennsylvania. Call-A-Bet launched a telephone account wagering business in 1983 for Pennsylvania account holders. In 1995, Call-A-Bet expanded its customer base throughout the United States. We purchased Ladbroke Racing Pennsylvania, Inc., which included The Meadows and Call-A-Bet, in April 2001 and upon obtaining a license to conduct advance deposit account wagering in California in January 2002, re-branded the account wagering company as XpressBet™. XpressBet™ is currently licensed in Pennsylvania and California, where its operations are located, to receive advance deposit account wagers from residents in those states and other jurisdictions that permit account wagering.

        Wagering through an XpressBet™ account is only permitted after XpressBet™ has verified the account holder's identity, address and age and the account has been funded. XpressBet™ account holders can wager on over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. The XpressBet™ service provides up-to-the-minute racing information, including live odds and results, race program information, real-time audio and video streaming and an easy-to-use betting screen.

        Since 1997, XpressBet™ has been party to a Telecommunications Facilitation System Agreement with YouBet.com, Inc. ("YouBet"), which agreement has been amended from time to time. Under the current agreement, YouBet customers have access to and are able to wager on our California racetrack content and XpressBet™ shares the net revenue with YouBet. Until August 2001, YouBet offered only the XpressBet™ (then Call-A-Bet) system, however, YouBet now offers its own interactive wagering system.

        The primary source of revenue for XpressBet™ is the takeout on the handle wagered by its customers through advance deposit accounts. The takeout revenue is reduced by host track fees, purse account funds, source market fees and other operating expenses. For the year ended December 31, 2003, total handle wagered through XpressBet™ was $128.1 million.

Sunshine Millions™

        On January 25, 2003, we launched Sunshine Millions™, a thoroughbred horse racing event which features California breds and Florida breds in head to head competition. The annual event, which is hosted by Santa Anita Park and Gulfstream Park, consists of eight races, four races at Santa Anita Park and four races at Gulfstream Park, with purses ranging from $250,000 to $1 million per race, for a total of $3.6 million in guaranteed purses.

        On January 24, 2004, Santa Anita Park and Gulfstream Park jointly hosted the 2004 edition of the Sunshine Millions™. This event, which generated increases in live attendance and on-track handle relative to appropriate comparables from the previous year, was covered on a national two-hour NBC broadcast. Overnight ratings for the two-hour broadcast of 1.7 topped last year's 1.5 rating for a one-hour show. The 2004 edition of the Sunshine Millions™ also secured a 4 percent share of all televisions in use, up from 3 percent a year ago.

        On-track handle on the 2004 Sunshine Millions™ increased over 2003 by 6.9% at Gulfstream and 2.6% at Santa Anita. The combined increase in on-site handle was 4.5%, generated by a total of $8.5 million in wagering. All sources handle for Santa Anita and Gulfstream, together with on-site handle wagered through all MEC distribution points, topped $38 million for 2004 and included an increase in account wagering handle through XpressBet™ of 31% over last year.

Television Distribution

        We believe that broad television distribution will help increase future interest in the sport of horse racing and attract additional wagering customers. In order to accomplish this goal, we have entered into a number of television distribution initiatives.

HorseRacing TV™

        In July 2002, we launched HorseRacing TV™, a cable and satellite television network focused on horse racing. HorseRacing TV™ carries horse racing from racetracks located throughout North America as well as commentary and related content, combined in a single signal produced by Santa Anita Park's award-winning television department. HorseRacing TV™ has entered into agreements with certain regional cable systems to make HorseRacing TV™ available in ten states. As of December 31, 2003, HorseRacing TV™ had approximately 1.4 million cable subscribers and was available on RTN. We are seeking to achieve broader distribution of HorseRacing TV™ through additional distribution agreements with other cable and satellite television systems.

RTN

        In 2002, we entered into an arrangement with Roberts Communications Network, Inc. and an affiliate of Greenwood Racing, Inc. to form RTN, a private U.S. direct-to-home satellite service that currently offers twenty channels dedicated to horse racing on a monthly subscription basis. We hold a one-third interest in RTN, which is independently managed by Roberts Communications Network, Inc., and we are primarily a content provider to the service.

Other Television Distribution

        From time to time, we seek exclusive and non-exclusive television distribution agreements with television networks and other distribution outlets to cover horse racing events from our tracks. NBC carried exclusive live television coverage of the 2003 and 2004 Sunshine Millions™. In 2003, HDNet carried tape-delayed, high-definition television coverage of certain horse races from Lone Star Park at Grand Prairie and is carrying live and tape-delayed, high-definition coverage of certain horse races from Santa Anita in the spring of 2004. We continue to seek new outlets for television coverage of our horse racing content in order to promote the sport of horse racing and attract additional wagering customers to our racetracks and other wagering platforms.

Recent Developments

        Set forth below is a summary of certain transactions and other projects that were underway in 2003, but not yet completed, and other business developments that have occurred since January 1, 2004.

Magna Racino™

        In 2001, we commenced the development of a horse racetrack combined with a gaming and entertainment center in Ebreichsdorf, Austria, approximately 20 miles south of Vienna. The site includes dirt and turf thoroughbred tracks, a standardbred track and related training facilities. Eight barns with 608 stalls and 80 apartments for grooms have been completed. The site also features a covered grandstand that seats up to 1,000 people. Magna Racino™'s thoroughbred and standardbred meets will run from early April to early November, with 50 days of racing planned annually commencing in 2004.

        Magna Racino™ will also offer alternative gaming, a race and sportsbook facility and entertainment venues, which are scheduled to commence operations in the fall of 2004, subject to the finalization of our joint venture with our Austrian partner.

Pittsburgh Racetrack Development

        On January 28, 2003, we filed an application with the Pennsylvania State Horse Racing Commission for a license to conduct thoroughbred horse racing and pari-mutuel wagering at a new racetrack in the Pittsburgh area. The proposed site for the new racetrack is in Allegheny County, Pennsylvania, on a property which is located less than three miles from the Pittsburgh International Airport. The proposed site, which we have contracted to purchase, subject to satisfactory completion of due diligence, consists of approximately 174 acres located less than 18 miles from the center of Pittsburgh's business district. The issuance of a racetrack license is subject to the review and approval of our application by the Pennsylvania State Horse Racing Commission. The construction of the proposed racetrack is also subject to certain regulatory approvals.

Dixon Downs Development

        On March 3, 2003, we filed an application for various local approvals with the City of Dixon, California relating to the phased development of a destination entertainment and retail complex. The centerpiece of the development would be a thoroughbred horse racing track to be constructed on a 260-acre site in Dixon's Northeast Quadrant, approximately 20 miles from Sacramento. Portions of the proposed site were purchased in 2001 and 2002. The environmental impact analysis of the project has been initiated and the related studies are in the process of being prepared. We expect to complete the environmental review of the project and the negotiations with the City of Dixon regarding the terms of development by mid-2005 and be ready to go to hearing soon thereafter. See "— Our Real Estate Portfolio."

Michigan Racetrack Development

        On August 29, 2002, we filed an application with The Office of Racing Commissioner (Michigan) for a license to construct a racetrack in the Greater Detroit area. The proposed site for the new racetrack is in the City of Romulus, Michigan, on a property which is situated less than two miles from the Detroit Metropolitan Airport. This site, which was purchased by our parent company, MI Developments Inc. in October 2003, consists of approximately 212 acres in a location less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. We are currently discussing terms of a potential long-term lease for the site with MI Developments Inc. The proposed new track would be a dual purpose facility which could host both thoroughbred and standardbred racing. The issuance of a racetrack license is subject to the review and approval of the application by The Office of Racing Commissioner (Michigan). The construction of the racetrack is also subject to certain regulatory approvals, including site plan application review by the City of Romulus. In December 2003, the citizens of the City of Romulus held a referendum to determine whether they supported (i) a casino and (ii) a horse racetrack in the City of Romulus. A majority of the votes cast in the referendum were in favor of both a casino and a horse racetrack in the City of Romulus. In January 2004, the City of Romulus city council adopted a resolution supporting, in principle, our application to The Office of Racing Commissioner (Michigan) for a new horse racetrack in the City of Romulus.

        In December 2002, a competing application for a license to construct and operate a horse racetrack with pari-mutuel wagering was filed with The Office of Racing Commissioner (Michigan) by a third party. The site for this competing application is located in Van Buren Township, Michigan, which is adjacent to the City of Romulus, where our proposed racetrack is located. In February 2004, a competing application for a license to construct and operate a horse racetrack with pari-mutuel wagering in Lansing, Michigan was filed with The Office of Racing Commissioner (Michigan) by a third party.

Transfer of Great Lakes Downs

        In December 2003, we entered into an agreement with Richmond to sell the real property and buildings of Great Lakes Downs for approximately $4.2 million and then lease them back in order to continue to operate the facility and run the race meet. The closing of the sale and leaseback is subject to a number of outstanding conditions, including approval by The Office of Racing Commissioner (Michigan) to transfer the Great Lakes Downs racetrack license to Richmond. In January 2004 we, along with Richmond, formally requested the transfer of the racetrack license to Richmond.

AmTote

        On August 22, 2003, we completed the acquisition of a 30% equity interest in AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. AmTote provides wagering services and equipment to horse racetracks, OTBs and other venues where pari-mutuel wagering is permitted. AmTote currently has totalisator service contracts with approximately 70 racetracks and other wagering entities.

RaceON TV™

        In the fourth quarter of 2003, we piloted RaceON TV™, a newly developed simulcast service targeted towards the distribution of North American racing content from our racetracks and third party racetracks to markets outside North America, including licensed off-track betting facilities as well as racetracks located outside of North America. RaceON TV™ commenced operations during the first quarter of 2004.

Magna 5 Pick 5™

        In January 2004, MEC introduced a new Pick 5 wager, the Magna 5™, which offers a guaranteed $500,000 minimum pool every Saturday afternoon during selected periods each year. Sponsored by XpressBet™, the Magna 5™ features five races in the span of about one hour from premier tracks such as Santa Anita Park, Gulfstream Park, Golden Gate Fields and Laurel Park. Races from Pimlico, Bay Meadows and Lone Star Park will be added to the line-up in the Spring. While the Magna 5™ features races from our tracks, the national wager is offered at pari-mutuel outlets throughout the country. With the exception of its first day, the Magna 5™ pool has exceeded the guaranteed minimum each time the wager has been offered.

Streufex™

        In August 2002, we purchased FOF, an Austrian company which manufactures and sells Streufex™, a straw-based horse bedding product. During the first quarter of 2004, we introduced Streufex™ to the North American market. In the third quarter of 2003, we purchased property in Lumberton, North Carolina, on which we have built a Streufex™ manufacturing facility. The Lumberton facility commenced operations in the first quarter of 2004.

Competition

        We face numerous sources of competition. We compete with other racetracks for customers both with respect to attendance at our racetracks and in the simulcast markets. We also compete with other racetracks for horses, jockeys and backstretch personnel. Certain of our competitors operate in jurisdictions which permit alternative gaming at racetracks which enhances their ability to compete for horsemen by offering larger purses and attracts additional potential customers to their facilities. One of our competitors, Churchill Downs Inc., has been in operation for a much longer period of time than we have and may have greater name recognition. We expect this competition from other racetracks to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks.

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

        As we develop our account wagering operations, including telephone, Internet and interactive television wagering, we expect our competition with other account wagering operators to increase substantially. In addition, our ability to conduct account wagering on races from racetracks that we do not own is dependent on our ability to enter into agreements with those racetracks whereby we obtain account wagering rights. Certain racetracks, including those currently owned by Churchill Downs Inc. and those currently operated by the New York Racing Association, have entered into contracts with other account wagering operators, granting such operators exclusive rights to accept certain types of account wagering on their races. We may not be able to obtain access to racing content from racetracks not owned by us for our account wagering operations as a result of these exclusive arrangements or otherwise on terms that are acceptable to us.

Government Regulation

        Horse racing is a highly regulated industry. In the United States, individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from involvement in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State and regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges.

        In the United States, interstate pari-mutuel wagering on horse racing also is subject to the federal Interstate Horseracing Act of 1978 and the federal Interstate Wire Act of 1961. As a result of these two statutes, racetracks can commingle wagers from differing racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.

        In Canada, pari-mutuel wagering is regulated by the Canadian Pari-Mutuel Agency, a branch of the Canadian federal government, while the conduct of horse races is regulated by provincial racing commissions. Both regulatory authorities perform background checks on all racetrack owners before granting them licenses to conduct pari-mutuel wagering and horse races, as applicable. Provincial horse racing commissions also have licensing and other regulatory requirements similar to those of state racing commissions described above, although solely with respect to the conduct of horse races and not pari-mutuel wagering.

        We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state or province where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Texas Racing Commission, the Maryland Racing Commission, the Virginia Racing Commission, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Office of the Racing Commissioner of the Michigan Department of Agriculture, the Pennsylvania Harness Racing Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Oregon Racing Commission, the Alcohol and Gaming Commission of Ontario, the Canadian Pari-Mutuel Agency, and the Ontario Racing Commission. As part of this regulation, licenses to conduct live horse racing and to participate in simulcast wagering are required, and there is no assurance that these licenses will be granted, renewed or maintained in good standing, as applicable.

        In California, the California Horse Racing Board is responsible for regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagers within the limits set by the California legislature. The California Horse Racing Board has annually licensed one of our subsidiaries, Los Angeles Turf Club, Inc., and The Oak Tree Racing Association to conduct racing meets at Santa Anita Park. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse racing is conducted at Los Alamitos Race Course in Southern California during portions of these meets. The California Horse Racing Board also annually licenses the operations of Golden Gate Fields and Bay Meadows and has licensed XpressBet, Inc. to conduct account wagering operations as described below. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the California Horse Racing Board that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California.

        In Maryland, the Maryland Racing Commission approves annual licenses for racetracks to conduct thoroughbred and standardbred horse races. However, Maryland's racing law effectively provides that except for Pimlico and Laurel Park, the Maryland Racing Commission may not issue thoroughbred racetrack licenses or thoroughbred race dates to any racetracks that have a circumference of at least one mile and are located within the Baltimore and Washington, D.C. markets. Other than a track located in Timonium, Maryland (a northern suburb of Baltimore), which has a racetrack circumference of less than one mile and which typically conducts an eight-day race meeting in connection with the Maryland State Fair, the Maryland Racing Commission has not approved a thoroughbred track license or thoroughbred race dates for any racetrack in either the Baltimore or Washington, D.C. markets. We are currently subject to an agreement with the Maryland Racing Commission that obligates us, as a condition of our racing license in Maryland, to expend at least $15 million on capital expenditures and renovations at the Laurel Park and Pimlico racetracks and the thoroughbred training facility in Bowie, Maryland, together with their related facilities and operations, between January 1, 2003 and June 30, 2004. As a result of delays in obtaining permits for several projects related to this commitment, only $4.5 million had been spent by December 31, 2003. In addition, we have deposited $5.5 million in an escrow account to be applied to future capital expenditures and renovations.

        In Virginia, the Virginia Racing Commission regulates all aspects of the conduct of horse racing and pari-mutuel wagering (including the licensing of advance deposit account wagering operators that wish to open advance deposit account wagering accounts on behalf of Virginia residents). Virginia law requires both an owner's license, for those persons who own or lease the property and facilities at which live horse racing is conducted, and an operator's license, for those persons responsible for conducting live horse racing or pari-mutuel wagering at a licensed racetrack facility or off-track wagering facility. Each type of license has a duration of twenty years, subject to ongoing compliance with its terms and with applicable laws and regulations. Unlike most other states in which we operate, an annual renewal of an unlimited owner's or operator's license is not required; however, holders of an unlimited owner/operator's license must file an annual application for race dates with the Virginia Racing Commission. MEC, through its indirect subsidiary, Maryland-Virginia Racing Circuit, Inc. ("MVRC"), possesses a 20-year operator's license that was issued in 1996, and pursuant to which MVRC manages the live horse racing and pari-mutuel operations on behalf of the owners of Colonial Downs racetrack. Currently, Colonial Downs holds the only unlimited owner's license issued by the Virginia Racing Commission, and Colonial Downs and MVRC each hold the only unlimited operator's licenses issued by the Virginia Racing Commission. Unlimited licenses entail 15 or more race days.

        In Florida, the Division of Pari-Mutuel Wagering considers applications for annual licenses for thoroughbred, standardbred and quarter horse meetings. Tax laws in Florida have historically discouraged the three Miami-area racetracks, Gulfstream Park, Hialeah Park (which no longer hosts live racing) and Calder Race Course, from applying for race days outside of their traditional racing season, so the race days for these Miami-area racetracks did not overlap. Effective July 1, 2001, a new tax structure eliminated this deterrent. While a revised tax structure has enabled Gulfstream Park to apply for and receive additional race days since 2002, the deregulation of the race day allocation process may, in the future, cause an overlap in racing seasons which could result in Gulfstream Park facing direct competition from other Miami-area racetracks.

        In Texas, the Texas Racing Commission issues licenses to conduct pari-mutuel wagering. Once issued, a license can be suspended or revoked for a variety of reasons. Even with a license, a racetrack operator can conduct live racing only during the time periods authorized by the Texas Racing Commission. The Texas Racing Commission has not licensed any operator of a horse or greyhound racetrack in the Dallas area, other than Lone Star Park.

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

        In Oklahoma, the Oklahoma Horse Racing Commission regulates all aspects of live horse racing with pari-mutuel wagering. The Commission considers and approves annual licenses for thoroughbred and mixed breed (quarter horse, paint horse and Appaloosa) race meetings. Currently, there are three racetracks in Oklahoma that are licensed to offer a live race meet with pari-mutuel wagering. A fourth license to conduct live racing with pari-mutuel wagering has been filed for a track in Claremore, Oklahoma, which is northeast of Tulsa, Oklahoma, but action on that license application has been deferred until a later date, pending action by the Oklahoma Legislature regarding proposed alternative gaming legislation. Since it opened in 1988, Remington Park has been the only racetrack in the Oklahoma City metropolitan area licensed to conduct live horse racing and pari-mutuel wagering.

        In Michigan, the Office of Racing Commissioner approves annual licenses for thoroughbred, standardbred and mixed breed (quarter horse, paint horse, Appaloosa and Arabian) race meetings. There are currently no thoroughbred-exclusive racetracks in Michigan other than Great Lakes Downs. However, the Office of Racing Commissioner has licensed standardbred race meetings of five existing racetracks in Michigan. See "— Business Developments" in connection with our application for a license to construct a dual purpose racetrack in the Greater Detroit area and two competing applications filed by third parties.

        In Pennsylvania, the Pennsylvania State Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania State Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania State Harness Racing Commission nor the Pennsylvania State Horse Racing Commission has licensed any operators of horse racetracks, other than The Meadows, in the Pittsburgh area; however, on September 26, 2002, the Pennsylvania State Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows. More recently, seven applications for racetracks in the Pittsburgh marketplace have been filed in the past year, consisting of two standardbred applications, four thoroughbred applications and one dual thoroughbred-standardbred application. In addition, on January 28, 2003, we filed an application with the Pennsylvania State Horse Racing Commission for a proposed thoroughbred horse racing and pari-mutuel wagering operation to be constructed in Findlay Township, less than three miles from the Pittsburgh International Airport. See "— Recent Developments."

        We conduct telephone and Internet account wagering through our subsidiary, XpressBet, Inc., and the entities that hold the licenses to conduct horseracing and pari-mutuel wagering at The Meadows. XpressBet, Inc. currently holds a license to serve as a multi-jurisdictional account wagering hub by the California Horse Wagering Board which expires on January 24, 2005, while the two entities that conduct horseracing and pari-mutuel wagering at The Meadows are entitled to serve as Pennsylvania-based account wagering hub by virtue of their annual licenses to conduct standardbred racing and pari-mutuel wagering. All three entities conduct their account wagering operations under the trade name XpressBet™. In accordance with the laws of Pennsylvania and California, XpressBet™ opens wagering accounts on behalf of residents from California, Pennsylvania and certain other states and processes wagering instructions from those account holders in respect of races conducted throughout the United States and in other countries.

        Laws governing account wagering in the United States varies from state to state. Currently, approximately seventeen states have expressly authorized some form of account wagering by their residents. A smaller number of states have expressly prohibited pari-mutuel wagering and/or account wagering. The remaining states have authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through account wagering hubs located in different states. We believe that the amendment to the federal Interstate Horseracing Act of 1978 described above clarified that an account wagering operation may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to account wagering operators located in other states is not expressly prohibited by statute, regulation or other government restrictions. Although our account wagering operations are conducted in accordance with what we believe is a valid interpretation of applicable state and federal law, certain state attorneys general, district attorneys and other law enforcement officials have expressed concern over the legality of interstate account wagering. The amendment to the federal Interstate Horseracing Act of 1978 may not be interpreted similarly by all interested parties, and there may be challenges to our account wagering activities or those of other account wagering operations by both state and federal law enforcement authorities, which could have a material adverse effect on our business, financial conditions, operating results and prospects.

        In Oregon, the Oregon Racing Commission approves annual licenses for horse and greyhound racetracks. The Oregon Racing Commission has not licensed any operators of horse or greyhound racetracks in the Portland area, other than Portland Meadows and Multnomah Greyhound Park.

        In Ontario, horse racing and pari-mutuel wagering are regulated by two governmental agencies. The Canadian Pari-Mutuel Agency is responsible for licensing and regulating the conduct of pari-mutuel wagering by racetracks located in Canada. The Ontario Racing Commission is responsible for regulating the non-wagering aspects of the conduct of horse racing by racetracks located in the province of Ontario. Flamboro Downs is located in Hamilton, Ontario, and is licensed by both the Canadian Pari-Mutuel Agency and the Ontario Racing Commission. Currently, there are three other racetracks licensed to conduct live horse racing and pari-mutuel wagering within sixty miles of Flamboro Downs: Woodbine Racetrack and Casino (thoroughbred and standardbred), Mohawk Raceway (standardbred), and Fort Erie (thoroughbred).

        Ontario law also permits the Ontario Lottery and Gaming Corporation, or the OLGC, to conduct slot machine activities at licensed horse racetracks in Ontario. The Alcohol and Gaming Commission of Ontario, or the AGCO, regulates all respects of the conduct of VLT operations in the province of Ontario. The OLGC conducts VLT operations at Flamboro Downs racetrack. See also "— Our Properties — Flamboro Downs".

Our Real Estate Portfolio

        As of December 31, 2003, the aggregate net book values of our real estate are as follows:

($ millions)
Revenue-Producing Racing Real Estate	529.2
Excess Racing Real Estate	97.2
Development Real Estate	122.6
Revenue-Producing Non-Racing Real Estate	80.6
Non-Core Real Estate	9.3

Total	838.9

        Only negligible gains on the sale of our non-core real estate were included in our income before income taxes for the year ended December 31, 2003, whereas such gains amounted to $2.2 million in 2002 and $20.4 million in 2001. Although we may realize some gains from sales of our non-core real estate over the next year or so, we expect those gains to be reduced to zero as the balance of our non-core real estate is sold. We are actively marketing and intend to continue to sell the balance of our non-core real estate in order to provide capital to grow and enhance our racing business; accordingly, we are currently servicing, improving and seeking zoning and other approvals for some of this real estate in order to enhance its value on sale. See "— Risk Factors — Our operating income includes gains from the sale of non-core real estate, which sales may soon cease, causing our future operating income and cash flow to decrease".

        We currently have substantial holdings of excess racing real estate, revenue-producing non-racing real estate and non-core real estate in excess of that needed to support our racetrack operations. We are continually re-evaluating each of these holdings in relation to our core business activities. We will, from time to time, sell or otherwise monetize some or all of these real estate holdings in order to fund the growth of our core racing operations and related businesses. The aggregate net book value of these excess racing real estate assets as of December 31, 2003 was approximately $187.1 million.

        Included in our excess racing real estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park, Laurel Park and Pimlico Race Course, totaling approximately 314 acres. We are considering a variety of options with respect to this land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing. In the fourth quarter of 2003, we sold approximately 16 acres of excess racing real estate located at Golden Gate Fields. The property was sold for $8.5 million. In the prior year, the property was written down to reflect this value. In the fourth quarter of 2003, the proceeds of $8.5 million were recorded in non-wagering revenues and the cost was reflected in operating costs.

        Our development real estate includes: approximately 609 acres of land in Ebreichsdorf, Austria, located approximately 20 miles south of Vienna, Austria, on which we have almost completed development of a horse racetrack and gaming facility. Our other development real estate, which is largely undeveloped, includes approximately 110 acres of land in Oberwaltersdorf, Austria, also located approximately 20 miles south of Vienna; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 435 acres of land in Ocala, Florida; approximately 157 acres of land in Palm Beach County, Florida, adjacent to our Palm Meadows training facility, which is currently in the initial stages of development as a residential community; and approximately 21 acres of land in Aurora, Ontario, adjacent to one of our golf courses, which is currently under development as a residential community.

        Our revenue-producing non-racing real estate consists of two golf courses that we own and operate, Fontana Sports and Magna Golf Club. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a tennis club and a clubhouse which contains a dining facility, a pro shop and a fitness facility. The Magna Golf Club, an 18-hole golf course in Aurora, Ontario, adjacent to our and Magna International Inc.'s headquarters approximately 30 miles north of Toronto, opened in May 2001. The clubhouse was completed in the spring of 2002 and contains a dining facility, a members' lounge, a pro shop and a fitness facility.

        Pursuant to an access arrangement effective as of March 1, 1999, Magna International Inc. has paid us an annual fee of 2.5 million Euros (approximately $3.1 million) to access the Fontana Sports golf course and related recreational facilities for Magna International Inc.-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports was payable until March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna International Inc. has also paid us an annual fee of Cdn. $5.0 million (approximately $3.9 million) to access the Magna Golf Club. The access fee relating to the Magna Golf Club was payable until December 31, 2003. We are continuing to explore various means of monetizing or improving the returns from Fontana Sports and the Magna Golf Club. Our objective would be to realize at least the net book values of these properties from any sale; however, should we be unable to do so, we would consider extending the current access arrangements. To that end, there have been recent negotiations with Magna International Inc., aimed at reaching mutually acceptable terms for the renewal of the access arrangements in respect of these golf courses. Please see " — Risk Factors — The access agreements with Magna International Inc. relating to the use of our golf courses have expired and this may result in a writedown of the carrying value of our golf courses." The Fontana Sports and Magna Golf Club properties are both subject to rights of first refusal in favor of Magna International Inc. if we decide to sell either of them.

Environmental Matters

        We are subject to a wide range of requirements under environmental laws and regulations relating to wastewater discharge, waste management and storage of hazardous substances. Those requirements include United States Environmental Protection Agency and state regulations that address the impacts of manure and wastewater generated by concentrated animal feeding operations ("CAFOs") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. Historically, environmental laws and regulations have not had a material adverse effect on our financial condition and operating results.

        Portland Meadows racetrack has obtained a National Pollutant Discharge Elimination System permit from Oregon State Environmental authorities for storm water from the backstretch, pursuant to a number of conditions including sampling, best management practices and physical separation of the manure contact and non-contact runoff. The first phase of this separation is to be accomplished by September 2004 and the second phase by September 2005. Engineering designs are being prepared and the preliminary estimated total cost is $500,000.

        Our receipt of the necessary regulatory permits and other approvals to operate the Palm Meadows facility is conditional on our agreement to haul horse manure off-site on an interim basis, to post a performance bond to service such obligation, and to have received all required permits and other approvals for such facility, commenced construction and posted a performance bond by November 15, 2003, and to ensure the completion of the treatment facility by November 15, 2004. In the event of a breach of any of those timelines, we will be forced to cease operations at Palm Meadows. The performance bond has been obtained and construction of such facility is progressing with an anticipated completion date of June 2004.

        Negotiations are proceeding between The Maryland Jockey Club and Maryland Environmental Authorities regarding the terms of a consent order pertaining to the implementation of measures to contain wastewater discharges. The cost and timing of such measures have not yet been determined.

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

Employees

        As of December 31, 2003, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

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

        If any of the following risks, or any of the risks described in the other documents we file with the SEC and Canadian securities regulatory authorities, actually occur, our business, financial condition, operating results and prospects could be materially adversely affected. In that case, our ability to make payments of principal and interest on our debt securities may be limited and the trading price of the shares of our Class A Subordinate Voting Stock or other securities could decline substantially and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock or other securities held by them.

Risks Regarding Our Company

        We are a relatively new company with a short history of racetrack operations. We must successfully integrate recent racetrack acquisitions or our operating results may be adversely affected.

        We were incorporated approximately five years ago and acquired our first racetrack in December 1998. Accordingly, although all our racetracks have been in operation for some time, we have a relatively short history of owning and operating racetracks. The acquisition of Santa Anita Park was completed in December 1998, the acquisition of Gulfstream Park was completed in September 1999, the acquisition of Remington Park and Thistledown was completed in November 1999, the acquisition of Golden Gate Fields was completed in December 1999, the acquisition of Great Lakes Downs was completed in February 2000, the acquisition of Bay Meadows was completed in November 2000, the acquisition of The Meadows was completed in April 2001, the acquisition of Multnomah Greyhound Park was completed in October 2001, the acquisition of Lone Star Park at Grand Prairie was completed in October 2002, the acquisition of Pimlico Race Course and Laurel Park was completed in November 2002 and the acquisition of Flamboro Downs was completed in April 2003. The Portland Meadows facility commenced operations under our management in July 2001 and we assumed the management of the racing operations of Colonial Downs in November 2002. Maroñas, the national racetrack of Uruguay, located in Montevideo, re-opened with our assistance in June 2003. Prior to their respective acquisitions or management agreements with us, most of these racetracks had been operated separately under different ownership. Completing the integration of these businesses into our operations will require a significant dedication of management resources and further expansion of our information and other operating systems.

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

        We may require substantial additional financing in order to expand and improve our operations, including financing related to alternative gaming facilities, if any such opportunities are available to us. It is possible that such financing will not be available or, if available, will not be available on terms that are favorable to us. On October 10, 2003, we amended and extended our revolving credit facility as a $50 million senior credit facility maturing on October 8, 2004. As of March 10, 2004, we had no borrowings under this facility but had issued letters of credit totaling $21.6 million. There can be no assurance that the amounts, terms and conditions involved in a renewal of the facility will be favorable, or that we will be able to renew the facility at all in October 2004. If we are unable to obtain substantial additional financing on favorable terms, or at all, we may not be able to expand and improve our operations, which could have a material adverse effect on our future profitability.

        Our senior revolving credit facility imposes important restrictions on us.

        Our senior revolving credit facility, which matures on October 8, 2004, requires us to maintain a net debt to earnings before interest, taxes, depreciation and amortization ratio not greater than 3.5 to 1, an interest coverage ratio not lower than 1.5 to 1 and a senior interest coverage ratio not lower than 2.5 to 1, each as calculated under the facility. This revolving credit facility is secured by mortgages on our Santa Anita and Golden Gate racetracks. The credit agreement also contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial ratios and comply with these covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. In particular, it is possible that we may not be able to meet the financial covenants under our $50.0 million senior, revolving credit facility at the quarterly reporting dates during the remaining term of the facility. Failure to comply with these restrictions may result in the occurrence of an event of default under the senior, revolving credit facility. Upon the occurrence of an event of default, the lender may terminate the senior, revolving credit facility, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit outstanding under the facility, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

        Our operating income includes gains from the sale of non-core real estate, which sales may soon cease, causing our future operating income and cash flow to decrease.

        Approximately 0.2%, 9.1% and 39.5% of our earnings before interest, taxes, depreciation and amortization, before write-downs, for the years ended December 31, 2003, 2002 and 2001, respectively, resulted from gains from non-core real estate sales. Although we may realize some gains from sales of our non-core real estate over the next year or so, we expect those gains to be reduced to zero as the balance of our non-core real estate portfolio is sold. Additionally, our short-term and annual operating income and cash flow may be adversely affected by decreases in non-core real estate sales. If we do not replace these gains or offset these decreases with additional operating income and cash flow from our racetrack operations and other sources, our future operating income and cash flow will decline.

  Our business is heavily concentrated at certain of our racetracks.

        Six of our racetracks, Santa Anita Park, Laurel Park, Pimlico Race Course, Gulfstream Park, Lone Star Park at Grand Prairie and Golden Gate Fields accounted for approximately 65.5% of our revenue while three of our racetracks, Santa Anita Park, Gulfstream Park and Flamboro Downs, accounted for approximately 222.3% of our earnings before interest, taxes, depreciation and amortization, before write-downs, for the year ended December 31, 2003. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could adversely affect our operating results. Additionally, certain of our other racetrack properties have experienced operating losses before interest, income taxes, depreciation and amortization over the past three years. The operating performance of these racetracks may not improve in the future.

        The current lease of the Bay Meadows property expires on December 31, 2004 and may not be renewed.

        The lease of our Bay Meadows property is scheduled to expire on December 31, 2004. We are uncertain as to the likelihood of the further renewal of this lease beyond December 31, 2004 or the terms upon which such renewal may be achieved. We are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack, to conduct the racing dates currently held at Bay Meadows after the expiry of the lease term. There can be no assurance that we will be successful in obtaining the necessary regulatory approvals to run these racing dates at another racetrack operated by us in northern California if the lease is not extended. If the Bay Meadows lease is not renewed on comparable terms or if the lease is not renewed at all and we conduct the Bay Meadows racing dates at another of our racetracks, we may suffer a reduction in revenues and earnings, which would materially adversely affect our operating results.

        In the state of Maryland, our revenue sharing and operations agreement with the owner of Rosecroft Raceway may not be assumed by the intended purchaser of the assets of Rosecroft Raceway, and in any event, such agreement terminates on April 30, 2004.

        The Maryland Jockey Club, the trade name for the entities that own and operate Pimlico and Laurel Park, is a party to a Cross-Breed Horseracing Revenue Sharing and Operations Agreement (the "Maryland Revenue Sharing Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Revenue Sharing Agreement was effective as of January 1, 2000 and was to expire on March 31, 2004, however, an agreement has been reached to extend it for a further 30 days on similar terms and conditions, expiring April 30, 2004.

        The Maryland Revenue Sharing Agreement provides for wagering to be conducted, both day and night, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland OTBs operated by them. Under the agreement, wagering revenue from these sources is pooled and certain expenses and obligations are pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue is then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. This agreement was entered into to resolve all issues relating to Maryland law, which prevents thoroughbred tracks in Maryland from offering live racing or accepting simulcast wagering after 6:15 p.m. without Rosecroft's consent and the federal Interstate Horseracing Act which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that Pimlico or Laurel are running live races.

        It was announced in 2003 that Centaur, Inc. ("Centaur") had entered into an agreement with Cloverleaf to purchase Rosecroft. However, in November 2003, Centaur apparently failed to meet certain conditions of the purchase agreement and Cloverleaf solicited bids from competing purchasers for Rosecroft. In December 2003, it was announced that Northwind Racing LLC ("Northwind") was selected as the winning bidder for Rosecroft. Subsequently, Centaur has filed suit against both Cloverleaf and Northwind seeking to complete its purchase of Rosecroft. Furthermore, in February 2004, Northwind announced that it intended to partner with Greenwood Racing, Inc. for the purchase of Rosecroft.

        In the event of the non-assumption by the successful purchaser of Rosecroft or the expiry of the Maryland Revenue Sharing Agreement, we will be required to renegotiate an agreement with such purchaser. Such renegotiation, or the failure to reach a new agreement, may result in a decline in the revenues of The Maryland Jockey Club which would materially adversely affect our operating results.

        We are controlled by MI Developments Inc. and therefore MI Developments Inc. is able to prevent any takeover of us by a third party.

        MI Developments Inc. owns all our Class B Stock, which is entitled to 20 votes per share, and approximately 4.36 million shares of our Class A Stock, and therefore is able to exercise approximately 96% of the total voting power of our outstanding stock. It is therefore able to elect all our directors and to control us. As a result, MI Developments Inc. is able to cause or prevent a change in our control.

        Our relationship with MI Developments Inc. is not at "arm's length", and therefore MI Developments Inc. may influence us to make decisions that are not in the best interests of our other stockholders.

        Our relationship with MI Developments Inc. is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor (and in the risks described below in "— Risks Relating to Our Securities — Sales of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain other of our significant stockholders under our effective registration statements could depress our stock price"), two members of our board of directors are also members of MI Development Inc.'s board of directors, including our chairman, who is also the chairman of MI Developments Inc. In some cases, the interests of MI Developments Inc. may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. MI Developments Inc. is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and MI Developments Inc. may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised. See " — Our History".

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

        We may be unable to obtain, maintain or renew all governmental licenses, registrations, permits and approvals necessary for the operation of our pari-mutuel wagering and other gaming facilities. Licenses to conduct live horse racing and simulcast wagering must be obtained from each jurisdiction's regulatory authority, in many cases annually. In addition, licenses or approvals to conduct account wagering must be obtained in certain jurisdictions in which our account wagering customers reside, in many cases annually. The denial, loss or non-renewal of any of our licenses, registrations, permits or approvals may materially limit the number of races we conduct or the form or types of pari-mutuel wagering we offer, and could have a material adverse effect on our business. In addition, we currently devote significant financial and management resources to complying with the various governmental regulations to which our operations are subject. Any significant increase in governmental regulation would increase the amount of our resources devoted to governmental compliance, could substantially restrict our business, and could materially adversely affect our operating results.

        The passage of legislation permitting alternative gaming at racetracks, such as slot machines, VLTs and other forms of non-pari-mutuel gaming, can be a long and uncertain process. A decision to prohibit, delay or remove alternative gaming rights at racetracks by the government or the citizens of a state, or other jurisdiction, in which we own or operate a racetrack, could adversely affect our business or prospects.

        There has been speculation, by members of the media, investment analysts and our employees and other representatives, as to the probability and potential impact of the passage of legislation permitting alternative gaming at racetracks in various states in the United States. This has been especially prevalent over the last 16 months with the conclusion of the mid-term elections in November 2002, and as alternative gaming at racetracks has become an issue for consideration in some states.

        While certain candidates who publicly advocated alternative gaming at racetracks were elected, there can be no assurance that alternative gaming at racetracks will become permitted in those states, or if it does, what the timetable, conditions, terms of income or revenue sharing, or other feasibility factors will be. It is possible that public reaction or other factors may cause these persons to change their stance on this issue or call for a public referendum to determine whether and how to proceed. It is also difficult to predict accurately which issues will become priority agenda items during a legislative session.

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

        The regulatory risks and uncertainties that are inherent in the conduct of alternative gaming also apply in other jurisdictions outside the United States. In the province of Ontario, the location of Flamboro Downs, racetracks are permitted to serve as landlord to VLT operations conducted by a government corporation. Under that arrangement, the racetrack retains 20% of the "net win" (slot machine revenues minus payout to slot players), with one-half of that amount distributed to the horsemen and the other half being retained by the racetrack owner. There can be no assurance as to how long this arrangement will continue, or, if it does, whether the terms will remain the same. Similarly, we have almost completed development of a horse racetrack combined with a gaming and entertainment center on property located approximately 20 miles south of Vienna, Austria, in anticipation of concluding joint venture negotiations with an Austrian third party and receiving the requisite racing and gaming licenses. Ultimately, those negotiations may not be successful or we may not obtain the necessary licenses. If we are unable to complete this development as planned, we may record a substantial write-down of the carrying value of this property.

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

        From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for account wagering. For example, on June 13, 2003, the United States House of Representatives approved a bill in the form of the Unlawful Internet Gambling Funding Prohibition Act that, if enacted, would prohibit the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The United States Senate Banking, Housing and Urban Affairs Committee adopted a different bill with a similar effect on August 31, 2003; however, this bill still needs to be considered by the full Senate. While each of these recent bills contains exemptions which we believe are intended at the very least to permit such funding for account wagering under certain conditions in states that authorize pari-mutuel account wagering, it is unclear whether and to what extent such exemptions will remain in any Internet gambling funding bill that ultimately may be enacted, or the extent to which we will be able to utilize those exemptions with respect to our account wagering operations as currently conducted. Moreover, although it is difficult to predict the ultimate chances for passage of any given legislation, it is anticipated that legislation will continue to be introduced in the United States Congress or elsewhere that will seek to restrict, regulate or potentially ban altogether Internet gambling. Furthermore, even in the absence of legislation, certain financial institutions have begun to block the use of credit cards issued by them for Internet gambling, either voluntarily or as part of a settlement with the office of the Attorney General for New York. Legislation or actions of this nature, if enacted or implemented without providing for a meaningful exception to allow account wagering to be conducted as it is currently being conducted by the U.S. horse racing industry, could inhibit account wagering by restricting or prohibiting its use altogether or, at a minimum, by restricting or prohibiting the use of credit cards and other commonly used financial instruments to fund wagering accounts. If enacted or implemented, these or any other forms of legislation or practices restricting account wagering could cause our business and its growth to suffer.

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

  •
  prohibiting Internet gambling that was not already authorized within the United States or among parties in the United States and any foreign jurisdiction;

  •
  limiting the expansion of gambling into homes through such mediums as account wagering; and

  •
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

        We face significant competition in each of the jurisdictions in which we operate racetracks and we expect this competition to intensify as new racetrack operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. In addition, the introduction of legislation enabling slot machines or VLTs to be installed at racetracks in certain states allows those racetracks to increase their purses and compete more effectively with us for horse owners, trainers and customers. One of our competitors, Churchill Downs Inc., has been in operation for a much longer period of time than we have and may have greater name recognition. Competition from existing racetrack operators, as well as the addition of new competitors, may hurt our future performance and operating results.

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

        Internet and other account wagering gaming services allow their customers to wager on a wide variety of sporting events and casino games from home. The National Gambling Impact Study Commission's June 1999 report estimated that there were over 250 on-line casinos, 64 lotteries, 20 bingo games and 139 sports wagering services offering gambling over the Internet. Total industry-wide Internet gaming revenues are estimated to have grown from approximately $1.1 billion in 1999 to approximately $2.5 billion in 2001, according to Bear, Stearns & Co. Inc. in its 2002-2003 North American Gaming Almanac. That report also estimated 2002 total industry-wide Internet gaming revenues at $3.5 billion and projected a 2003 level of $4.2 billion. Although many on-line wagering services are operating from offshore locations in violation of U.S. law by accepting wagers from U.S. residents, they may divert wagering dollars from legitimate wagering venues such as our racetracks and account wagering operations. Moreover, our racetrack operations generally require greater ongoing capital expenditures in order to expand our business than the capital expenditures required by Internet and other account wagering gaming operators. Currently, we cannot offer the diverse gaming options provided by many Internet and other account wagering gaming operators and may face significantly greater costs in operating our business. Our inability to compete successfully with these operators could hurt our business.

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

        In March 2000, the California state constitution was amended, resulting in the expansion of gaming activities permitted to be conducted by Native American groups in California. This may lead to increased competition and may have an adverse effect on the profitability of Santa Anita Park, Golden Gate Fields and Bay Meadows and our future growth in California. It may also affect the purses that those tracks are able to offer and therefore adversely affect our ability to attract top horses.

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

        The full impact on the horseracing industry of the Pick 6 controversy, which arose from fraudulent conduct in connection with certain Pick 6 wagers made on the 2002 Breeders' Cup hosted by Arlington Park in Chicago, Illinois, is still uncertain. A perceived lack of integrity or security could result in a decline in bettor confidence, and would likely lead to a decline in the amount wagered on horse racing. Further negative publicity concerning the Pick 6 controversy, further negative information being discovered as a result of the FBI or any other investigation, and any negative information concerning the internal controls and security of the totalisator systems may materially reduce the amount wagered on horse racing and the revenue and earnings of companies engaged in the horse racing industry, including us. The Pick 6 controversy has also caused the horse racing industry to focus on another area of bettor concern, late odds changes, which sometimes occur as odds updates in the totalisator system cause significant changes in the odds after a race has commenced. The Pick 6 controversy and this industry focus on late odds changes may lead to changes in legislation, regulation, or industry practices, which could result in a material reduction in the amount wagered on horse racing and in the revenue and earnings of companies engaged in the horse racing industry, including us.

        If we pay persons who place fraudulent "winning" wagers, we would remain liable to pay the holders of the proper winning wagers the full amount due to them.

        We may be subject to claims from customers for fraudulent "winning" wagers. If we paid those claims, we would remain liable to the holders of the proper winning wagers for the full amount due to them and would have the responsibility to attempt to recover the money that we paid on the fraudulent claims. We may not be able to recover that money, which would adversely affect our operating results.

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

        We provide management services to Colonial Downs and Maroñas pursuant to management contracts which are dependent on third party actions and events over which we have limited control.

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

        The revenues that we receive by providing management services to Maroñas, a thoroughbred racetrack in Montevideo, Uruguay, are somewhat dependent on the business strategy of Maroñas, over which we have limited control. These revenues are also highly dependent on Maroñas' ability to maintain licenses and permits pursuant to which it operates under the law of Uruguay and over which we have limited control.

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

        As of December 31, 2003, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

        Legislation enacted in California in 2002 could facilitate the organization of backstretch personnel in that state. A strike by backstretch personnel could, even though they are not our employees, lead to lost revenues and therefore adversely affect our operating results.

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

        In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by each of the three main totalisator companies operating in North America, including Amtote International, Inc. in which we own a 30% equity interest. These totalisator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data. The loss of any of the totalisator companies as a provider of these critical services would decrease competition in the market for those services and could result in an increase in the cost to obtain them. Additionally, the failure of the totalisator companies to keep their technology current could limit our ability to serve customers effectively, develop new forms of wagering, or ensure a sufficient level of wagering security. Because of the highly specialized nature of these services, replicating these totalisator services would be expensive.

  A decline in general economic conditions could adversely affect our business.

        Our operations are affected by general economic conditions, and therefore our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our customers having less discretionary income to wager on horse racing. In 2002 and 2003, the weak U.S. economy had a negative impact on our operating results and if the economy deteriorates further, the consequent reduction in our revenues could have a material adverse effect on our operating results.

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

        At times, it may be difficult for us to dispose of or otherwise monetize some of our non-core real estate, excess racing real estate and revenue-producing non-racing real estate. The costs of holding real estate may be high and, during a recession, we may be faced with ongoing expenditures with little prospect of earning revenue on our non-core real estate and excess racing real estate properties. If we have inadequate cash reserves or credit facilities, we may have to dispose of properties at prices that are substantially below the prices we desire, and in some cases, below the prices we originally paid for the properties, which may materially adversely affect our financial condition and our growth plans.

        The access agreements with Magna International Inc. relating to the use of our golf courses have expired and this may result in a write-down of the carrying value of our golf courses.

        Pursuant to an access arrangement effective as of March 1, 1999, Magna International Inc. paid us an annual fee of 2.5 million Euros to access the Fontana Sports golf course and related recreational facilities for Magna-sponsored corporate and charitable events, as well as for business development purposes. The agreement expired on March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna International Inc. also paid us an annual fee of Cdn.$5.0 million to access the Magna Golf Club. This agreement expired on December 31, 2003. There have been recent negotiations with Magna International Inc. aimed at reaching mutually acceptable terms for the renewal of the access arrangements in respect of these golf courses. The terms of any sale or extension of the access arrangements will determine whether a writedown of the carrying value of these properties is required. The amount of such write-downs, if any cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that we will be successful in either concluding a sale of each of the golf courses, or entering into agreements to extend the access arrangements for such courses, on acceptable terms. If the access agreements are not renewed on favorable terms or not renewed at all, we may suffer a reduction in revenues and earnings, which would materially adversely affect our operating results.

        We require governmental approvals for some of our properties which may take a long time to obtain or which may not be granted, either of which could materially adversely affect our existing business or our growth.

        Some of our properties will require zoning and other approvals from local government agencies. The process of obtaining these approvals may take many months and we might not obtain the necessary approvals. Furthermore, in the case of certain land to be held by us in Aurora, Ontario, the transfer of this land to us from Magna International Inc. is conditional on our obtaining permission to sever the land from adjoining properties and other approvals. If we do not obtain these approvals, we may not ultimately acquire this land. Holding costs, while regulatory approvals are being sought, and delays may render a project economically unfeasible. If we do not obtain all of our necessary approvals, our plans, growth and profitability could be materially adversely affected.

        If we decide to proceed with redevelopment projects at any of our racetracks, we may need to write down the value of certain assets and will likely suffer a temporary disruption of our racing operations.

        We have deferred a decision on the proposed redevelopment of Gulfstream Park in Florida and the entire stable area at Laurel Park in Maryland. Any redevelopment would require the demolition of a substantial portion of the current buildings and related structures, including the grandstand and turf club at Gulfstream Park and the demolition of certain assets at Laurel Park. The aggregate carrying value of these assets as of December 31, 2003 is $21.1 million and $4.0 million, respectively. If we decide to proceed with a redevelopment at Gulfstream Park or Laurel Park and obtain the approval of our board of directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

        If we proceed with the redevelopment of either racetrack, we would schedule the project to minimize any interference with the racing season. However, with any project of this magnitude, there is a significant risk of a temporary disruption of our operations during a racing season, resulting in a reduction of the revenues and earnings generated at the racetrack under redevelopment.

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

        We are currently subject to an agreement with the Maryland Racing Commission that requires us to expend at least $15 million on capital improvements and renovations to the Laurel Park and Pimlico racetracks and the thoroughbred training facility in Bowie, Maryland, together with their related facilities and operations, between January 1, 2003 and June 30, 2004. We will endeavor to schedule the work for these expenditures to minimize interference with the respective racing seasons, but given the short timeline, that cannot be assured. If there is interference with the racing seasons of either of Pimlico or Laurel Park, or the project plans are not completed according to schedule, it could result in a reduction in the revenues and earnings generated at those racetracks.

        We face strict environmental regulation and may be subject to liability for environmental damage, which could materially adversely affect our financial results.

        We are subject to a wide range of requirements under environmental laws and regulations relating to waste water discharge, waste management and storage of hazardous substances. Compliance with environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. For example, we were involved in a dispute with the United States Environmental Protection Agency involving the Portland Meadows racetrack, which caused us to postpone the planned opening of the 2001-2002 meet at that facility on September 1, 2001 and also to conclude the 2001-2002 meet early, on February 10, 2002.

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

        Any of these environmental issues could have a material adverse effect on our business. See "Environmental Matters".

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

  •
  our historical and anticipated operating results;

  •
  the announcement of new wagering and gaming opportunities by us or our competitors;

  •
  the passage or anticipated passage of legislation affecting horse racing or gaming;

  •
  developments affecting the horse racing or gaming industries generally;

  •
  sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares. We have an effective shelf registration statement outstanding that permits us to sell up to $300,000,000 of certain types of debt and/or equity securities. As of March 10, 2004, we have not sold any securities registered under this shelf registration statement;

  •
  sales or the expectation of sales by MI Developments Inc. of a portion of our shares held by it, or by our other significant stockholders; and

  •
  a shift in investor interest away from the gaming industry, in general.

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

        Sales of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain other of our significant stockholders under our registration statements could depress our stock price.

        As of March 10, 2004, MI Developments Inc. owns, directly or indirectly, 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). In addition, we have an effective registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. A total of 4,793,043 shares were initially registered pursuant to that registration statement. We also have effective registration statements covering up to 8,823,529 shares of our Class A Subordinate Voting Stock issuable upon the conversion of $75.0 million aggregate outstanding principal amount of our 7 1/4% Convertible Subordinated Notes due December 15, 2009 and up to 21,276,595 shares of our Class A Subordinate Voting Stock issuable upon the conversion of $150.0 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, either by MI Developments Inc. or under our registration statements, could depress the prevailing market price of our Class A Subordinate Voting Stock.

  We have no current plans to pay dividends and may never pay dividends.

        We have not paid any dividends to date on our Class A Subordinate Voting Stock and we do not anticipate declaring or paying cash dividends until we generate after-tax profits, if ever. See "Dividends and Dividend Policy".

  Our debt securities are subject to risks associated with debt financing.

        Our debt securities are subject to the following risks associated with debt financing:

  •
  the risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

  •
  the risk that, to the extent that we maintain floating rate indebtedness, interest rates will fluctuate; and

  •
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

  •
  our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on terms favorable to us;

  •
  a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations; and

  •
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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

        Our Class A Subordinate Voting Stock is listed and traded on the Nasdaq National Market under the symbol "MECA" and on the Toronto Stock Exchange under the symbol "MEC.A". The Class A Subordinate Voting Stock commenced trading on the Nasdaq National Market on February 23, 2000 and closed at a price of $3.06 per share, and on the Toronto Stock Exchange on February 23, 2000 where it closed at a price of Cdn. $4.60 per share. The following table sets forth for the calendar periods indicated the high and low sale prices per share of the Class A Subordinate Voting Stock as reported by the Nasdaq National Market ("Nasdaq") and the Toronto Stock Exchange ("TSX").

	Nasdaq		TSX
	High	Low	High	Low
2002:
First Quarter	$10.25	$6.41	Cdn. $16.50	Cdn. $10.25
Second Quarter	$8.65	$5.80	Cdn. $13.61	Cdn. $9.00
Third Quarter	$6.99	$3.15	Cdn. $10.75	Cdn. $5.40
Fourth Quarter	$7.49	$4.95	Cdn. $11.68	Cdn. $7.80
2003:
First Quarter	$6.32	$4.21	Cdn. $9.77	Cdn. $6.25
Second Quarter	$5.38	$3.99	Cdn. $7.74	Cdn. $5.48
Third Quarter	$5.15	$3.55	Cdn. $7.24	Cdn. $5.00
Fourth Quarter	$5.94	$3.94	Cdn. $7.88	Cdn. $5.50
2004:
First Quarter (through March 10, 2004)	$6.00	$4.71	Cdn. $7.85	Cdn. $6.25

        On March 10, 2004, the last sale price of the Class A Subordinate Voting Stock as reported by the Nasdaq National Market was $5.43 and by the Toronto Stock Exchange was Cdn. $7.03.

        On February 26, 2003, the trading symbol for our Class A Subordinate Voting Stock was changed from "MIEC" to "MECA" on the Nasdaq National Market and from "MIE.A" to "MEC.A" on the Toronto Stock Exchange.

        Our Class B Stock is unlisted and not actively traded.

        The number of securityholders of record as of March 10, 2004 was as follows: Class A Subordinate Voting Stock: 634; Class B Stock: two.

Dividends and Dividend Policy

        We have never declared or paid dividends on our Class A Subordinate Voting Stock or Class B Stock and we do not anticipate declaring or paying cash dividends until we generate after-tax profits, if ever. The holders of our Class A Subordinate Voting Stock and our Class B Stock are entitled to receive their proportionate share of dividends declared by our board of directors, except in the case of certain stock dividends. Any dividends will be declared on our Class A Subordinate Voting Stock and Class B Stock in accordance with our restated certificate of incorporation, including our Corporate Constitution, which sets forth certain dividend entitlements for our stockholders if we generate after-tax profits, subject to applicable law.

Recent Sales of Unregistered Securities

        On June 2, 2003, we completed the sale of $100 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010 in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S and Rule 144A. The initial purchaser of the 8.55% Convertible Subordinated Notes, Bank Austria Creditanstalt AG, exercised in full its option to purchase an additional $50 million of the 8.55% Convertible Subordinated Notes on June 24, 2003. For a description of the 8.55% Convertible Subordinated Notes, please read the section entitled "Description of the Convertible Notes" in the prospectus included in our registration statement on Form S-3 (File number 333-107368), initially filed with the SEC on July 25, 2003 (and as amended on Form S-3/A on September 26, 2003, and September 30, 2003), which is incorporated by reference herein.

Equity Compensation Plan Information

        The information regarding our equity compensation plans required in this Item 5 is incorporated herein by reference from the section of our Proxy Statement entitled "Executive Compensation — Long Term Incentive Plan", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2003.

Item 6.    Selected Financial Data

        The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 1999 (as filed with our Annual Report for the fiscal year ended December 31, 1999), December 31, 2000 (as filed with our Annual Report for the year ended December 31, 2000), December 31, 2001 (as filed with our Annual Report for the year ended December 31, 2001), December 31, 2002 (as filed with our Annual Report for the year ended December 31, 2002) and December 31, 2003 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Position" included in this Annual Report.

(U.S. dollars in thousands, except per share figures)

	Year Ended December 31,
Income Statement Data(1):
	1999	2000	2001	2002	2003
Racing Revenues	$164,946	$355,249	$459,411	$522,621	$687,165
Real Estate and Other Revenues	21,914	58,314	59,650	26,600	21,770

Total Revenues	$186,860	$413,563	$519,061	$549,221	$708,935

Costs and Expenses
Racing costs and expenses	$155,263	$341,017	$430,282	$503,210	$671,588
Real estate and other costs and expenses	21,820	50,717	37,090	22,605	21,580
Depreciation and amortization	7,924	20,061	26,194	22,834	31,897
Write-down of long-lived and intangible assets	—	—	—	17,493	134,856
Write-down of excess real estate	—	—	—	5,823	—
Equity income	—	—	—	(463)	(1,153)
Interest expense (income), net	(920)	215	2,682	709	13,620

Income (loss) before income taxes	$2,773	$1,553	$22,813	$(22,990)	$(163,453)

Net income (loss)	$(62)	$441	$13,464	$(14,395)	$(105,097)

Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock and Exchangeable Share:
Basic	$0.00	$0.01	$0.16	$(0.14)	$(0.98)

Diluted	$0.00	$0.01	$0.16	$(0.14)	$(0.98)

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year (in thousands):
Basic	78,686	80,422	82,930	100,674	107,143
Diluted	78,686	80,424	83,242	100,674	107.143
	Year Ended December 31,
Other Data:
	1999	2000	2001	2002	2003
EBITDA(2)	$9,777	$21,829	$51,689	$553	$(117,936)
Capital expenditures(3)	54,762	30,418	32,278	97,741	102,238
Cash provided from (used for)
Operating activities	15,226	(16,109)	25,629	20,186	13,804
Investment activities	(215,398)	(35,255)	(7,546)	(226,249)	(109,259)
Financing activities	238,458	32,906	(10,159)	249,175	100,847
	At December 31,
Balance Sheet Data(1):
	1999	2000	2001	2002	2003
Cash and cash equivalents	$50,660	$31,976	39,212	$87,681	$99,807
Real estate properties and fixed assets, net	564,789	568,265	574,677	752,130	870,225
Total assets	760,353	781,039	857,773	1,256,805	1,322,940
Total debt(4)	45,884	83,706	85,901	254,558	404,937
Shareholders' equity	547,087	541,788	567,854	720,902	657,054

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

(3)
Capital expenditures include both maintenance and strategic capital expenditures less the cost of real estate acquired.

(4)
Total debt includes bank indebtedness, long-term debt (including long-term debt due within one year) and convertible subordinate notes.

GAAP and Non-GAAP Financial Measures

        We evaluate the operating and financial performance of our business using several measures, including revenue, EBITDA (defined as income (loss) before interest, taxes, depreciation and amortization), income (loss) before income taxes, net income (loss) and diluted earnings (loss) per share. We measure and present EBITDA because it is a measure that is widely used by analysts and investors in evaluating our operating performance. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles.

        The following table reconciles our non-GAAP financial measures to the accompanying financial statements:

Reconciliation of Non-GAAP to GAAP Financial Measures

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(U.S. dollars in thousands) (unaudited)
Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")
Income (loss) before income taxes	$2,773	$1,553	$22,813	$(22,990)	$(163,453)
Interest expense (income), net	(920)	215	2,682	709	13,620
Depreciation and amortization	7,924	20,061	26,194	22,834	31,897

EBITDA	$9,777	$21,829	$51,689	$553	$(117,936)

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Position

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets (harness racing). We currently operate or manage twelve thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. We also own and operate HorseRacing TV™, a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN") in July 2002. HorseRacing TV™ is currently carried on cable systems in ten states, with approximately 1.4 million subscribers. We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HorseRacing TV™. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. On August 22, 2003, we acquired a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we also own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are currently underway in a number of states in which we operate, including Maryland, Michigan and Pennsylvania. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Under new legislation recently passed by the Oklahoma Senate and House of Representatives in February 2004, and signed by the Governor of Oklahoma on March 8, 2004, which is anticipated to become effective by September 2004, Remington Park, MEC's Oklahoma City racetrack, would be permitted to operate 650 player terminals for certain kinds of electronic gaming permitted at Native American casinos in the state. Remington Park's right to operate gaming machines under the new legislation is conditional on a number of events and approvals, including the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes.

        We believe that the European marketplace offers significant potential growth for the export of MEC's horse racing. RaceON TV™ is a new service, based near Vienna, Austria, that broadcasts simultaneous televised coverage of North American horse races and other racing content directly to racetracks and off-track wagering operations outside of North America. RaceON TV™ commenced operations during the first quarter of 2004. During 2001, we commenced development of a horse racetrack and gaming facility near Vienna, Austria. The development includes dirt and turf thoroughbred tracks, a harness track, training facilities, barns and grooms' quarters. Live racing is scheduled to commence in April 2004 with 50 days annually of live racing in a mixed thoroughbred and standardbred meet. The gaming operations are is expected to open in the fall of 2004, assuming finalization of our joint venture with our Austrian partner, and will include alternative gaming, race and sportsbook betting and an entertainment venue.

        We have applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have plans to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MI Developments Inc. ("MID"), our parent company, purchased vacant land in Romulus, Michigan which may serve as the site of the proposed racetrack. We are currently discussing terms of a long-term lease of such land with MID.

        In addition to our racetracks, we own a significant real estate portfolio which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also actively seeking a developer or strategic partner for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. While we are exploring the development of some of our real estate, we intend to continue to sell our non-core real estate in order to generate additional capital to grow and enhance our racing business.

        The amounts described below are based on our consolidated financial statements, which we prepare in accordance with U.S. generally accepted accounting principles ("GAAP").

Racing Operations

        Information about our racing operations is set forth below.

			Year ended December 31, 2003
Track / Operation	Date Acquired	Local Market Population(1) (in millions)	Racing Season	Live Racing Days	Total Handle(2) (in millions) (unaudited)		Revenue(2) (in millions) (unaudited)
Santa Anita Park — Los Angeles	Dec. 1998	10.9	Jan. 1 to Apr. 20 and Dec. 26 to 31	86	$1,084.7		$145.8
			The Oak Tree Meet Oct. 1 to Nov. 9	32	374.2	(3)
Gulfstream Park — Miami	Sept. 1999	4.3	Jan. 3 to Apr. 24	89	861.7		77.9
Golden Gate Fields — San Francisco	Dec. 1999	5.2	Jan. 1 to Mar. 30 and Nov. 5 to Dec. 31	106	533.6		59.7	(4)
Bay Meadows(5) — San Francisco	Nov. 2000	5.7	Apr. 2 to Jun. 15 and Aug. 29 to Nov. 2	105	508.3		61.2
Laurel Park(6) — Baltimore	Nov. 2002	6.6	Jan. 1 to Mar. 30, Jul. 24 to Aug. 22 and Oct. 7 to Dec. 31	142	470.0		52.5
Lone Star Park — Dallas	Oct. 2002	5.1	Apr. 3 to Jul. 13 and Oct. 3 to Nov. 29	103	375.0		69.9
Pimlico Race Course(6) — Baltimore	Nov. 2002	5.2	Apr. 2 to Jun. 8 and Sep. 3 to Oct. 4	71	350.6		49.9
The Meadows — Pittsburgh	Apr. 2001	2.8	All year	207	240.2		38.7
Thistledown — Cleveland	Nov. 1999	3.0	Mar. 15 to Dec. 15	188	224.8		32.9
XpressBet™ — National	Apr. 2001	N/A	All year	N/A	128.1		29.4
Flamboro Downs(7) — Hamilton, Ontario	Apr. 2003	3.5	All year	262	101.5		27.8
Remington Park — Oklahoma City	Nov. 1999	1.1	Jun. 27 to Nov. 30	82	97.1		20.7
Portland Meadows — Portland	July 2001	2.0	Jan. 1 to Apr. 27 and Oct. 18 to Dec. 31	86	54.3		11.0
Great Lakes Downs — Muskegon, Michigan	Feb. 2000	1.2	Apr. 26 to Oct. 28	118	52.5		5.7
Multnomah Greyhound Park — Portland	Oct. 2001	2.0	Apr. 30 to Oct. 13	119	40.6		9.3

					TOTAL:		$692.4

(1)
Population residing within 40 miles of each of our racetracks, except for Santa Anita Park (30 miles), The Meadows (50 miles) and Great Lakes Downs (50 miles). Data from Urban Systems Inc.

(2)
Amounts comprising total handle and revenue include inter-company transactions for our racetracks, account wagering operations and separate OTB facilities, for both our importing and our exporting facilities.

(3)
Rental and other revenues earned from The Oak Tree Meet are included in Santa Anita Park's revenue.

(4)
Revenue excludes $8.5 million of revenue related to the sale of excess real estate in December 2003.

(5)
The Bay Meadows lease expires on December 31, 2004.

(6)
The Maryland Jockey Club manages Colonial Downs in New Kent, Virginia and Colonial Downs' network of Virginia OTB facilities. Colonial Downs had 30 days of live thoroughbred racing and 28 days of live standardbred racing during 2003. Management fees earned from the management of Colonial Downs are included in Pimlico Race Course and Laurel Park's revenue.

(7)
Includes unaudited data for a period prior to our ownership.

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

  •
  Wagers placed at our racetracks or our OTB facilities on live racing conducted at our racetracks;

  •
  Wagers placed at our racetracks' simulcast wagering venues or our OTB facilities on races imported from other racetracks;

  •
  Wagers placed at other locations (e.g., other racetracks, OTB facilities or casinos) on live racing signals exported by our racetracks; and

  •
  Wagers placed by telephone or over the Internet by customers enrolled in our national account wagering program, XpressBet™.

        Wagers placed at our racetracks or our OTB facilities on live racing conducted at one of our racetracks produce more net revenue for us than wagers placed on imported racing signals, because we must pay the racetrack sending us its signal a fee generally equal to 3% to 4% of the amount wagered on its race. Wagers placed on imported signals, in turn, produce more revenue for us than wagers placed on our signals exported to off-track venues (i.e., other racetracks, OTB facilities or casinos), where we are paid a commission generally equal to only 3% to 4% of the amount wagered at the off-track venue on the signal we export to those venues. Revenues from our telephone and Internet account wagering operations vary depending upon the source of the signal upon which the wager is placed.

        We also generate non-wagering revenues consisting primarily of commissions earned from the Flamboro Downs slot facility, food and beverage sales, program sales, admissions income, parking revenues, sponsorship revenues and revenues from the rental of our facilities to other racing operators.

        Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racetrack revenues. Such factors include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our XpressBet™ system; the number of races conducted at our racetracks and at racetracks whose signals we import and the average field size per race; our ability to attract the industry's top horses and trainers; inclement weather; and changes in the economy.

        Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2003, 2002 and 2001 as well as of those live race days during our ownership of the racetracks.

	Year ended 12/31/03		Year ended 12/31/02		Year ended 12/31/01
	Total	During Our Ownership	Total	During Our Ownership	Total	During Our Ownership
Largest Racetracks
Santa Anita Park(1)	86	86	84	84	83	83
Gulfstream Park	89	89	90	90	63	63
Golden Gate Fields	106	106	103	103	103	103
Bay Meadows	105	105	105	105	107	107
Laurel Park	142	142	107	18	110	—
Lone Star Park	103	103	103	15	107	—
Pimlico Race Course	71	71	110	—	109	—

	702	702	702	415	682	356

Other Racetracks
The Meadows	207	207	210	210	222	170
Thistledown	188	188	187	187	187	187
Flamboro Downs	262	188	257	—	259	—
Remington Park	82	82	105	105	118	118
Portland Meadows	86	86	47	47	80	28
Great Lakes Downs	118	118	118	118	127	127

	943	869	924	667	993	630

Total	1,645	1,571	1,626	1,082	1,675	986

(1)
Excludes The Oak Tree Meet which consisted of 32 days in 2003, 26 days in 2002 and 32 days in 2001.

        We recognize revenue prior to our payment of purses, stakes, awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "purses, awards and other" in our consolidated financial statements.

        Our operating costs include principally salaries and benefits, utilities, the cost of food and beverages sold, racetrack repairs and maintenance expenses, sales and marketing expenses, rent, printing costs, property taxes, license fees and insurance premiums.

        In the fourth quarter of 2003 we sold approximately 16 acres of excess real estate located at Golden Gate Fields. The property was sold for $8.5 million. In the prior year, the property was written down to reflect this value. The proceeds of $8.5 million were recorded in non-wagering revenues and the cost was reflected in operating costs. In the current year, we incurred $0.7 million of disposal costs related to this transaction.

        Upon completion of our annual business planning process, we tested our long-lived assets, racing licenses and other intangible assets for impairment. As a result of the assets' carrying value at December 31, 2003 exceeding their fair value at certain of our business units, we recognized a non-cash impairment charge of $3.9 million before income taxes ($2.6 million after income taxes), related to our long-lived assets and a non-cash impairment charge of $130.9 million, before income taxes ($79.1 million after income taxes), related to our racing licenses and other intangible assets. These charges were announced on February 5, 2004 and have been reflected in our 2003 statement of operations.

        In December 2003, we reached an agreement with the property owner on an extension of the site lease for Bay Meadows. The extension runs through December 31, 2004. The rental rate for the facility is consistent with the 2003 rental rate. Although we intend to seek an extension beyond the end of 2004, as we have in each of the past two years, we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project, which is still in the early stages of planning, is subject to regulatory and other approvals. At this time, we are uncertain as to the likelihood of renewing the Bay Meadows lease beyond December 31, 2004 or the terms upon which such renewal may be achieved. If this lease is not renewed on comparable terms or at all, or an alternative venue is not arranged, our operating results would be materially adversely affected.

        Although we are still considering a major redevelopment of our Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), we have deferred a decision on the project at the present time. Should we proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at December 31, 2003 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $21.1 million. If we decide to proceed with the Gulfstream Park Redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we decide to proceed, we would schedule the project to minimize any interference with Gulfstream Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption to our operations during a racing season and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Gulfstream Park during that season.

        We are also considering a redevelopment of the entire stable area and racetrack surfaces at Laurel Park (the "Laurel Park Redevelopment"). In the event this redevelopment were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters, along with the construction of new dirt and turf tracks. The aggregate carrying value at December 31, 2003 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $4.0 million. If we decide to proceed with the Laurel Park Redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, we would schedule the project to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption to our operations during a racing season and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

        The revenue sharing and operations agreement between The Maryland Jockey Club and the owner of Rosecroft Raceway, which was to expire on March 31, 2004, has been agreed to be extended for an additional 30 days under existing terms and conditions. If this agreement is not further renewed on comparable terms, there may be a material decline in the revenues of The Maryland Jockey Club that could materially adversely affect our operating results. At this time, we are uncertain as to the likelihood of a renewal of this agreement on comparable terms.

        In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), our wholly-owned subsidiary, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and related facilities and operations. As a result of delays in permitting of several projects related to this commitment, only $4.5 million had been spent by December 31, 2003. In addition, we have deposited $2.2 million and will deposit the remaining $3.3 million, in an escrow account to be applied to future capital expenditures and renovations.

        In December 2003, we entered into an agreement to sell the real property and buildings of MI Racing Inc. ("Great Lakes Downs") for approximately $4.2 million, which represents the net book value of these assets. The closing of the sale is subject to a number of outstanding conditions including regulatory approval and a leaseback arrangement. In January 2004, we formally requested the transfer of our racetrack license to the purchaser. Following the successful transfer of our racetrack license, we will enter into a lease arrangement pursuant to which we will continue as the facility operator.

Seasonality

        Most of our racetracks operate for prescribed periods each year. As a result, our racing revenues and operating results for any quarter will not be indicative of our racing revenues and operating results for any other quarter or for the year as a whole. Because four of our largest racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter generating the largest operating loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results.

Real Estate Operations

        We characterize our real estate as follows:

        Revenue-Producing Racing Real Estate

  •
  real estate at our racetracks used in our racing operations;

        Excess Racing Real Estate

  •
  excess real estate at our racetracks that we are considering developing with strategic partners;

        Development Real Estate

  •
  real estate not at our racetracks that is under development, or that we are holding for development, either as a racetrack or other project;

Revenue-Producing Non-Racing Real Estate

  •
  developed real estate not at our racetracks that is currently generating revenue for us; and

Non-Core Real Estate

  •
  non-core real estate that we are holding for sale.

        As of December 31, 2003, the aggregate net book values of our real estate properties is as follows:

$ millions
Revenue-Producing Racing Real Estate	529.2
Excess Racing Real Estate	97.2
Development Real Estate	122.6
Revenue-Producing Non-Racing Real Estate	80.6
Non-Core Real Estate	9.3

838.9

        Included in our Excess Racing Real Estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park, Laurel Park and Pimlico Race Course, totaling approximately 314 acres. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary financing.

        Our Development Real Estate includes approximately 609 acres of land in Ebreichsdorf, Austria, located approximately 20 miles south of Vienna, Austria, on which we have almost completed development of a horse racetrack and gaming facility. Our other Development Real Estate, which is largely undeveloped, includes approximately 110 acres of land in Oberwaltersdorf, Austria, also located approximately 20 miles south of Vienna; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 435 acres of land in Ocala, Florida; 157 acres of land in Palm Beach County, Florida, adjacent to our Palm Meadows training facility, which is currently in the initial stages of development as a residential community; and approximately 21 acres of land in Aurora, Ontario, adjacent to one of our golf courses, which is currently under development as a residential community.

        Our Revenue-Producing Non-Racing Real Estate consists of two golf courses that we own and operate, Fontana Sports and Magna Golf Club. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a tennis club and a clubhouse which contains a dining facility, a pro shop and a fitness facility. The Magna Golf Club, an 18-hole golf course in Aurora, Ontario, adjacent to our and Magna International Inc.'s ("Magna") headquarters approximately 30 miles north of Toronto, opened in May 2001. The clubhouse was completed in the spring of 2002 and contains a dining facility, a members' lounge, a pro shop and a fitness facility.

        Pursuant to an access arrangement effective as of March 1, 1999, Magna has paid us an annual fee of 2.5 million Euros to access the Fontana Sports golf course and related recreational facilities for Magna-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports was payable until March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna has also paid us an annual fee of Cdn.$5.0 million to access the Magna Golf Club. The access fee relating to the Magna Golf Club was payable until December 31, 2003. We are continuing to explore various means of monetizing or improving the returns from Fontana Sports and the Magna Golf Club. Our objective would be to realize at least the net book values of these properties from any sale, however, should we be unable to do so, we would consider extending the current access arrangements. To that end, there have been recent negotiations with Magna, aimed at reaching mutually acceptable terms for the renewal of the access arrangements in respect of these golf courses. The terms of any sale or extension of the access arrangements will determine whether a write-down of the carrying value of these properties is required. The amount of such write-downs, if any, cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that we will be successful in either concluding a sale of each of the golf courses, or entering into agreements to extend the access arrangements for such courses, on acceptable terms. The aggregate carrying value at December 31, 2003 of these golf course assets is approximately $78.4 million.

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported and disclosed in the consolidated financial statements. We base our estimates on historical experience and various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, we evaluate our estimates. However, actual results could differ from those estimates under different assumptions or conditions.

        Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Intangible and Long-Lived Assets

        Our most significant intangible assets are racing licenses which represent the value attributed to licenses to conduct race meets acquired through our acquisition of racetracks. In accordance with SFAS 142, intangibles are evaluated for impairment on an annual basis or when impairment indicators are present. An impairment write-down to fair value would occur if discounted cash flows from operations net of the fair value of the long-lived assets was less than the carrying amount of the racing license.

        Under SFAS 144, our long-lived assets are evaluated for impairment on an annual basis. If such indicators are present, we assess the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted, and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management.

        We believe the accounting estimates related to intangibles and long-lived asset impairment assessments are "critical accounting estimates" because they are subject to significant measurement uncertainty and are susceptible to change as management is required to make forward looking assumptions regarding cash flows and business operations. Any resulting impairment loss could have a material impact on our consolidated operating results and on the amount of assets reported on our consolidated balance sheet.

Future Income Tax Assets

        At December 31, 2003, we had recorded future tax assets (net of related valuation allowances) in respect of loss carryforwards and other deductible temporary differences. We evaluate quarterly the realizability of our future tax assets by assessing our valuation allowance and by adjusting the allowance as necessary. The assessment considers forecasts of future taxable income and tax planning strategies that could be implemented to realize the future tax assets. Should operations not yield future taxable income or if tax planning strategies could not be implemented, then there could be a material impact on our consolidated tax expense or recovery and on the amount of future tax assets reported on our consolidated balance sheet.

Stock-Based Compensation

        SFAS 123 provides companies an alternative to accounting for stock-based compensation. The pronouncement encourages, but does not require, companies to recognize an expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to continue to follow the intrinsic method which does not give rise to an expense, provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. We account for stock based compensation under the intrinsic value method and provide pro-forma disclosure as required by SFAS 123.

Litigation

        In the ordinary course of business, we may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to accurately estimate the extent of potential costs and losses, if any, management believes, but can provide no assurance, that the ultimate resolution of such contingencies would not have a material adverse effect on our financial position.

Related Party Transactions

        Refer to Note 17 to our consolidated financial statements, which describes all material related party transactions.

Results of Operations

        The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2003, 2002 and 2001.

Year Ended December 31, 2003 Compared to December 31, 2002

Racing operations

        In the year ended December 31, 2003, we operated our largest racetracks for an additional 287 live race days compared to the prior year. The overall increase in live race days at those racetracks is primarily attributable to our acquisitions of The Maryland Jockey Club and Lone Star Park at Grand Prairie, which were both acquired in the fourth quarter of 2002.

        Our other racetracks operated an additional 202 live race days in the year ended December 31, 2003, compared to the prior year, primarily due to the acquisition of Flamboro Downs on April 16, 2003, additional live race days at Portland Meadows as a result of the 2002 live race meet concluding early in order to permit construction of a storm water retention system, partially offset by a decrease in live race days at Remington Park as a result of our desired reduction in race days at that location.

        Revenues from our racing operations were $687.2 million in 2003, compared to $522.6 million in 2002, an increase of $164.5 million or 31.5%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, which generated additional revenues in 2003 of $95.5 million, $59.7 million and $20.5 million, respectively, partially offset by reduced revenues due to lower average daily attendance and decreased on-track wagering activity at certain of our facilities. Also contributing to the decline was a generally weak United States economy and inclement weather experienced in the year, particularly in the northeast region of the United States where several of our facilities are located, which resulted in live race day and simulcast signal cancellations. As noted above, 2003 racing revenues include $8.5 million of revenue generated on the sale of excess real estate at Golden Gate Fields.

        In 2003, gross wagering revenues from our racing operations increased 24.7% to $561.9 million, compared to $450.7 million in 2002, primarily due to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, partially offset by declines in average daily attendance which resulted in lower volumes of on-track live and import handle and related revenues at certain of our facilities. Non-wagering revenues in 2003 increased 74.2% to $125.2 million, compared to $71.9 million in 2002, primarily due to our recent acquisitions. As a percentage of gross wagering revenues, non-wagering revenues increased from 15.9% in 2002 to 22.3% in 2003 primarily as a result of the $8.5 million of revenue from the sale of excess real estate at Golden Gate Fields included in non-wagering revenues, commissions earned from the Flamboro Downs slot facility and sponsorship revenues earned at Lone Star Park at Grand Prairie, The Maryland Jockey Club and on the Sunshine Millions™.

        Purses, awards and other increased to $336.8 million in 2003 from $276.0 million in 2002, primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenues, purses, awards and other decreased from 61.2% in 2002 to 59.9% in 2003 primarily due to the mix of wagers made, the states the wagers were made in, the mix of on-track versus off-track wagering and purse subsidies received by The Maryland Jockey Club which lowered their purse expense.

        Operating costs increased $76.0 million to $259.4 million in 2003. The increased operating costs included additional operating costs of $68.4 million incurred by our recent acquisitions, The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, $8.5 million of cost related to the sale of excess real estate at Golden Gate Fields and additional rent expense incurred at our Bay Meadows facility of $2.9 million, partially offset by operating cost reductions at our other racetracks. As a percentage of total racing revenues, operating costs increased from 35.1% in 2002 to 37.7% in 2003. The increase in operating costs as a percentage of revenues was primarily the result of additional costs incurred by our recent acquisitions, the sale of the excess real estate at Golden Gate Fields and additional rent expense incurred at our Bay Meadows facility. Excluding these factors, operating costs as a percentage of total racing revenues were 26.1% in 2003. Other factors contributing to higher operating costs in 2003 were start-up costs related to HorseRacing TV™, Palm Meadows and the inaugural running of the Sunshine Millions™.

        General and administrative expenses were $66.7 million in 2003, compared to $41.5 million in 2002. As a percentage of total racing revenues, general and administrative expenses increased from 7.9% in 2002 to 9.7% in 2003. The increased costs included an additional $13.2 million of costs incurred by our recent acquisitions which were not included in the comparable prior year period and higher costs of our head office.

Real estate and other operations

        Revenues from real estate and other operations were $21.8 million in 2003, compared to $26.6 million in 2002. The decrease in revenues is primarily attributable to lower sales of Non-Core Real Estate in the current period, partially offset by increased revenues from our Magna Golf Club operations as a result of new members. In 2002, there were four Non-Core Real Estate properties sold, which generated revenues of $8.9 million and income before income taxes of $2.2 million. In 2003, only one Non-Core Real Estate property was sold generating revenue of $2.6 million which was equal to the carrying value of the property.

Predevelopment and other costs

        Predevelopment and other costs were $8.8 million in 2003, compared to $2.3 million in 2002. Predevelopment and other costs in the current period represent costs of approximately $4.2 million incurred pursuing alternative gaming opportunities in states where we currently operate, $0.8 million of information technology costs which have been determined to have no future benefit, $0.7 million of disposal costs related to the excess real estate at Golden Gate Fields and $3.1 million of costs relating to development initiatives undertaken to enhance our racing operations. In the prior year, the predevelopment and other costs that we incurred were all related to development initiatives that were undertaken to enhance our racing operations.

Write-down of long-lived and intangible assets

        Pursuant to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS 142, "Goodwill and Other Intangible Assets", our long-lived assets, racing licenses and other intangible assets were tested for impairment after completion of our annual business planning process. As a result of the assets' carrying value at December 31, 2003 exceeding their fair value at certain of our business units, we recognized a non-cash impairment charge of $3.9 million related to long-lived assets and a non-cash impairment charge of $130.9 million related to the racing licenses and other intangible assets.

Depreciation and amortization

        Depreciation and amortization increased $9.1 million to $31.9 million in 2003, primarily as a result of our recent acquisitions recording additional depreciation and amortization of $7.7 million and increased depreciation and amortization on recent fixed asset additions.

Interest income and expense

        Our net interest expense for 2003 increased $12.9 million to $13.6 million from $0.7 million in 2002. The higher net interest expense is attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003 and the issuance of $75.0 million of convertible subordinated notes in December 2002, as well as higher levels of long-term debt related to our acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs. In 2003, $7.3 million of interest was capitalized with respect to projects under development, compared to $2.7 million in the prior year period.

Income tax provision

        We recorded an income tax recovery of $58.4 million on losses before income taxes of $163.5 million in 2003, compared to an income tax recovery of $8.6 million on losses before income taxes of $23.0 million in 2002. Our effective income tax rate in 2003, adjusted for equity income, was 35.5%, compared to 36.6% in 2002, primarily due to additional income tax expense of $3.7 million related to a change in Canadian enacted income tax rates and increased non-deductible expenditures.

Year Ended December 31, 2002 Compared to December 31, 2001

Racing operations

        Revenues from our racing operations were $522.6 million in 2002, compared to $459.4 million in 2001, an increase of $63.2 million or 13.8%. The increase resulted primarily from additional live race days at Gulfstream, the acquisition of MEC Pennsylvania in April 2001 and Multnomah in October 2001, the lease of Portland Meadows in July 2001, the acquisition of Lone Star Park in October 2002 and The Maryland Jockey Club in November 2002, the launch of XpressBet™ in California in January 2002 and improved results at Santa Anita Park.

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

        Purses, awards and other increased by 13.4% to $276.0 million in 2002 from $243.4 million in 2001 primarily due to the increase in gross wagering revenues for the year. As a percentage of gross wagering revenue, purses, awards and other decreased from 61.8% in 2001 to 61.2% in 2002. Operating costs increased to $183.4 million in 2002 from $152.6 million in 2001. The increased operating costs included $24.4 million related to acquisitions or new business units not included in the prior year. As a percentage of total racing revenues, operating costs increased from 33.2% in 2001 to 35.1% in 2002. The increase in operating costs as a percentage of revenue was primarily the result of an increase in insurance costs of $3.6 million, start-up costs of $1.3 million related to XpressBet™ and the launch of HorseRacing TV™ and an increase in utility costs of approximately $0.8 million.

        Racing general and administrative expenses were $41.5 million in 2002, compared to $31.1 million in 2001. As a percentage of total racing revenues, general and administrative expenses increased from 6.8% in 2001 to 7.9% in 2002. The increased costs included $4.9 million of costs related to acquisitions or new business units not included in the prior year and higher costs of our head office, as several members of our corporate and group management teams joined late in the second quarter of 2001 and during 2002.

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

Write-down of long-lived and intangible assets

        Pursuant to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS 142, "Goodwill and Other Intangible Assets", our long-lived assets and racing licenses were tested for impairment after completion of our annual business planning process. As a result of declining attendance and related revenues at Remington Park and Great Lakes Downs, operating profits and cash flows were lower than expected in 2002. Based on these results, the earnings forecasts for these two racetracks were revised and we recognized a non-cash impairment charge of $14.7 million related to our long-lived assets and a non-cash impairment charge of $2.8 million related to the racing licenses in 2002.

Depreciation and amortization

        Depreciation and amortization decreased $3.4 million from $26.2 million in 2001 to $22.8 million in 2002, primarily as a result of the implementation of SFAS 142. The implementation of SFAS 142 resulted in the cessation of amortization of goodwill and intangible assets that meet the criteria for indefinite life, effective January 1, 2002. The impact of SFAS 142 was to reduce depreciation and amortization expense by $8.0 million from the prior year, which has been partially offset by increased depreciation and amortization of fixed assets for our acquisitions and increased depreciation on recent fixed asset additions.

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

Year Ended December 31, 2001 Compared to December 31, 2000

Racing operations

        Revenues from our racing operations were $459.4 million in 2001, compared to $355.2 million in 2000, an increase of $104.2 million or 29.3%. This increase resulted primarily from having nine racetracks open for live racing for some part of the year, compared with only six open in 2000. We acquired the operations of Bay Meadows on November 17, 2000, the operations of MEC Pennsylvania, formerly Ladbroke Pennsylvania, which include the operations of The Meadows, four OTB facilities and the Pennsylvania hub for XpressBet™, on April 5, 2001, and Multnomah Greyhound Park on October 26, 2001. In addition, in the second quarter of 2001, we leased a racetrack facility in Portland, Oregon operating as Portland Meadows.

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

        Purses, awards and other increased by 28.1% to $243.4 million in 2001 from $190.0 million in 2000 primarily due to the increase in gross wagering revenues for the year. As a percentage of gross wagering revenue, purses, awards and other decreased from 63.1% in 2000 to 61.8% in 2001. Operating costs increased to $152.6 million in 2001 from $128.6 million in 2000. As a percentage of total racing revenues, operating costs decreased from 36.2% in 2000 to 33.2% in 2001. The reduction in operating costs as a percentage of revenues was primarily the result of cost savings and other synergies realized on the consolidation of racing operations during the year. Racing general and administrative expenses were $31.1 million in 2001, compared to $18.1 million in 2000. As a percentage of total racing revenue, general and administrative expenses increased from 5.1% in 2000 to 6.8% in 2001. The increase in general and administrative expenses as a percentage of total racing revenue in 2001 was primarily related to the higher costs of our head office, where we have continued to add management expertise. These costs were significantly lower during our formative stage in 2000.

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

Liquidity and Capital Resources

Year Ended December 31, 2003

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $19.5 million to $0.2 million in 2003 from $19.7 million in 2002 primarily due to lower net income. In 2003, cash provided by non-cash working capital balances was $13.6 million compared to cash provided by non-cash working capital balances of $0.4 million in 2002 primarily as a result of the collection of a receivable during 2003 from a land sale which was recorded in a prior year.

Investment activities

        Cash used in investment activities in 2003 was $109.3 million, including expenditures of $106.0 million on real estate property and fixed asset additions and $16.5 million on other asset additions, including $12.1 million on our acquisition of the master lease on the Portland Meadows racetrack and an interest in the underlying real estate and $4.3 million on our 30% equity investment in AmTote International, Inc., partially offset by $13.2 million of net proceeds received on the disposal of real estate and fixed assets. Expenditures relating to real estate property and fixed asset additions in 2003 were comprised of $31.9 million for our Austrian racetrack under development, $29.4 million for the construction of our Palm Meadows training center, maintenance capital improvements of $16.2 million, $4.9 million for the construction of our horse bedding manufacturing facility in North Carolina, $3.7 million for the purchase of land adjacent to the Pimlico Race Course, $2.1 million for improvements at Lone Star Park at Grand Prairie and $17.8 million of expenditures related to other racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and account wagering and television related activities.

Financing activities

        Cash provided by financing activities was $100.8 million in 2003. We issued $150.0 million of 8.55% convertible subordinated notes in June 2003 which are due June 15, 2010 and received net proceeds of $145.0 million. Our revolving credit facility of $49.5 million was repaid early in the year from proceeds on the sale of Non-Core Real Estate received late in 2002. One of our subsidiaries had borrowed $6.7 million under an operating facility as at December 31, 2003. We incurred additional long-term debt of $16.1 million and made repayments of $17.5 million.

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

Investing activities

        Cash used in investing activities in 2002 was $226.2 million, including $146.3 million spent on acquisitions, primarily for Lone Star Park at Grand Prairie and The Maryland Jockey Club, expenditures of $107.2 million on real estate property and fixed asset additions and $26.6 million in other asset additions, partially offset by $53.9 million of proceeds received on the sale of Non-Core Real Estate. Expenditures relating to real estate property and fixed assets for 2002 included $42.0 million for the construction of our Palm Meadows training center, $23.3 million for our Austrian racetrack under development, $8.1 million for the completion of our Magna Golf Club clubhouse, $7.6 million for the purchase of 435 acres of land in Ocala, Florida and maintenance capital improvements of $9.9 million. The remaining $16.3 million of expenditures related to other racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and account wagering and television related activities. Other asset additions included our cash advance of $23.1 million to Ontario Racing Inc. related to the purchase of Flamboro Downs.

Financing activities

        Cash provided by financing activities was $249.2 million in 2002 arising from the issuance of share capital for $142.4 million, net of issue expenses, and convertible subordinated notes for $72.2 million, net of issue expenses, and utilization of our revolving credit facility for $49.5 million, partially offset by the net repayment of long-term debt of $14.9 million.

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

Investing activities

        Cash used in investing activities in 2001 was $7.5 million, including investments of $40.0 million in real estate property and fixed asset and other asset additions and $24.0 million on the acquisitions of MEC Pennsylvania and Multnomah Greyhound Park, partially offset by $56.5 million of proceeds received on the sale of Non-Core Real Estate. In 2001, we invested $38.9 million in real estate and fixed asset additions, which included $6.4 million for the purchase of real estate, $14.8 million related to maintenance capital improvements to the racetracks and $10.7 million on the Magna Golf Club. The remaining $7.0 million of expenditures related to racetrack property enhancements, infrastructure and predevelopment costs on certain of our properties and on account wagering activities, including the telephone and Internet and television distribution.

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

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($45.3) million at December 31, 2003, compared to ($37.6) million at December 31, 2002. The decreased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to a decrease of $11.9 million in accounts receivable.

        Our $50.0 million credit agreement with respect to our senior, revolving credit facility has been amended and extended to October 8, 2004. The facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and is guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields, Gulfstream Park and Santa Anita Park and operate Bay Meadows. At December 31, 2003, we had no borrowings under this facility, but had issued letters of credit totaling $21.6 million.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after June 2, 2006. At December 31, 2003, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after December 21, 2005. At December 31, 2003, all of the notes remained outstanding.

        One of our subsidiaries, The Santa Anita Companies, Inc., is party to a secured term loan facility, which bears interest at LIBOR plus 2.2% per annum. We have entered into an interest rate swap contract and fixed the rate of interest at 6.0% per annum to November 30, 2004, the maturity date of the term loan facility. At December 31, 2003, $51.1 million was outstanding under this fully drawn term loan facility. It is our expectation that we will renegotiate and extend this debt arrangement.

        One of our subsidiaries has issued a promissory note denominated in Canadian dollars, secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. At December 31, 2003 the note is valued at $38.1 million and is repayable in annual installments of $1.9 million with the remaining amount due in June 2007.

        One of our European subsidiaries is party to a Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At December 31, 2003, $18.9 million was outstanding on this facility which matures on February 9, 2007.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities which bear interest at 3.7% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses which reset to the market rate for a U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At December 31, 2003, $18.7 million and $4.7 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At December 31, 2003, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        As of December 31, 2003, one of our subsidiaries had borrowed $6.7 million under a $10.0 million revolving credit loan facility to fund capital expenditures. The indebtedness under the facility is secured by deeds of trust on land, buildings and improvements and by security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. The advances under the facility bear interest at either the US prime rate or LIBOR plus 2.6%.

        At December 31, 2003, we had cash and cash equivalents of $99.8 million and total shareholders' equity of $657.1 million. At December 31, 2003, we also had unused and available credit facilities of approximately $31.7 million.

        At December 31, 2003, we were in compliance with all of our debt agreements and related covenants. Our ability to continue to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. In particular, it is possible that we may not be able to meet the financial covenants under our $50.0 million senior, revolving credit facility at the quarterly reporting dates during the remaining term of the facility, which expires on October 8, 2004, unless extended with the consent of both parties. If we fail to comply with these financial covenants and the bank is unwilling to waive such a covenant breach, it will result in the occurrence of an event of default under the facility, in which case the bank may terminate the facility, demand repayment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit under the facility. At December 31, 2003, we had no borrowings and had issued letters of credit totaling $21.6 million under the facility.

        We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate and other assets, the extension of credit and loan facilities and borrowings under our credit facilities described above will be sufficient to finance our operations and our capital expenditure program during the next year. However, in order to fully implement our strategic plan and capitalize on future growth opportunities, we will be required to seek additional debt, equity and/or other financing through public or private sources. If such additional financing is not available to us as needed or on terms acceptable to us, we may not be able to fully implement our strategic plan.

Contractual Obligations

        Our commitments to make future payments consist primarily of repayments of long-term debt including capital lease obligations, obligations under operating and facility leases and construction commitments. Our contractual obligations at December 31, 2003 are as follows:

($ millions)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	58.0	33.3	54.6	34.1	180.0
Operating leases	1.9	1.7	0.3	—	3.9
Facility leases	5.1	1.7	0.6	1.8	9.2
Construction and development project commitments	30.4	—	—	—	30.4

	95.4	36.7	55.5	35.9	223.5

        Operating lease obligations do not include contingent rental payments.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the London Interbank Offered Rate ("LIBOR") and the European Interbank Offered Rate ("EURIBOR"). Based on interest rates at December 31, 2003 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 6.0% on a notional amount of $51.1 million as at December 31, 2003. The maturity date of this contract is November 30, 2004.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. At December 31, 2003, there are no new accounting standards which impact us which have not yet been adopted.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2003 and our subsequent public filings.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF THE INDEPENDENT AUDITORS

To the Shareholders of Magna Entertainment Corp.

        We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with United States generally accepted accounting principles.

/s/ Ernst & Young LLP
Toronto, Canada	Ernst & Young LLP
February 12, 2004

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands, except per share figures)

		Years ended December 31,
	Note	2003	2002	2001
Revenues	16, 17
Racing
Gross wagering		$561,927	$450,732	$393,981
Non-wagering		125,238	71,889	65,430

		687,165	522,621	459,411

Real estate and other
Sale of real estate		2,649	8,891	40,600
Golf and other		19,121	17,709	19,050

		21,770	26,600	59,650

		708,935	549,221	519,061

Costs and expenses
Racing
Purses, awards and other		336,770	276,019	243,389
Operating costs		259,400	183,370	152,561
General and administrative		66,651	41,522	31,092
Real estate and other
Cost of real estate sold		2,618	6,718	20,171
Operating costs		16,600	13,621	15,789
General and administrative		2,362	2,266	1,130
Predevelopment and other costs		8,767	2,299	3,240
Depreciation and amortization		31,897	22,834	26,194
Interest expense, net	11	13,620	709	2,682
Write-down of long-lived and intangible assets	4	134,856	17,493	—
Write-down of excess real estate	5	—	5,823	—
Equity income	3	(1,153)	(463)	—

		872,388	572,211	496,248

Income (loss) before income taxes		(163,453)	(22,990)	22,813
Income tax provision (benefit)	9	(58,356)	(8,595)	9,349

Net income (loss)		(105,097)	(14,395)	13,464
Other comprehensive income (loss)
Foreign currency translation adjustment	14	40,493	16,335	(9,062)
Change in fair value of interest rate swap	15	583	(1,306)	—

Comprehensive income (loss)		$(64,021)	$634	$4,402

Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock or Exchangeable Share:
Basic	13	$(0.98)	$(0.14)	$0.16
Diluted	13	$(0.98)	$(0.14)	$0.16

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year (in thousands):
Basic	13	107,143	100,674	82,930
Diluted	13	107,143	100,674	83,242

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

		Years ended December 31,
	Note	2003	2002	2001
Cash provided from (used for)
OPERATING ACTIVITIES:
Net income (loss)		$(105,097)	$(14,395)	$13,464
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities
Depreciation and amortization		31,897	22,834	26,194
Future income taxes	9	(63,806)	(9,409)	7,082
Gain on disposal of real estate properties		(31)	(2,173)	(20,429)
Write-down of long-lived, intangible and other assets	4	137,436	17,493	—
Write-down of excess real estate	5	—	5,823	—
Equity income	3	(1,153)	(463)	—
Amortization of convertible subordinated notes issue costs	12	800	33	—
Other		144	—	—

		190	19,743	26,311

Changes in non-cash working capital
Restricted cash		(4,705)	4,279	(5,053)
Accounts receivable		14,945	(3,361)	(1,587)
Prepaid expenses and other		2,887	(1,994)	3,325
Accounts payable		1,038	11,606	769
Accrued salaries and wages		(702)	1,220	(443)
Customer deposits		(165)	552	2,181
Other accrued liabilities		(766)	(4,751)	3,278
Income taxes receivable		(1,571)	(8,128)	(5,023)
Deferred revenue		2,653	1,020	1,871

		13,614	443	(682)

		13,804	20,186	25,629

INVESTMENT ACTIVITIES:
Acquisition of businesses, net of cash	3	—	(146,304)	(23,951)
Real estate property additions		(102,195)	(99,109)	(31,009)
Fixed asset additions		(3,763)	(8,056)	(7,853)
Other asset additions	8	(16,549)	(26,653)	(1,208)
Proceeds on real estate sold to a related party	17	—	42,363	12,436
Proceeds on disposal of real estate		13,248	11,510	44,039

		(109,259)	(226,249)	(7,546)

FINANCING ACTIVITIES:
Increase (decrease) in bank indebtedness	10	(42,779)	49,475	(7,609)
Issuance of long-term debt		16,110	906	15,000
Repayment of long-term debt		(17,513)	(15,828)	(18,026)
Issuance of share capital	13	29	142,422	476
Issuance of convertible subordinated notes	12	145,000	72,200	—

		100,847	249,175	(10,159)

Effect of exchange rate changes on cash and cash equivalents		6,734	5,357	(688)

Net increase in cash and cash equivalents during the year		12,126	48,469	7,236
Cash and cash equivalents, beginning of year		87,681	39,212	31,976

Cash and cash equivalents, end of year		$99,807	$87,681	$39,212

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars and share amounts in thousands)

		December 31,
	Note	2003	2002
ASSETS
Current assets:
Cash and cash equivalents		$99,807	$87,681
Restricted cash		24,738	18,692
Accounts receivable		34,215	46,138
Income taxes receivable		1,809	2,262
Prepaid expenses and other		12,939	8,094

		173,508	162,867

Real estate properties, net	6	838,870	717,446

Fixed assets, net	7	31,355	34,684

Other assets, net	8	249,177	329,705

Future tax assets	9	30,030	12,103

		$1,322,940	$1,256,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	10	$6,696	$49,475
Accounts payable		87,635	82,407
Accrued salaries and wages		7,689	8,391
Customer deposits		2,568	2,733
Other accrued liabilities		11,901	12,667
Long-term debt due within one year	11	58,048	15,049
Deferred revenue		9,204	6,551

		183,741	177,273

Long-term debt	11	122,026	117,801

Convertible subordinated notes	12	218,167	72,233

Other long-term liabilities	19	11,725	8,405

Future tax liabilities	9	130,227	160,191

Commitments and contingencies	17, 18
Shareholders' equity:
Class A Subordinate Voting Stock (Issued: 2003 — 48,680; 2002 — 48,648)	13	317,028	316,855
Class B Stock (Issued: 2003 and 2002 — 58,466)	13	394,094	394,094
Contributed surplus	17	17,282	17,282
Deficit		(108,018)	(2,921)
Accumulated comprehensive income (loss)	14, 15	36,668	(4,408)

		657,054	720,902

		$1,322,940	$1,256,805

On behalf of the Board:
/s/ WILLIAM J. MENEAR Director	/s/ JIM McALPINE Director

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Class A Subordinate Voting Stock	Exchangeable Shares	Class B Stock	Contributed Surplus	Retained Earnings (Deficit)	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2000	$100,770	$57,937	$394,094	$1,352	$(1,990)	$(10,375)
Activity for the year ended December 31, 2001:
Net income					13,464
Net gain on sale of real estate to a related party (note 17)				5,938
Foreign currency translation adjustment (note 14)						(9,062)
Issue of Class A Subordinate Voting Stock for acquisitions (note 13)	15,250
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 13)	476
Conversion of Exchangeable Shares to Class A Subordinate Voting Stock (note 13)	41,137	(41,137)

Balances at December 31, 2001	157,633	16,800	394,094	7,290	11,474	(19,437)
Activity for the year ended December 31, 2002:
Net loss					(14,395)
Net gain on sale of real estate to a related party (note 17)				9,992
Foreign currency translation adjustment (note 14)						16,335
Change in fair value of interest rate swap (note 15)						(1,306)
Issue of Class A Subordinate Voting Stock on completion of public offering (note 13)	142,084
Issue of Class A Subordinate Voting Stock on exercise of stock options (note 13)	87
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 13)	251
Conversion of Exchangeable Shares to Class A Subordinate Voting Stock (note 13)	16,800	(16,800)

Balances at December 31, 2002	316,855	—	394,094	17,282	(2,921)	(4,408)
Activity for the year ended December 31, 2003:
Net loss					(105,097)
Foreign currency translation adjustment (note 14)						40,493
Change in fair value of interest rate swap (note 15)						583
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 13)	144
Issue of Class A Subordinate Voting Stock on exercise of stock options (note 13)	29

Balances at December 31, 2003	$317,028	$—	$394,094	$17,282	$(108,018)	$36,668

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

  Real Estate Properties

  Revenue-Producing Racing Real Estate

  Revenue-producing racing real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

  Excess Racing Real Estate

  Excess racing real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

  Development Real Estate

  Development real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

  Revenue-Producing Non-Racing Real Estate

  Revenue-producing non-racing real estate includes golf courses as well as residential development real estate. Revenue-producing non-racing real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over 40 years.

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

  Racing Licenses

  Racing licenses represent the value attributed to licenses to conduct race meets acquired through the Company's acquisition of racetracks. Racing licenses, an intangible asset that meets the definition of an indefinite life intangible, are not subject to amortization, but are evaluated for impairment on an annual basis or when impairment indicators are present. Racing license impairment is assessed based on a comparison of the fair value of an individual reporting unit to the underlying carrying value of the reporting unit's net assets, including racing licenses. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit's racing license is compared with its carrying amount to measure the amount of the impairment loss, if any. The fair value of racing licenses is determined in the same manner as in a business combination.

  Revenue Recognition

  The Company records operating revenues associated with horse racing on a daily basis, except for season admissions which are recorded ratably over the racing season. Wagering revenues are recognized gross of purses, stakes and awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "Purses, awards and other" in the accompanying statements of operations and comprehensive income (loss).

  Revenues from the sale of residential development inventory are recognized when title passes to the purchaser and collection is reasonably assured. Properties which have been sold, but for which these criteria have not been satisfied, are included in development real estate.

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

  Income Taxes

  The Company follows the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, future tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to the extent that it is more likely than not that future tax assets will not be realized.

  Stock-based Compensation

  Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation", provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require companies to recognize an expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25 which does not give rise to an expense) provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

  The pro-forma impact on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, is as follows:

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(105,097)	$(14,395)	$13,464
Pro-forma stock compensation expenses determined under the fair value method, net of tax	(2,181)	(3,009)	(2,815)

Pro-forma net income (loss)	$(107,278)	$(17,404)	$10,649

Earnings (loss) per share
Basic — as reported	$(0.98)	$(0.14)	$0.16

Basic — pro-forma	$(1.00)	$(0.17)	$0.13

Diluted — as reported	$(0.98)	$(0.14)	$0.16

Diluted — pro-forma	$(1.00)	$(0.17)	$0.13

  Earnings (loss) per Share

  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Class A Subordinate Voting Stock, shares of Class B Stock and Exchangeable Shares outstanding during the year. Diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities using the "if converted" method for convertible debentures and the "treasury stock" method for options.

  Under the "if converted" method:

  •
  The convertible subordinated notes are assumed to be converted at the beginning of the period (or at the issuance, if later) and net income is increased by related interest.

  Under the "treasury stock" method:

  •
  The exercise of options is assumed to be at the beginning of the period (or at the time of issuance, if later);

  •
  The proceeds from the exercise of options are assumed to be used to purchase Class A Subordinate Voting Stock at the average market price during the period; and

  •
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

  Impact of Recently Issued Accounting Standards

  Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. At December 31, 2003, there are no new accounting standards which impact the Company which have not yet been adopted.

2.     ACCOUNTING CHANGE

  Effective January 1, 2002, the Company implemented SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires the application of the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life beginning January 1, 2002.

  The following is the pro-forma impact of the implementation of SFAS 142:

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(105,097)	$(14,395)	$13,464
Amortization of racing licenses and goodwill, net of taxes	—	—	4,822

Adjusted net income (loss)	$(105,097)	$(14,395)	$18,286

Basic and diluted earnings (loss) per share:
As reported	$(0.98)	$(0.14)	$0.16
Amortization of racing licenses and goodwill	—	—	0.06

Adjusted basic and diluted earnings (loss) per share	$(0.98)	$(0.14)	$0.22

3.     BUSINESS ACQUISITIONS

  (a)
  Acquisitions completed in the year ended December 31, 2003

  (i)
  Flamboro Downs Holdings Limited

      The following acquisition was accounted for using the purchase method:

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

      The purchase price, net of cash, was approximately $59.4 million and was previously funded by the Company through a cash advance to ORI at October 18, 2002 of $23.1 million with the remainder satisfied by ongoing payments under secured notes of approximately $32.9 million and an obligation to pay an additional $3.5 million (Cdn.$5.5 million) in the event that Flamboro Downs' agreement with the OLGC with respect to the slot facility is extended. The secured notes and obligation are repayable in Canadian dollars.

      The purchase price of this acquisition has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital deficit	$(1,549)
Real estate properties and fixed assets	16,494
Other assets	55,491
Future taxes	(11,031)

Net assets acquired and total purchase price, net of cash acquired	$59,405

The purchase consideration for this acquisition is as follows:
Cash	$23,055
Issuance of secured notes (note 11)	32,855
Obligation with respect to the extension of the slot agreement (note 11)	3,495

$59,405

    (ii)
    AmTote International, Inc.

      The following acquisition was accounted for using the equity method:

      On August 22, 2003, the Company completed the acquisition of a 30% equity interest in AmTote International, Inc. ("AmTote") for a total cash purchase price, including transaction costs, of $4.3 million. AmTote is a provider of totalisator services to the pari-mutuel industry and has service contracts with over 70 North American racetracks and other wagering entities. The Company's 30% share of the results of operations of AmTote is accounted for under the equity method.

  (b)
  Acquisitions in the year ended December 31, 2002

    The following acquisitions were accounted for using the purchase method:

    Lone Star Park at Grand Prairie

    On October 23, 2002, the Company completed the acquisition of substantially all the operations and related assets of Lone Star Park at Grand Prairie, for a total cash purchase price, including transaction costs, of $79.1 million, net of cash acquired of $1.8 million. Lone Star Park at Grand Prairie operates Thoroughbred and, in most years, American Quarter Horse race meets at its racetrack located near Dallas, Texas.

    The Maryland Jockey Club

    On November 27, 2002, the Company completed the acquisition of a controlling interest in the Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey Club ("MJC")", for a total purchase price, including transaction costs, of $84.9 million, net of cash acquired of $5.3 million. The total purchase price was satisfied by cash payments of $66.6 million and the obligation to pay $18.3 million, which bears interest at the six month London Inter-bank Offered Rate ("LIBOR"), upon the exercise of either the put or call option described below. Under the terms of the agreements, the Company acquired a 51% equity and voting interest in The Maryland Jockey Club of Baltimore City, Inc., the owner of Pimlico Race Course, a 51% voting interest and a 58% equity interest on a fully diluted basis in Laurel Racing Assoc., Inc., the general partner and manager of Laurel Racing Association Limited Partnership ("LRALP"), the owner of Laurel Park, and the entire limited partnership interest in LRALP. The Company also purchased options from the De Francis family to buy their remaining voting and equity interests in MJC, which represent all of the minority interests, at any time during the period starting 48 months and ending 60 months after the closing of the transaction. The Company has also granted the De Francis family the option to sell such interests to the Company at any time during the first five years after the closing. In consideration for these options, the Company paid $18.4 million on closing and an additional $18.3 million, plus interest at the six month LIBOR, will be paid on exercise of the options. The put and call options are viewed, for accounting purposes, on a combined basis with the minority interest and accounted for as a financing of the Company's purchase of such minority interest. Accordingly, the Company has consolidated 100% of the operations of MJC from the date of acquisition. Pimlico Race Course, the home of the Preakness Stakes®, the middle jewel in thoroughbred racing's Triple Crown, and Laurel Park, are located in the Baltimore, Maryland area.

    The purchase price of these acquisitions has been allocated to the assets and liabilities acquired as follows:

	Lone Star Park at Grand Prairie	The Maryland Jockey Club	Other	Total
Non-cash working capital deficit	$(4,087)	$(12,159)	$(384)	$(16,630)
Real estate properties and fixed assets	64,010	70,458	393	134,861
Other assets	34,797	96,832	585	132,214
Debt due within one year	(62)	(1,041)	—	(1,103)
Long-term debt	(15,563)	(25,489)	—	(41,052)
Future taxes	—	(43,674)	—	(43,674)

Net assets acquired and total purchase price, net of cash acquired	$79,095	$84,927	$594	$164,616

The purchase consideration for these acquisitions is as follows:
Cash	$79,095	$66,615	$594	$146,304
Issuance of long-term debt (note 11)	—	18,312	—	18,312

	$79,095	$84,927	$594	$164,616

  (c)
  Acquisitions in the year ended December 31, 2001

    The following acquisitions were accounted for using the purchase method:

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

    The purchase price of these acquisitions has been allocated to the assets and liabilities acquired as follows:

	MEC Pennsylvania	Multnomah Greyhound Park	Total
Non-cash working capital deficit	$(6,514)	$(292)	$(6,806)
Real estate properties and fixed assets	19,947	292	20,239
Other assets	60,587	5,910	66,497
Future taxes	(27,448)	(31)	(27,479)

Net assets acquired and total purchase price, net of cash acquired	$46,572	$5,879	$52,451

The purchase consideration for these acquisitions is as follows:
Cash	$20,072	$3,879	$23,951
Issuance of two promissory notes	13,250	—	13,250
Issuance of Class A Subordinate Voting Stock	13,250	2,000	15,250

	$46,572	$5,879	$52,451

  (d)
  Pro-forma Impact

    If the acquisitions completed during the years ended December 31, 2003 and 2002 had occurred on January 1, 2002, the Company's unaudited pro-forma revenue would have been $716.3 million and $732.3 million for the years ended December 31, 2003 and 2002, respectively, unaudited pro-forma net loss would have been $105.1 million and $9.4 million for the years ended December 31, 2003 and 2002, respectively, and unaudited pro-forma basic and diluted loss per share would have been $0.98 and $0.09 for the years ended December 31, 2003 and 2002, respectively.

4.     WRITE-DOWN OF LONG-LIVED AND INTANGIBLE ASSETS

  The Company's long-lived assets and racing licenses were tested for impairment after completion of the Company's annual business planning process. In 2003, the Company experienced lower average daily attendance at certain of its racetracks which resulted in decreased on-track wagering activity. Also contributing to the decline in on-track wagering activity was a generally weaker United States economy and severe weather experienced in the year, particularly in the northeast region of the United States where several of the Company's facilities are located, which resulted in live race day and simulcast signal cancellations. As a result of these factors, operating profits and cash flows were lower than expected in 2003. In addition, one of the Company's racetracks operates under a lease, which will expire on December 31, 2004. Given the uncertainty of renewal of this lease and based on the 2003 operating results of certain other racetracks, the earnings forecasts for certain of the Company's racetracks were revised.

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

  As a result of the assets' carrying value exceeding their fair value at seven of its racetracks, the Company recognized a non-cash impairment charge of $3.9 million related to its long-lived assets, which has been allocated to fixed assets, and a non-cash impairment charge of $130.9 million related to racing licenses and other intangible assets in 2003. In 2002, the Company recognized a non-cash impairment charge of $14.7 million related to its long-lived assets, which was allocated to fixed assets and real estate properties on a pro-rata basis using the relative carrying values of the assets, and a non-cash impairment charge of $2.8 million related to racing licenses at two racetracks.

5.     WRITE-DOWN OF EXCESS REAL ESTATE

  In November 2002, the Company entered into an agreement with the East Bay Regional Park District, a California Special District, to sell approximately 16 acres of excess real estate located at Golden Gate Fields in Berkeley, California. The carrying value of the property, prior to entering into the agreement, was $14.3 million which was based on an allocation of the purchase price for the Golden Gate Fields acquisition in 1999. In 2002, the Company recorded a non-cash write-down of this real estate which resulted in a loss before income taxes and a loss after income taxes of $5.8 million and $2.4 million, respectively. In December 2003, the Company completed the transaction for consideration of $8.5 million and recorded the proceeds in non-wagering revenues and the cost of the excess real estate in operating costs. There was no gain or loss on this transaction in 2003.

6.     REAL ESTATE PROPERTIES

  Real estate properties consist of:

	December 31,
	2003	2002
Revenue-producing racing real estate
Cost
Land and improvements	$210,859	$207,338
Buildings	253,619	222,661
Construction in progress	101,216	55,742

	565,694	485,741
Accumulated depreciation
Buildings	(36,454)	(19,298)

Revenue-producing racing real estate, net	529,240	466,443

Excess racing real estate	97,201	100,285

Development real estate
Cost
Land and improvements	60,089	41,008
Construction in progress	62,441	30,376

Development real estate	122,530	71,384

Revenue-producing non-racing real estate
Cost
Land and improvements	35,236	29,186
Buildings	53,939	45,041

	89,175	74,227
Accumulated depreciation
Buildings	(8,621)	(5,720)

Revenue-producing non-racing real estate, net	80,554	68,507

Non-core real estate
Land and improvements	9,247	10,746
Buildings	1,866	1,542

	11,113	12,288
Accumulated depreciation
Buildings	(1,768)	(1,461)

Non-core real estate, net	9,345	10,827

	$838,870	$717,446

  The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

7.     FIXED ASSETS

  Fixed assets consist of:

	December 31,
	2003	2002
Revenue-producing racing fixed assets
Cost
Machinery and equipment	$51,437	$43,957
Furniture and fixtures	10,964	11,752

	62,401	55,709
Accumulated depreciation
Machinery and equipment	(30,172)	(23,408)
Furniture and fixtures	(6,530)	(3,380)

Revenue-producing racing fixed assets, net	25,699	28,921

Revenue-producing non-racing fixed assets
Cost
Machinery and equipment	4,456	3,835
Furniture and fixtures	7,418	6,240

	11,874	10,075
Accumulated depreciation
Machinery and equipment	(2,819)	(2,054)
Furniture and fixtures	(3,399)	(2,258)

Revenue-producing non-racing fixed assets, net	5,656	5,763

	$31,355	$34,684

8.     OTHER ASSETS

  Other assets consist of:

	December 31,
	2003	2002
Racing licenses
Balance, beginning of the year	$293,986	$170,355
Adjustment to purchase price allocation for Multnomah Greyhound Park	—	(3,692)
Acquired during the year (note 3)	55,491	130,076
Write-down of racing licenses (note 4)	(125,783)	(2,753)
Foreign currency impact on racing licenses(i)	12,404	—

Balance, end of year	236,098	293,986
Receivable from Ontario Racing Inc. (note 3)	—	23,726
Long-term receivables and other	7,738	10,639
Equity investments	4,593	—
Goodwill, net	748	1,354

	$249,177	$329,705

(i)
The strengthening of the Canadian dollar against the US dollar resulted in an increase in the carrying value of the racing license with respect to Flamboro Downs.

9.     INCOME TAXES

  (a)
  The provision for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:

	Years ended December 31,
	2003	2002	2001
Expected provision:
Federal statutory income tax rate (35%)	$(57,209)	$(8,046)	$7,985
State income tax, net of federal benefit	(6,223)	490	571
Tax losses not benefited (utilized)	(1,082)	(1,064)	262
Foreign rate differentials	80	60	546
Increase in enacted income tax rates	3,721	—	—
Other	2,357	(35)	(15)

Income tax provision (benefit)	$(58,356)	$(8,595)	$9,349

    At December 31, 2003, the Company had United States and Canadian federal and Austrian income tax loss carry-forwards totaling approximately $50.1 million. Of the $50.1 million in loss carry-forwards at December 31, 2003, $6.7 million have no expiration date and the remainder expire as follows:

Years:
2008 to 2010	$5,300
2012 to 2018	4,800
2020 to 2022	33,300

$43,400

    There are annual limitations on the utilization of certain loss carry-forwards subject to expiration.

    The Company also has U.S. state income tax loss carry-forwards available.

  (b)
  The details of income (loss) before income taxes by jurisdiction are as follows:

	Years ended December 31,
	2003	2002	2001
United States	$(170,521)	$(25,811)	$(203)
Foreign	7,068	2,821	23,016

	$(163,453)	$(22,990)	$22,813

  (c)
  The details of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2003	2002	2001
Current provision
United States	$968	$2,578	$1,550
Foreign	4,482	(1,764)	717

	5,450	814	2,267

Future provision
United States	(63,661)	(10,893)	(531)
Foreign	(145)	1,484	7,613

	(63,806)	(9,409)	7,082

	$(58,356)	$(8,595)	$9,349

  (d)
  Future income taxes have been provided on temporary differences, which consist of the following:

	Years ended December 31,
	2003	2002	2001
Tax deferral on sale of real estate	$2,536	$439	$10,448
Amortization of purchase accounting fair value increments, for tax purposes in excess of book (book in excess of tax)	1,901	946	(2,732)
Tax gain in excess of book gain on disposal of real estate property	(6,403)	(426)	(2,382)
Tax benefit of charitable contribution carry-forward	(269)	(1,236)	—
Tax benefit of loss carry-forwards	(10,932)	(170)	(205)
Utilization of loss carry-forwards	385	—	1,200
Taxable fee revenue in excess of book	(1,305)	(1,712)	—
Write-down of assets for book purposes	(53,194)	(6,123)	—
Reduction in valuation allowance	(920)	(1,721)	(8)
Increase in enacted income tax rates	3,721	—	—
Other	674	594	761

	$(63,806)	$(9,409)	$7,082

  (e)
  Future tax assets and liabilities at December 31, 2003 consist of the following temporary differences:

	December 31,
	2003	2002
Assets
Real estate properties tax value in excess of book value	$23,145	$17,951
Tax benefit of loss carry-forwards
Pre-acquisition	4,803	4,233
Post-acquisition	12,871	1,939
Tax benefit of charitable contribution carry-forward	1,505	1,236
Benefit of various tax credit carry-forwards	2,628	2,586

	44,952	27,945
Valuation allowance
Valuation allowance against tax basis of loss carry-forwards
Pre-acquisition	(4,019)	(4,233)
Post-acquisition	(909)	(1,359)
Valuation allowance against tax basis of real estate properties in excess of book value	(9,994)	(10,250)

Future tax assets	$30,030	$12,103

Liabilities
Real estate properties book basis in excess of tax basis	$70,993	65,697
Other assets book basis in excess of tax basis	56,232	94,362
Other	3,002	132

Future tax liabilities	$130,227	$160,191

  (f)
  Income taxes paid in cash were $5.7 million for the year ended December 31, 2003 (for the year ended December 31, 2002 — $5.0 million; for the year ended December 31, 2001 — $6.7 million).

10.   BANK INDEBTEDNESS

  (a)
  The Company has a senior revolving credit facility in the amount of $50.0 million. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields, Gulfstream Park and Santa Anita Park and operate Bay Meadows. At December 31, 2003, the Company had no borrowings under the facility (2002 — $49.5 million) and had issued letters of credit totaling $21.6 million (2002 — $20.0 million) under the credit facility, such that $28.4 million was unused and available. The credit facility expires on October 8, 2004, unless extended with the consent of both parties.

    The loans under the credit facility bear interest at either the U.S. Base rate or LIBOR plus a margin based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. The weighted average interest rate on the loans outstanding under the credit facility as at December 31, 2002 was 4.0%.

  (b)
  At December 31, 2003, a subsidiary of the Company had borrowed $6.7 million under a $10.0 million revolving credit loan facility to fund capital expenditures. The indebtedness under the facility is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. The advances under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.6%. The annual interest rate on December 31, 2003 applicable to the advances then outstanding was 3.7%.

  (c)
  At December 31, 2003, the Company has unused and available operating lines of credit totaling $31.7 million, which are secured by a guarantee and the assets of certain subsidiaries.

11.   DEBT AND COMMITMENTS

  (a)
  The Company's long-term debt consists of the following:

	December 31,
	2003	2002
Term loan facility, bearing interest at LIBOR plus 2.2% per annum (3.3% at December 31, 2003, note 15(c)) with a maturity date of November 30, 2004, secured by a deed of trust against Santa Anita Park racetrack and related real estate. At December 31, 2003, the term loan is fully drawn and is repayable in monthly principal amounts of $350 thousand until maturity.	$51,100	$55,650
Promissory note denominated in Canadian dollars bearing interest at the five-year Government of Canada benchmark bank bond rate plus 1.5% per annum, with a maturity date of June 30, 2007. The interest rate is not to be less than 6.0% per annum and cannot exceed 7.0% per annum (6.0% at December 31, 2003). The note is secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. The promissory note is repayable in annual installments of $1.9 million (Cdn. $2.5 million) with the remaining amount due upon maturity (note 3).	38,135	—
Term loan facility of 15 million Euros, bearing interest at 4.0% per annum with a maturity date of February 9, 2007, secured by a pledge of land and a guarantee by the Company.	18,887	—
Term loan facilities, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (3.7% at December 31, 2003) until December 1, 2008, with a maturity date of December 1, 2013. On December 1, 2008, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loans are repayable in quarterly principal and interest payments. The loans are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain entities of The Maryland Jockey Club.	18,744	19,632
Obligation to pay $18.3 million on exercise of either the put or call option for the remaining minority interest in The Maryland Jockey Club, bearing interest at the 6 month LIBOR (1.3% at December 31, 2003) (note 3).	18,312	18,312
Capital lease (imputed interest rate of 8.5%) maturing April 1, 2027, secured by buildings and improvements at Lone Star Park at Grand Prairie.	15,521	15,522
Bank term line of credit denominated in Euros, bearing interest at EURIBOR plus 0.625% per annum (2.8% at December 31, 2003). The term line of credit is repayable in annual installments of $3.7 million (Euros 2.9 million) due in July 2005. The Company has provided two first mortgages on real estate properties as security for this facility.	7,328	9,077
Promissory note bearing interest at 6.0% per annum, repaid in April 2003.	—	6,625
Term loan facility, bearing interest at 7.0% per annum until June 7, 2007, with a maturity date of June 7, 2017. On June 7, 2007 and June 7, 2012, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The term loan is callable on December 31, 2006 or December 31, 2011. The loan is secured by a deed of trust on land, buildings and improvements and security interests in all other assets of certain entities of The Maryland Jockey Club.	4,712	4,907
Obligation to pay $5.5 million Canadian with respect to the extension of the Flamboro Downs' agreement with the OLGC regarding the slot facility, bearing interest at the five-year Government of Canada benchmark bank bond rate plus 1.5% per annum. The interest rate is not to be less than 6.0% per annum and cannot exceed 7.0% per annum (6.0% at December 31, 2003) (note 3).	4,264	—
Unsecured promissory note bearing interest at 6.1% per annum, with a maturity date of September 14, 2005.	2,500	2,500
Other loans to various subsidiaries from various banks, and city governments, including equipment loans and a term loan, with interest rates ranging from 4.0% to 9.0%.	571	625

	180,074	132,850
Less due within one year	58,048	15,049

	$122,026	$117,801

    The Company is in compliance with all of its debt agreements and related financial covenants.

    The overall weighted average interest rate on long-term debt at December 31, 2003 was 5.4% (for the year ended December 31, 2002 — 5.7%; for the year ended December 31, 2001 — 5.9%).

  (b)
  Future principal repayments on long-term debt at December 31, 2003 are as follows:

2004	$58,048
2005	11,662
2006	21,674
2007	52,845
2008	1,760
Thereafter	34,085

$180,074

  (c)
  Included within the above schedule of future principal repayments of long-term debt (note 11(b)) is an obligation under a capital lease. Future minimum lease payments under the capital lease in effect at December 31, 2003 are as follows:

2004	$1,320
2005	1,320
2006	1,320
2007	1,452
2008	1,452
Thereafter	31,416

Total payments	38,280
Less: capital lease minimum payments representing interest	22,759

Present value of lease payments	$15,521

  (d)
  Interest expense and interest income include:

	Years ended December 31,
	2003	2002	2001
Interest cost, gross	$22,523	$7,099	$6,930
Less: Interest capitalized	7,281	2,726	1,657

Interest expense	15,242	4,373	5,273
Interest income	(1,622)	(3,664)	(2,591)

Interest expense, net	$13,620	$709	$2,682

    Interest capitalized relates to real estate properties under development.

    Interest paid in cash for the year ended December 31, 2003 was $19.9 million (for the year ended December 31, 2002 — $6.7 million; for the year ended December 31, 2001 — $7.4 million).

12.   CONVERTIBLE SUBORDINATED NOTES

  (a)
  8.55% Convertible Subordinated Notes

    In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2003, all the notes remained outstanding.

    The Company incurred issue expenses of $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

  (b)
  7.25% Convertible Subordinated Notes

    In December 2002, the Company issued $75.0 million of 7.25% convertible subordinated notes which mature on December 15, 2009. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after December 21, 2005, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after December 21, 2005 and before December 15, 2007, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2003, all the notes remained outstanding.

    The Company incurred issue expenses of $2.8 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

13.   CAPITAL STOCK

  (a)
  The Company's authorized, issued and outstanding capital stock is as follows:

    Class A Subordinate Voting Stock with a par value of $0.01 per share (authorized — 310,000,000) have the following attributes:

    (i)
    Each share is entitled to one vote per share at all meetings of stockholders.

    (ii)
    Each share shall participate equally as to dividends with each share of Class B Stock.

    Class B Stock with a par value of $0.01 per share (authorized — 90,000,000) have the following attributes:

    (i)
    Each share is entitled to 20 votes per share at all meetings of stockholders.

    (ii)
    Each share shall participate equally as to dividends with each share of Class A Subordinate Voting Stock.

    (iii)
    Each share may be converted at any time into a fully-paid share of Class A Subordinate Voting Stock.

      In the event that the Class A Subordinate Voting Stock or Class B Stock are subdivided or consolidated, the other class shall be similarly changed to preserve the relative position of each class.

  (b)
  Changes in the Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the years ended December 31, 2003, 2002 and 2001 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Exchangeable Shares		Class B Stock		Total
	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value
Issued and outstanding at December 31, 2000	14,192,147	$100,770	7,807,431	$57,937	58,466,056	$394,094	80,465,634	$552,801
Conversion of Exchangeable Shares to Class A Subordinate Voting Stock	5,544,059	41,137	(5,544,059)	(41,137)	—	—	—	—
Issued on acquisition of subsidiaries	3,509,259	15,250	—	—	—	—	3,509,259	15,250
Issued under the Long-term Incentive Plan	78,094	476	—	—	—	—	78,094	476

Issued and outstanding at December 31, 2001	23,323,559	157,633	2,263,372	16,800	58,466,056	394,094	84,052,987	568,527
Issued on completion of public offering (i)	23,000,000	142,084	—	—	—	—	23,000,000	142,084
Conversion of Exchangeable Shares to Class A Subordinate Voting Stock (ii)	2,263,372	16,800	(2,263,372)	(16,800)	—	—	—	—
Issued on exercise of Stock Options	18,000	87	—	—	—	—	18,000	87
Issued under the Long-term Incentive Plan	42,900	251	—	—	—	—	42,900	251

Issued and outstanding at December 31, 2002	48,647,831	316,855	—	—	58,466,056	394,094	107,113,887	710,949
Issued on exercise of Stock Options	6,000	29	—	—	—	—	6,000	29
Issued under the Long-term Incentive Plan	25,965	144	—	—	—	—	25,965	144

Issued and outstanding at December 31, 2003	48,679,796	$317,028	—	$—	58,466,056	$394,094	107,145,852	$711,122

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

  (c)
  The following table is a summary of the elements used in calculating basic and diluted earnings (loss) per share (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$(105,097)	$(14,395)	$13,464

Weighted average shares outstanding	107,143,107	100,674,267	82,930,007
Net effect of dilutive instruments(i)	—	—	311,967

Diluted weighted average shares outstanding	107,143,107	100,674,267	83,241,974

Earnings (loss) per Share:
Basic	$(0.98)	$(0.14)	$0.16

Diluted	$(0.98)	$(0.14)	$0.16

(i)
As a result of the net loss for the years ended December 31, 2003 and 2002, there is no dilutive effect of the stock options and convertible subordinated notes.

14.   CURRENCY TRANSLATION ADJUSTMENT

  Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2003, the Company incurred unrealized currency translation gains of $40.5 million, primarily from the strengthening of the Euro and the Canadian dollar against the U.S. dollar (an unrealized gain of $16.3 million for the year ended December 31, 2002; an unrealized loss of $9.1 million for the year ended December 31, 2001).

15.   FINANCIAL INSTRUMENTS

  (a)
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

    Cash and cash equivalents, accounts receivable, income taxes receivable, bank indebtedness, accounts payable, customer deposits and accrued liabilities

    Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

    Long-term Debt and Convertible Subordinated Notes

    The fair value of the Company's long-term debt and convertible subordinated notes is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of arrangements. Based on current rates for debt with similar terms and maturities, the fair values of the Company's long-term debt and convertible subordinated notes are not materially different from their carrying values.

  (b)
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

  (c)
  Interest Rate Risk

    The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on variable rate debt.

    During the year ended December 31, 2002, the Company entered into an interest rate swap contract with a major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 6.0% on a notional amount of $51.1 million as at December 31, 2003, reduced by monthly amounts of $350 thousand until maturity. The maturity date of the contract is November 30, 2004.

    Generally accepted accounting principles require companies to recognize all of their derivative instruments at fair value. Gains or losses related to changes in fair value of derivative instruments designated as cash flow hedges are recorded in accumulated comprehensive income (loss) if certain hedge criteria are met, and recognized in the statement of operations along with the related results of the hedged item. The Company formally documents, designates and assesses the effectiveness of such transactions.

    The Company has designated its interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate debt agreement. Accordingly, gains and losses on the swap that are recorded in accumulated comprehensive income (loss) will be recorded in net income as net interest expense in the periods in which the related variable interest is paid.

    The Company's interest rate swap is a payable of approximately $1.2 million at December 31, 2003 ($2.2 million — December 31, 2002), using current interest rates.

    The Company expects to reclassify approximately $1.2 million before income taxes, or $0.7 million after income taxes, of the amount included in accumulated comprehensive income (loss) as of December 31, 2003, into net interest expense over the period to the maturity date of the contract.

    Otherwise, the Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

16.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two operating segments: racing operations and real estate and other operations. The racing segment includes the operation or management of twelve thoroughbred racetracks, two standardbred racetracks, one racetrack that runs both thoroughbred and standardbred meets, one greyhound track and three thoroughbred training centers. In addition, the racing segment includes off-track betting ("OTB") facilities, XpressBet™, a national Internet and telephone account wagering business, HorseRacing TV™, a 24-hour horse racing television network and a 30% equity investment in AmTote International, Inc. The real estate and other operations segment includes the operation of two golf courses and related facilities, residential housing developments adjacent to our golf courses and other real estate holdings.

  The accounting policies of each segment are the same as those described in note 1 to these consolidated financial statements. The following summary presents key information by operating segment.

	Year ended December 31, 2003
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$687,165	$21,770	$708,935

Loss before income taxes	(161,162)	(2,291)	(163,453)

Real estate properties and fixed asset additions	102,940	3,018	105,958

Real estate properties, fixed and other assets, net	1,007,214	112,188	1,119,402
Current assets			173,508
Future tax assets			30,030

Total assets			$1,322,940

	Year ended December 31, 2002
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$522,621	$26,600	$549,221

Loss before income taxes	(22,903)	(87)	(22,990)

Real estate properties and fixed asset additions	96,746	10,419	107,165

Real estate properties, fixed and other assets, net	980,720	101,115	1,081,835
Current assets			162,867
Future tax assets			12,103

Total assets			$1,256,805

	Year ended December 31, 2001
	Racing Operations	Real Estate and Other Operations	Total
Revenues	$459,411	$59,650	$519,061

Income before income taxes	1,308	21,505	22,813

Real estate properties and fixed asset additions	24,343	14,519	38,862

Real estate properties, fixed and other assets, net	611,798	142,544	754,342
Current assets			96,257
Future tax assets			7,174

Total assets			$857,773

  Geographic Segments

  Revenues by geographic segment of the Company are as follows:

	Years ended December 31,
	2003	2002	2001
United States	$670,352	$530,544	$463,958
Canada	28,943	7,718	3,393
Europe	9,640	10,959	51,710

	$708,935	$549,221	$519,061

  Real estate properties, fixed and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

	Years ended December 31,
	2003	2002	2001
United States	$826,495	$914,834	$629,029
Canada	152,809	77,090	59,201
Europe	140,098	89,911	66,112

	$1,119,402	$1,081,835	$754,342

17.   TRANSACTIONS WITH RELATED PARTIES

  (a)
  On August 19, 2003, the shareholders of the Company's former parent company, Magna International Inc. ("Magna"), approved the spin-off to its shareholders of its wholly-owned subsidiary, MI Developments Inc. ("MID"). As a result of the spin-off transaction, which was effected on September 2, 2003, MID has acquired Magna's controlling interest in the Company. The Company and MID operate as separate public companies each having its own board of directors and management team.

  (b)
  During the year ended December 31, 2002, the Company sold certain non-core real estate properties located in Canada, the United States and Europe to affiliates of Magna for total proceeds of $42.4 million, for use in their automotive business. The gain on the sale of the properties of approximately $10.0 million, net of tax, is reported as a contribution to equity.

    During the year ended December 31, 2001, the Company sold certain non-core real estate properties located in Milton, Ontario to Magna, for use in its automotive business, for total proceeds of approximately $12.4 million. The gain on the sale of the properties of approximately $6.0 million, net of tax, is reported as a contribution to equity.

  (c)
  During the year ended December 31, 2001, the Company entered into an access agreement with Magna for its use of the golf course and the clubhouse meeting, dining and other facilities in Aurora, Ontario. The agreement, which expired on December 31, 2003, stipulated an annual fee of $3.9 million (Cdn. $5.0 million). During the years ended December 31, 2003, 2002 and 2001, $3.2 million, $2.6 million and $2.7 million, respectively, have been recognized in real estate and other revenue related to this agreement.

  (d)
  Development real estate includes $8.3 million which represents the book value of the remaining Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $8.3 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

  (e)
  Effective March 1, 1999, the Company began charging Magna an access fee for its use of the golf course and related facilities in Oberwaltersdorf, Austria. The agreement, which expires on March 1, 2004, unless renewed by mutual agreement of the parties, stipulates a yearly fee amounting to $3.1 million (Euros 2.5 million). During the years ended December 31, 2003, 2002 and 2001, $3.1 million, $2.4 million and $2.2 million, respectively, have been recognized in real estate and other revenue related to this fee.

    The Company has granted Magna a right of first refusal to purchase the Company's two golf courses.

  (f)
  One of the Company's subsidiaries has been named as a defendant in a class action brought in a United States District Court by various plaintiffs. The plaintiffs in this action claim unspecified compensatory and punitive damages, for restitution and disgorgement of profits, all in relation to forced labor performed by the plaintiffs for such subsidiary and certain other Austrian and German corporate defendants at their facilities in Europe during World War II and certain property right claims. As a result of a reorganization in prior years, the Company acquired the shares of such subsidiary. Under Austrian law, such subsidiary would be jointly and severally liable for the damages awarded in respect of these class action claims. An Austrian subsidiary of Magna has agreed to indemnify such subsidiary for any damages or expenses associated with this case.

  (g)
  A subsidiary of Magna has agreed to indemnify the Company in respect of environmental remediation costs and expenses relating to existing conditions at certain of the Company's Austrian real estate properties.

  (h)
  During the year ended December 31, 2003, the Company paid $2.8 million of rent for totalisator equipment and fees for totalisator services to AmTote, a company in which the Company has a 30% equity interest (note 3).

18.   COMMITMENTS AND CONTINGENCIES

  (a)
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

  (b)
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

  (c)
  The Company also has letters of credit issued with various financial institutions of $5.3 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. As of December 31, 2003, these indemnities amounted to $8.8 million with expiration dates through 2004.

  (e)
  At December 31, 2003, the Company had commitments under operating leases requiring minimum annual rental payments for the years ending December 31 as follows:

2004	$7,029
2005	2,121
2006	1,312
2007	427
2008	423
Thereafter	1,780

$13,092

    Commitments under operating leases do not include contingent rental payments.

    For the year ended December 31, 2003, payments under these operating leases amounted to approximately $8.4 million (for the year ended December 31, 2002 — $3.8 million; for the year ended December 31, 2001 — $3.6 million). The Company also rents or leases certain totalisator equipment and services, for which the annual payments are contingent upon handle, live race days and other factors. The Company's rent expense relating to the totalisator equipment and services was $6.5 million for the year ended December 31, 2003 (for the year ended December 31, 2002 — $4.7 million; for the year ended December 31, 2001 — $4.1 million).

    The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. The Company is obligated to pay rent based on minimum annual rental payments ranging from $111 thousand to $133 thousand plus one-half of one percent of the wagers made at the track in excess of $187 million during the racing season. The percentage rent was not applicable for the year ended December 31, 2003.

    The Bay Meadows lease expires on December 31, 2004. Although the Company intends to seek an extension beyond the end of 2004, as it has done successfully in each of the past two years, the Company is exploring alternative venues, including vacant land that has been purchased in Dixon, California for future development. This project, which is still in the early stages of planning, is subject to regulatory and other approvals. At this time, the Company is uncertain as to the likelihood of renewing the Bay Meadows lease beyond December 31, 2004 or the terms upon which such renewal may be achieved. If this lease is not renewed on comparable terms or at all, or an alternative venue is not arranged, the Company's operating results would be materially adversely affected.

    In June 2003, the Company purchased an approximately 22% interest in the real property upon which Portland Meadows is located, and also purchased the long-term rights to operate the facility pursuant to an operating lease. The operating lease requires the Company to pay rent equal to one percent of the wagers made at the track (including wagers on both live and import races), and also an additional percentage of revenues for other activities as follows: (a) one percent of revenues for horse-related activities, including simulcasting of horse races during the non-live season, (b) five percent of revenues not related to horse racing up to $800 thousand, and (c) three percent of revenues not related to horse racing in excess of $800 thousand. As the owner of an approximately 22% interest in the real property, the Company receives approximately 22% of the rent payments.

  (f)
  In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, only $4.5 million had been spent by December 31, 2003. In addition, the Company has deposited $2.2 million, and will deposit the remaining $3.3 million, in an escrow account to be applied to future capital expenditures and renovations.

  (g)
  Contractual commitments outstanding at December 31, 2003, which related to construction and development projects, amounted to approximately $30.4 million.

  (h)
  The revenue sharing and operations agreement between The Maryland Jockey Club and the owner of Rosecroft Raceway, which was to expire on March 31, 2004, has been agreed to be extended for an additional 30 days under existing terms and conditions. If this agreement is not further renewed on comparable terms, there may be a material decline in the revenues of The Maryland Jockey Club that could materially adversely affect the Company's operating results. At this time, the Company is uncertain as to the likelihood of a renewal of this agreement on comparable terms.

  (i)
  Although the Company is still considering a major redevelopment of its Gulfstream Park racetrack in Florida (the "Gulfstream Park Redevelopment"), it has deferred a decision on the project at the present time. Should it proceed as currently contemplated, the Gulfstream Park Redevelopment would include a simulcast pavilion, a sports and entertainment arena and a new turf club and grandstand. In addition, there would be significant modifications and enhancements to the racetracks and stable areas. If completed, the Gulfstream Park Redevelopment would require the demolition of a substantial portion of the current buildings and related structures, which include the grandstand and turf club. The aggregate carrying value at December 31, 2003 of the assets that would be demolished if the Gulfstream Park Redevelopment is completed is approximately $21.1 million. If the Company decides to proceed with the Gulfstream Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Gulfstream Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of our operations during a racing season and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Gulfstream Park during that season.

  (j)
  The Company is also considering a redevelopment of the entire stable area and racetrack surfaces at Laurel Park (the "Laurel Park Redevelopment"). In the event this redevelopment were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters, along with the development of new dirt and turf tracks. The aggregate carrying value at December 31, 2003 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $4.0 million. If the Company decides to proceed with the Laurel Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of our operations during a racing season and there is a risk that the redevelopment will not be completed according to schedule. Any inteference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

  (k)
  In December 2003, the Company entered into an agreement to sell the real property and buildings of MI Racing Inc. ("Great Lakes Downs") for approximately $4.2 million, which represents the net book value of these assets. The closing of the sale is subject to a number of outstanding conditions including regulatory approval and a leaseback arrangement. In January 2004, the Company formally requested the transfer of the racetrack license to the purchaser. Following the successful transfer of the racetrack license, the Company will enter into a lease arrangement pursuant to which the Company will continue as the facility operator.

  (l)
  The Company continues to explore various means of monetizing or improving the returns from its golf courses in Aurora, Ontario and Oberwaltersdorf, Austria. The Company's objective would be to realize at least the net book values of these properties from any sale, however, should it be unable to do so, the Company would consider extending the current access arrangements. To that end, there have been recent negotiations with Magna, aimed at reaching mutually acceptable terms for the renewal of the access arrangements in respect of these golf courses, which expired on December 31, 2003 and will expire March 1, 2004, respectively. The terms of any sale or extension of the access arrangements will determine whether a write-down of the carrying value of these properties is required. The amount of such write-downs, if any, cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that the Company will be successful in either concluding a sale of each of the golf courses, or entering into agreements to extend the access arrangements for such courses, on acceptable terms. The aggregate carrying value at December 31, 2003 of these golf course assets is approximately $78.4 million.

19.   OTHER LONG-TERM LIABILITIES

  Other long-term liabilities is comprised as follows:

	December 31,
	2003	2002
Deferred initiation fees and other revenue	$10,445	$5,871
Fair value of interest rate swap (note 15(c))	1,206	2,177
Pension liability	74	357

	$11,725	$8,405

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

  The net periodic pension cost of the Company for the years ended December 31, 2003, 2002 and 2001 included the following components:

	Years ended December 31,
	2003	2002	2001
Components of net periodic pension cost:
Service cost	$413	$489	$361
Interest cost on projected benefit obligation	647	679	556
Actual (return) loss on plan assets	(1,015)	64	(262)
Net amortization and deferral	452	(587)	(331)

Net periodic pension cost	$497	$645	$324

  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

	Years ended December 31,
	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$12,237	$10,790	$9,198
Service cost	413	489	361
Interest cost	647	679	556
Benefits paid	(540)	(543)	(582)
Actuarial (gains) losses	(1,046)	822	1,257

Benefit obligation at end of year	11,711	12,237	10,790

Change in plan assets:
Fair value of plan assets at beginning of year	9,062	9,298	9,142
Actual return (loss) on plan assets	1,015	(64)	262
Company contributions	425	371	476
Benefits paid	(540)	(543)	(582)

Fair value of plan assets at end of year	9,962	9,062	9,298

Funded status of plan (underfunded)	(1,749)	(3,175)	(1,492)
Unrecognized net loss	1,675	2,818	1,410

Net pension liability	$(74)	$(357)	$(82)

  Assumptions used in determining the funded status of the retirement income plan are as follows:

	Years ended December 31,
	2003	2002	2001
Weighted average discount rate	6.0%	6.0%	6.25%
Weighted average rate of increase in compensation levels	5.0%	5.0%	5.0%
Expected long-term rate of return	6.0%	6.0%	7.5%

  The measurement date and related assumptions for the funded status of the Company's retirement income plan are as of the end of the year.

  The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $5.9 million in the year ended December 31, 2003 and $3.9 million in each of the years ended December 31, 2002 and 2001. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

  The Company offers various 401(k) plans (the "Plans") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the Plans. Discretionary matching contributions are determined each year by the Company. The Company contributed to the Plans $0.7 million in the year ended December 31, 2003 and $0.4 million in each of the years ended December 31, 2002 and 2001.

  Long-term Incentive Plan

  The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000) which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.8 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.5 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan.

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

  Information with respect to shares under option is as follows:

	Shares Subject to Option		Weighted Average Exercise Price
	2003	2002	2003	2002
Balance, Beginning of Year	5,361,833	4,453,333	$6.18	$5.99
Granted	640,000	947,500	6.93	7.00
Exercised	(6,000)	(18,000)	4.88	4.88
Forfeited	(1,154,333)	(21,000)	6.78	5.37

Balance, End of Year	4,841,500	5,361,833	$6.14	$6.18

  Information regarding stock options outstanding is as follows:

	Options Outstanding		Options Exercisable
	2003	2002	2003	2002
Number	4,841,500	5,361,833	3,996,811	3,905,623
Weighted average exercise price	$6.14	$6.18	$6.10	$6.18
Weighted average remaining contractual life (years)	6.6	7.1	6.3	6.6

  Pro-forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting and Disclosure of Stock-Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The average fair values of the stock option grants in 2003 were $1.50 (for the year ended December 31, 2002 — $3.41; for the year ended December 31, 2001 — $2.90). The fair value of stock option grants in 2003 was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2003	2002	2001
Risk free interest rates	2.0%	3.0%	4.5%
Dividend yields	0.84%	0.77%	0%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.534	0.549	0.542
Weighted average expected life (years)	4.00	4.07	4.28

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

  The Company's SFAS 123 pro-forma net income (loss) and the related per share amounts are as follows:

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(105,097)	$(14,395)	$13,464
Pro-forma stock compensation expense determined under the fair value method, net of tax	(2,181)	(3,009)	(2,815)

Pro-forma net income (loss)	$(107,278)	$(17,404)	$10,649

Earnings (loss) per share
Basic — as reported	$(0.98)	$(0.14)	$0.16

Basic — pro-forma	$(1.00)	$(0.17)	$0.13

Diluted — as reported	$(0.98)	$(0.14)	$0.16

Diluted — pro-forma	$(1.00)	$(0.17)	$0.13

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

  (a)
  Under Canadian GAAP, the Company's convertible subordinated notes would be recorded in part as debt and in part as shareholders' equity, rather than entirely as debt as considered under U.S. GAAP.

    At December 31, 2003, under Canadian GAAP, the convertible subordinated notes liability would decrease by $9.2 million, and other paid in capital, included in shareholders' equity, would increase by $16.0 million. In addition, the issue costs related to the notes of $6.8 million would be recorded in other assets and not netted within the liability amount.

  (b)
  Under Canadian GAAP, sale of land to a related party that owns less than 80% of the vendor's share capital, where the exchange amount is supported by independent evidence, is considered an income item rather than a contribution to equity as considered under U.S. GAAP.

  (c)
  Under Canadian GAAP there is no requirement to disclose comprehensive income (loss).

    The following table presents net income (loss) and earnings (loss) per share information following Canadian GAAP:

	Years ended December 31,
	2003	2002	2001
Net income (loss) under U.S. GAAP	$(105,097)	$(14,395)	$13,464
Adjustments (net of related tax effects)
Interest expense on convertible subordinated notes resulting from amortization of discount on initial recognition of liability component (a)	(1,175)	(66)	—
Net gain on sale of real estate to a related party (b) (note 17)	—	9,992	5,938

Net income (loss) under Canadian GAAP	$(106,272)	$(4,469)	$19,402

Earnings (loss) per share:
Basic	$(0.99)	$(0.04)	$0.23

Diluted	$(0.99)	$(0.04)	$0.23

Quarterly Information
(U.S. dollars in thousands, except per share figures)
(unaudited)

For the year ended December 31, 2003	March 31	June 30	September 30	December 31	Total
Revenue	$270,115	$188,267	$104,475	$146,078	$708,935
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")	31,839	10,977	(12,599)	(148,153)	(117,936)
Net income (loss)	12,650	811	(15,397)	(103,161)	(105,097)
Diluted earnings (loss) per share	0.12	0.01	(0.14)	(0.96)	(0.98)

For the year ended December 31, 2002	March 31	June 30	September 30	December 31	Total
Revenue	$248,799	$128,168	$65,433	$106,821	$549,221
EBITDA	37,046	7,536	(11,220)	(32,809)	553
Net income (loss)	18,615	1,082	(9,742)	(24,350)	(14,395)
Diluted earnings (loss) per share	0.22	0.01	(0.09)	(0.23)	(0.14)

For the year ended December 31, 2001	March 31	June 30	September 30	December 31	Total
Revenue	$244,526	$113,192	$65,832	$95,511	$519,061
EBITDA	44,622	11,019	(2,825)	(1,127)	51,689
Net income (loss)	22,468	2,237	(6,227)	(5,014)	13,464
Diluted earnings (loss) per share	0.28	0.03	(0.07)	(0.06)	0.16

Reconciliation of Non-GAAP to GAAP Financial Measures
(U.S. dollars in thousands)
(unaudited)

Earnings (Loss) Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")	2003	2002	2001	2000	1999
Income (loss) before income taxes	$(163,453)	$(22,990)	$22,813	$1,553	$2,773
Interest expense (income), net	13,620	709	2,682	215	(920)
Depreciation and amortization	31,897	22,834	26,194	20,061	7,924

EBITDA	$(117,936)	$553	$51,689	$21,829	$9,777

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
[Amounts in thousands, U.S. dollars]

				Costs Capitalized Subsequent to Acquisition		Foreign Exchange Impact		Gross Amount at which Carried at Close of Period
		Initial Costs to Company												Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
EXCESS REAL ESTATE
Racing Operations
Santa Anita Park (Arcadia, California, U.S.A.)	—	52,500	—	—	281	—	—	52,500	281	52,781	—	n/a	1998	n/a
Gulfstream Park (Hallandale, Florida, U.S.A.)	—	14,201	—	—	—	—	—	14,201	—	14,201	—	n/a	1999	n/a
Lone Star Park (Grand Prairie, Texas, U.S.A.)	—	4,245	—	—	—	—	—	4,245	—	4,245	—	n/a	2002	n/a
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)	—	10,900	—	—	—	—	—	10,900	—	10,900	—	n/a	2002	n/a
MEC Grundstucksentwicklumgs GmbH (Niederoesterreich, Austria)	—	9,974	—	3,651	—	1,449	—	15,074	—	15,074	—	n/a	1996	n/a
REAL ESTATE HELD FOR DEVELOPMENT
Racing Operations
Dixon Downs (Dixon, California, U.S.A.)	—	6,584	—	4,542	22	—	—	11,126	22	11,148	—	n/a	2001	n/a
Ocala (Ocala, Florida, U.S.A.)	—	7,227	—	441	—	—	—	7,668	—	7,668	—	n/a	2002	n/a
Palm Meadows Estates (Boynton, Florida, U.S.A.)	—	7,488	—	927	—	—	—	8,415	—	8,415	—	n/a	2000	n/a
MEC Grundstucksentwicklumgs GmbH (Niederoesterreich, Austria)	—	11,475	—	3,935	53,936	403	8,483	15,813	62,419	78,232	—	n/a	1996	n/a
Real Estate Operations
New York, U.S.A.	—	725	—	2,034	—	—	—	2,759	—	2,759	—	n/a	1998	n/a
Ontario, Canada	—	2,334	—	5,121	—	805	—	8,260	—	8,260	—	n/a	1997	n/a
Niederoesterreich, Austria	—	6,804	—	—	—	(756)	—	6,048	—	6,048	—	n/a	1994	n/a
NON-CORE REAL ESTATE
Land
Ontario, Canada	—	2,559	—	232	—	186	—	2,977	—	2,977	—	n/a	1997	n/a
Michigan, U.S.A.	—	1,161	—	269	—	—	—	1,430	—	1,430	—	n/a	1996	n/a
Florida, U.S.A.	—	1,918	—	504	—	—	—	2,422	—	2,422	—	n/a	1994	n/a
Commercial/Industrial Properties
Oberoesterreich, Austria	—	3,376	8,193	(3,516)	(8,563)	159	370	19	—	19	—	n/a	1998	n/a
Oberoesterreich, Austria	—	2,024	—	—	—	313	—	2,337	—	2,337	—	n/a	1998	n/a
Residential Properties
Niederoesterreich, Austria	—	18	1,553	—	53	(1)	260	17	1,866	1,883	1,768	n/a	1998	23 years
Other	—	41	—	—	—	4	—	45	—	45	—	n/a	1998	n/a

	—	145,554	9,746	18,140	45,729	2,562	9,113	166,256	64,588	230,844	1,768

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Based on an evaluation carried out, as of December 31, 2003, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of December 31, 2003, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management — Executive Officers", "The Board of Directors and Committees of the Board — Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2003.

Item 11.    Executive Compensation

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board — Directors' Compensation", "The Board of Directors and Committees of the Board — Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Security Ownership", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2003.

Item 13.    Certain Relationships and Related Transactions

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "The Board of Directors and Committees of the Board — Certain Relationships and Related Transactions", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2003.

Item 14.    Principal Accountant Fees and Services

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "(*)", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2003.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements and Schedule

    The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2003 are included in Part II, Item 8 of this Report:

      Report of the Independent Auditors
      Consolidated Statements of Operations and Comprehensive Income (Loss)
      Consolidated Statements of Cash Flows
      Consolidated Balance Sheets
      Consolidated Statements of Changes in Shareholders' Equity
      Notes to the Consolidated Financial Statements
      Schedule III — Real Estate and Accumulated Depreciation

  (b)
  Reports on Form 8-K

    We filed the following reports with the SEC on Form 8-K during the quarter ended December 31, 2003:

    On October 31, 2003, we filed a current report on Form 8-K reporting the issuance of a press release on October 30, 2003 that announced our unaudited financial results for the nine-month period ended September 30, 2003.

  (c)
  Exhibits

    Please refer to the exhibit index below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2004.

MAGNA ENTERTAINMENT CORP.
By:	/s/ JIM McALPINE Jim McAlpine President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JIM McALPINE Jim McAlpine	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ DOUGLAS R. TATTERS Douglas R. Tatters	Vice-President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ JERRY D. CAMPBELL Jerry D. Campbell	Director	March 12, 2004
/s/ WILLIAM G. DAVIS William G. Davis	Director	March 12, 2004
/s/ LOUIS E. LATAIF Louis E. Lataif	Director	March 12, 2004
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 12, 2004
/s/ WILLIAM J. MENEAR William J. Menear	Director	March 12, 2004

/s/ GINO RONCELLI	Director	March 12, 2004
/s/ FRANK STRONACH Frank Stronach	Chairman and Director	March 12, 2004

EXHIBIT INDEX

        The following documents are filed as part of this Annual Report.

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16, 2000).
3.2	By-Laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16, 2000).
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
4.3
Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and The Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (File number 333-107368)
4.4
Registration Rights Agreement among the Company, BMO Nesbitt Burns Corp. and CIBC World Markets Corp., dated as of December 2, 2002 (incorporated by reference to exhibit 10.30 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.5
Registration Rights Agreement between the Company and Bank Austria Creditanstalt AG dated as of June 2, 2003 (incorporated by reference to exhibit 10.7 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
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
10.11
Lease dated as of November 17, 2000 between Bay Meadows Operating Company LLC and PW Acquisition IV, LLC (incorporated by reference to exhibit 10.20 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12
Amendment No. 1 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.21 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13
Amendment No. 2 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.22 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.14
Amendment No. 3 to the Term Loan Credit Agreement dated as of November 1, 2001, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.15
Stock Purchase Agreement dated as of December 21, 2000 among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed March 16, 2001).
10.16
Amendment No. 1, effective as of the Closing Date, to the Stock Purchase Agreement, dated as of December 21, 2000, among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed March 16, 2001).

10.17
Amending letter agreement dated March 28, 2001 to the Stock Purchase Agreement dated as of December 21, 2000, among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed March 16, 2001).
10.18
Preferred Access Agreement dated December 21, 2001 between Magna International Inc. and MEC Holdings (Canada) Inc. (incorporated by reference to exhibit 10.21 of the registrant's Amendment No. 3 on Form S-1 filed on March 8, 2002 (File number 333-70520)).
10.19
Stock Purchase Agreement dated June 27, 2001 between Magna Entertainment Corp. and Arthur L. McFadden (incorporated by reference to exhibit 10.22 of the registrant's Amendment No. 3 on Form S-1 filed on March 8, 2002 (File number 333-70520)).
10.20
Asset Purchase Agreement dated as of March 6, 2002 among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation. (The Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed on November 6, 2002).
10.21
First Amendment to Asset Purchase Agreement among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of September 30, 2002. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on November 6, 2002).
10.22
Second Amendment to Asset Purchase Agreement among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of October 23, 2002. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on November 6, 2002).
10.23
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
10.24
Option Agreement dated November 27, 2002 by and among the Company, Joseph LLC, Karin LLC, Joseph A. De Francis and Karin M. De Francis. (Exhibit A to this Agreement has been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on December 12, 2002).
10.25	Amended and Restated Credit Agreement between the Company and the Bank of Montreal, et al, dated as of October 10, 2003.

10.26
Loan Agreement dated January 24, 2003 between MEC Gründstucksentwicklungs GmbH and Österreichische Lotterien Gesellschaft m.b.H. (incorporated by reference to exhibit 10.1 to the registrant's Form 10-Q for the Quarter ended March 31, 2003).
10.27	Second Amendment to Lease Agreement dated December 31, 2003 among Bay Meadows Main Track Investors and Bay Meadows Operating Company LLC.
10.28
Employment Agreement with Gary M. Cohn dated October 5, 2000 (incorporated by reference to the corresponding exhibit number of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.29	Employment Agreement with Blake Tohana dated July 1, 2003.
10.30
Promissory Note made by Ontario Racing inc. in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.1 to the registrant's Form 10-Q for the quarter ended June 30, 2003).
10.31
Demand Debenture made by Flamboro Downs Holdings Limited in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.2 to the registrant's Form 10-Q for the quarter ended June 30, 2003).
10.32
Guarantee issued by Flamboro Downs Holdings Limited in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q for the quarter ended June 30, 2003).
10.33
Guarantee issued by the Registrant in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.4 to the registrant's Form 10-Q for the quarter ended June 30, 2003).
12	Statement re: Computation of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Documents Incorporated by Reference
INDEX
OUR BUSINESS
U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)
RISK FACTORS
Part II
REPORT OF THE INDEPENDENT AUDITORS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX