Form 10-Q
period 2004-05-04
MAGNA ENTERTAINMENT CORP
filed 2004-05-10
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2004
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

The Registrant had 48,878,796 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of April 30, 2004.

MAGNA ENTERTAINMENT CORP.
INDEX

		Pages
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations and Comprehensive Income for the three month periods ended March 31, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003	4
	Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures
Certifications
Exhibits

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

[Unaudited]
[U.S. dollars in thousands, except per share figures]

	Three months ended March 31,
	2004	2003
Revenues
Racing
Gross wagering	$248,669	$238,674
Non-wagering	35,614	27,804

	284,283	266,478

Real estate and other
Sale of real estate	4,038	—
Golf and other	3,503	3,637

	7,541	3,637

	291,824	270,115

Costs and expenses
Racing
Purses, awards and other	153,750	145,721
Operating costs	80,251	72,846
General and administrative	15,962	15,759

	249,963	234,326

Real estate and other
Cost of real estate sold	1,441	—
Operating costs	2,486	1,993
General and administrative	380	501

	4,307	2,494

Predevelopment and other costs	3,133	2,199
Depreciation and amortization	8,420	7,437
Interest expense, net	5,026	2,284
Equity income	(142)	(743)

	270,707	247,997

Income before income taxes	21,117	22,118
Income tax provision (Note 4)	—	9,468

Net income	21,117	12,650
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,377)	8,838
Change in fair value of interest rate swap	557	(5)

Comprehensive income	$14,297	$21,483

Earnings per share for Class A Subordinate Voting Stock or Class B Stock:
Basic	$0.20	$0.12
Diluted	$0.19	$0.12

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period [in thousands]:
Basic	107,259	107,135
Diluted	137,472	116,027

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]
[U.S. dollars in thousands]

	Three months ended March 31,
	2004	2003
Cash provided from (used for):
OPERATING ACTIVITIES
Net income	$21,117	$12,650
Items not involving current cash flows	6,076	9,232

	27,193	21,882
Changes in non-cash working capital	(18,850)	4,967

	8,343	26,849

INVESTMENT ACTIVITIES
Real estate property and fixed asset additions	(28,262)	(12,997)
Other asset (additions) disposals	(450)	820
Proceeds on disposal of real estate and fixed assets	4,013	—

	(24,699)	(12,177)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	2,000	(49,475)
Issuance of long-term debt	18,385	16,110
Repayment of long-term debt	(1,390)	(1,380)
Issuance of share capital	852	29

	19,847	(34,716)

Effect of exchange rate changes on cash and cash equivalents	(878)	1,967

Net increase (decrease) in cash and cash equivalents during the period	2,613	(18,077)
Cash and cash equivalents, beginning of period	99,807	87,681

Cash and cash equivalents, end of period	$102,420	$69,604

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]
[U.S. dollars and share amounts in thousands]

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$102,420	$99,807
Restricted cash	41,902	24,738
Accounts receivable	63,175	34,215
Income taxes receivable	3,007	1,809
Prepaid expenses and other	22,085	12,939

	232,589	173,508

Real estate properties and fixed assets, net	881,463	870,225

Other assets, net	246,284	249,177

Future tax assets	30,973	30,030

	$1,391,309	$1,322,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$8,696	$6,696
Accounts payable and other liabilities	154,392	118,997
Long-term debt due within one year	56,832	58,048

	219,920	183,741

Long-term debt	138,189	122,026

Convertible subordinated notes	218,439	218,167

Other long-term liabilities	11,727	11,725

Future tax liabilities	130,708	130,227

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock (issued: 2004 — 48,879, 2003 — 48,680)	318,003	317,028
Class B Stock (issued: 2004 and 2003 — 58,466)	394,094	394,094
Contributed surplus	17,282	17,282
Deficit	(86,901)	(108,018)
Accumulated comprehensive income	29,848	36,668

	672,326	657,054

	$1,391,309	$1,322,940

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

  The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. A disproportionate share of annual revenues and net income is earned in the first quarter of each year.

2.
Acquisition and Pro-Forma Impact

  On April 16, 2003, the Company received all necessary regulatory approvals for the acquisition of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, and accordingly the shares of Ontario Racing Inc. ("ORI") were transferred to the Company. The results of operations of ORI were accounted for under the equity method for the period from October 18, 2002 to April 16, 2003. This acquisition is fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2003.

  If the acquisition of Flamboro Downs had occurred on January 1, 2003, the Company's unaudited pro-forma total revenues would have been $276.3 million for the three months ended March 31, 2003. There was no impact on unaudited pro-forma net income or pro-forma basic and diluted earnings per share for the three months ended March 31, 2003 as the results of operations of ORI were accounted for under the equity method during this period.

3.
Long-term Debt

  In the three months ended March 31, 2004, one of the Company's European subsidiaries entered into a 15 million Euro term loan facility. The facility, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2%, is secured by a first and second mortgage on land in Austria owned by the European subsidiary. At March 31, 2004, $18.2 million was outstanding on this facility, which matures on December 15, 2006.

4.
Income Taxes

  In accordance with United States generally accepted accounting principles, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly has applied this effective tax rate to income before income taxes for the three months ended March 31, 2004, resulting in no income tax provision during this period.

5.
Capital Stock and Long-term Incentive Plan

[a]
Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the three months ended March 31, 2004 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2003	48,680	$317,028	58,466	$394,094	107,146	$711,122
Issued under the Long-term Incentive Plan	24	123	—	—	24	123
Issued on exercise of stock options	175	852	—	—	175	852

Issued and outstanding at March 31, 2004	48,879	$318,003	58,466	$394,094	107,345	$712,097

  [b]
  Long-term Incentive Plan

    The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000), which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended March 31, 2004, 199,000 shares were issued under the Plan, including 175,000 shares issued on the exercise of stock options.

    The Company grants stock options to certain directors, officers, key employees and consultants to purchase shares of the Company's Class A Subordinate Voting Stock. All of such stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation upon the occurrence of certain events specified in the stock option agreements entered into by the Company with each recipient of options.

    During the three months ended March 31, 2004, 150,000 stock options were granted, 175,000 stock options were exercised and 144,000 stock options were cancelled. At March 31, 2004, there were 4,672,500 stock options outstanding with exercise prices ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.16 per share.

    There were 3,863,311 options exercisable at March 31, 2004 with a weighted average exercise price of $6.10 per share.

    Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation", provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require, companies to recognize an expense for stock-based awards at their fair value on the date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25 which does not give rise to an expense) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

    There were 150,000 stock options granted during the three months ended March 31, 2004 with an average fair value of $2.25 per option. During the three months ended March 31, 2003, no stock options were granted.

    The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31,
	2004	2003
Risk free interest rate	3.0%	N/A
Dividend yield	0.84%	N/A
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.578	N/A
Weighted average expected life (years)	4	N/A

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

    The Company's SFAS 123 pro-forma net income and the related per share amounts are as follows:

	Three months ended March 31,
	2004	2003
Net income, as reported	$21,117	$12,650
Pro-forma stock compensation expense determined under the fair value method, net of tax	(175)	(867)

Pro-forma net income	$20,942	$11,783

Earnings per share
Basic — as reported	$0.20	$0.12
Basic — pro-forma	$0.20	$0.11

Diluted — as reported	$0.19	$0.12
Diluted — pro-forma	$0.19	$0.11

6.
Earnings Per Share

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three months ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Net income	$21,117	$21,117	$12,650	$12,650
Interest, net of related tax on
convertible subordinated notes	—	4,616	—	823

	$21,117	$25,733	$12,650	$13,473

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,793	79,006	48,669	57,561
Class B Stock	58,466	58,466	58,466	58,466

	107,259	137,472	107,135	116,027

Earnings Per Share	$0.20	$0.19	$0.12	$0.12

7.
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

[c]
In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, $5.0 million had been spent by March 31, 2004 and the remaining $5.0 million, which was required to be spent by December 31, 2003, was placed in an escrow account to be applied to future capital expenditures and renovations. The Company's capital expenditure plan for 2004 anticipates satisfying this spending commitment by the end of 2004.

[d]
In connection with its acquisition of a controlling interest in The Maryland Jockey Club, the Company has an obligation to pay $18.3 million on exercise of either the put or call options for the remaining interest in The Maryland Jockey Club. At March 31, 2004, this obligation has been reflected on the condensed consolidated balance sheet as long-term debt due after one year.

[e]
The revenue sharing and operations agreement between The Maryland Jockey Club and the owners of Rosecroft Raceway, which was to expire on March 31, 2004, was informally extended and the parties continued to operate under its terms until April 18, 2004. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft Raceway are no longer pooling their wagering revenue and distributing net wagering revenue 80% to The Maryland Jockey Club and 20% to Rosecroft Raceway as they did under the agreement. In addition, they are now operating under a state law which precludes The Maryland Jockey Club from operating after 6:15 p.m. without Rosecroft Raceway's consent, and a federal law which provides that, without the consent of The Maryland Jockey Club, Rosecroft Raceway cannot accept simulcast wagering on horse racing during the time that Pimlico Race Course and Laurel Park are running live races. Without a revenue sharing and operations arrangement, there will be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. Based on 2003 total live and import handle at The Maryland Jockey Club and Rosecroft Raceway, if the revenue sharing and operations arrangement is not renewed on comparable terms and the current operating restrictions were to remain in place for the remainder of 2004, the potential negative impact to earnings before income taxes in 2004 is estimated to be approximately $4.0 million.

  [f]
  The Bay Meadows lease expires on December 31, 2004. Although the Company intends to seek an extension beyond the end of 2004, the Company is continuing to explore alternative venues, including vacant land that has been purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project, which is still in the early stages of planning, is subject to regulatory and other approvals. At this time, the Company is uncertain as to the likelihood of renewing the Bay Meadows lease beyond December 31, 2004 or the terms upon which such renewal may be achieved. If this lease is not renewed on comparable terms or at all, or an alternative venue is not arranged, the Company's operating results would be materially adversely affected.

  [g]
  The Company is considering a redevelopment of the entire stable area at Laurel Park (the "Laurel Park Redevelopment"). In the event this development were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at March 31, 2004 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $3.2 million. If the Company decides to proceed with the Laurel Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of Laurel Park's operations during a racing season and there is risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

  [h]
  In December 2003, the Company entered into an agreement to sell the real property and buildings of its wholly-owned subsidiary, MI Racing Inc., which owns and operates Great Lakes Downs, for approximately $4.2 million, which represents the net book value of these assets. The closing of the sale is subject to a number of outstanding conditions including regulatory approval and a leaseback arrangement. In January 2004, the Company formally requested the transfer of the Great Lakes Downs racetrack license to the purchaser. At March 31, 2004, approval of that transfer was still pending. Following the successful transfer of the racetrack license, the Company will enter into a lease arrangement pursuant to which the Company will continue as the facility operator of Great Lakes Downs.

  [i]
  The Company continues to explore various means of monetizing or improving the returns from its golf courses in Aurora, Ontario and Oberwaltersdorf, Austria. The Company's objective would be to realize at least the net book values of these properties from any sale, however, should it determine not to sell the properties, the Company would consider renewing or negotiating new access arrangements with Magna International Inc. ("Magna"). To that end, there have been continuing negotiations with Magna, aimed at reaching mutually acceptable terms for the renewal of the access arrangements in respect of these golf courses, which expired on December 31, 2003 and March 1, 2004, respectively. The terms of any sale or renewal of the access arrangements will determine whether a write-down of the carrying value of these properties is required. The amount of such write-downs, if any, cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that the Company will be successful in either concluding a sale of each of the golf courses, or entering into agreements to renew the access arrangements for such courses, on acceptable terms. The aggregate carrying value at March 31, 2004 of these golf course assets is approximately $75.7 million. The aggregate net book value at March 31, 2004 of the Company's golf course net assets is approximately $68.6 million.

8.
Segment Information

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two principal operating segments: racing operations and real estate and other operations. The racing segment has been further segmented to reflect geographical and other operations as follows: (1) California operations includes Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations includes Gulfstream Park and the Palm Meadows Training Center; (3) Maryland operations includes Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations includes Lone Star Park, Remington Park and its OTB network; (5) Northern United States operations includes The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network; (6) Canadian operations include Flamboro Downs and its OTB network; (7) European operations include Magna Racino™, RaceOn TV™ and the European production facility for StreuFex™; and (8) Technology operations include XpressBet™, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities, and other real estate holdings including residential housing developments adjacent to our golf courses.

  The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section of the Company's annual report on Form 10-K for the year ended December 31, 2003.

  The following summary presents key information about reported segments for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Revenues
California operations	$140,565	$132,495
Florida operations	68,664	66,343
Maryland operations	24,196	24,018
Southern U.S. operations	15,554	15,532
Northern U.S. operations	21,108	22,016
Canadian operations	6,865	—
European operations	540	157
Technology operations	10,765	11,499

	288,257	272,060
Corporate and other	341	369
Eliminations	(4,315)	(5,951)

Total racing operations	284,283	266,478

Sale of real estate	4,038	—
Golf and other	3,503	3,637

Total real estate and other operations	7,541	3,637

Total revenues	$291,824	$270,115

	Three months ended March 31,
Earnings before interest, income taxes, depreciation and amortization ("EBITDA")	2004	2003
California operations	$23,935	$24,005
Florida operations	15,878	14,653
Maryland operations	1,108	(518)
Southern U.S. operations	(979)	(807)
Northern U.S. operations	(670)	(905)
Canadian operations	2,061	743
European operations	(1,582)	8
Technology operations	1,304	1,377

	41,055	38,556
Corporate and other	(6,593)	(5,661)
Predevelopment costs	(3,133)	(2,199)

Total racing operations	31,329	30,696

Sale of real estate	2,597	—
Golf and other	637	1,143

Total real estate and other operations	3,234	1,143

Total EBITDA	$34,563	$31,839

	March 31,
	2004	2003
Total Assets
California operations	$330,596	$332,910
Florida operations	202,254	220,636
Maryland operations	148,319	178,185
Southern U.S. operations	110,285	117,380
Northern U.S. operations	113,893	114,128
Canadian operations	91,202	25,272
European operations	111,585	67,310
Technology operations	11,948	6,708

	1,120,082	1,062,529
Corporate and other	136,886	84,603

Total racing operations	1,256,968	1,147,132

Non-Core Real Estate	7,769	11,089
Golf and other	126,572	114,765

Total real estate and other operations	134,341	125,854

Total assets	$1,391,309	$1,272,986

	Three months ended March 31, 2004
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$18,328	$2,789	$21,117
Interest expense (income), net	5,308	(282)	5,026
Depreciation and amortization	7,693	727	8,420

EBITDA	$31,329	$3,234	$34,563

	Three months ended March 31, 2003
	Racing Operations	Real Estate and Other Operations	Total
Income before income taxes	$21,466	$652	$22,118
Interest expense (income), net	2,470	(186)	2,284
Depreciation and amortization	6,760	677	7,437

EBITDA	$30,696	$1,143	$31,839

  Please see Item 6 of MEC's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the reasons why management believes that these non-GAAP financial measures provide useful information to investors.

9.
Subsequent Events

  On April 23, 2004, the Company announced that it will be proceeding with a major redevelopment of its Gulfstream Park racetrack, subject to obtaining all required permits and entitlements. The project will include significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It will also include the construction of a modern clubhouse/grandstand offering an array of restaurants, bars and entertainment facilities. The redevelopment project is budgeted to cost approximately $120 million. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet.

  The Company's goal is to minimize the disruption to the 2005 Gulfstream Park race meet during the construction period. To that end, it is our expectation that the new racing surfaces will be completed prior to the start of the 2005 meet. However, since the project will entail the demolition of a substantial portion of the current buildings and related structures, temporary facilities will need to be erected to house the 2005 meet. The Company will record a write-down in the amount of approximately $25 million in the second quarter of 2004 in connection with the redevelopment. The need for such a write-down has been previously disclosed in the Company's public filings where it described the proposed redevelopment of Gulfstream Park.

  Although the redevelopment will be scheduled to minimize any interference with Gulfstream Park's racing season, with a project of this magnitude, there will be a temporary disruption of our operations during the 2005 meet and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during a meet would result in a reduction in the revenues and earnings generated at Gulfstream Park during that meet.

Management's Discussion and Analysis of Results of Operations and Financial Position

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements included in this report.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, two racetracks that run both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. We also own and operate HorseRacing TV™, a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HorseRacing TV™ is currently carried on cable systems in ten states, with approximately 1.4 million subscribers. We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HorseRacing TV™. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        On April 23, 2004, we announced that we will be proceeding with a major redevelopment of the Gulfstream Park racetrack, subject to obtaining all required permits and entitlements. The project will include significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It will also include the construction of a modern clubhouse/grandstand offering an array of restaurants, bars and entertainment facilities. The redevelopment project is budgeted to cost approximately $120 million. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet.

        Our goal is to minimize the disruption to the 2005 Gulfstream Park race meet during the construction period. To that end, it is our expectation that the new racing surfaces will be completed prior to the start of the 2005 meet. However, since the project will entail the demolition of a substantial portion of the current buildings and related structures, temporary facilities will need to be erected to house the 2005 meet. We will record a write-down in the amount of approximately $25 million in the second quarter of 2004 in connection with the redevelopment. The need for such a write-down has been previously disclosed in our public filings where we described the proposed redevelopment of Gulfstream Park.

        Although the redevelopment will be scheduled to minimize any interference with Gulfstream Park's racing season, with a project of this magnitude, there will be a temporary disruption of our operations during the 2005 meet and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during a meet would result in a reduction in the revenues and earnings generated at Gulfstream Park during that meet.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are currently underway in a number of states in which we operate, including California, Maryland, Michigan, Ohio, Pennsylvania and Texas. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question.

        Under new legislation recently passed by the Oklahoma Senate and House of Representatives in February 2004, and signed by the Governor of Oklahoma on March 8, 2004, Remington Park, MEC's Oklahoma City racetrack, would be permitted to operate 650 player terminals for certain kinds of electronic gaming permitted at Native American casinos in the state. Remington Park's right to operate gaming machines under the new legislation is conditional on a number of events and approvals, including the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes. Notwithstanding its passage by the Oklahoma Senate and House of Representatives and its approval by the Governor, a petition has been filed by an Oklahoma State Representative to have the new Oklahoma alternative gaming legislation put on a ballot for approval by the citizens of Oklahoma. At present, we expect that the effectiveness of this legislaton will be made subject to approval by the citizens of the State of Oklahoma in a referendum to be held on November 2, 2004.

        We are participants in a coalition of interested parties in California, which has established an initiative to support the Gaming Revenue Act of 2004 in the State of California. In April 2004, sufficient signatures were obtained, subject to verification, to enable the Gaming Revenue Act of 2004 to qualify for inclusion on the November 2004 electoral ballot. We have committed up to $4.8 million to this initiative, which may be increased to $6.0 million upon certain conditions being satisfied, of which $0.8 million has been paid to March 31, 2004.

        We believe that the European marketplace offers significant potential growth for the export of MEC's horse racing. RaceON TV™ is a new service, based near Vienna, Austria, that offers simultaneous broadcasts of North American horse races and other racing content directly to off-track wagering operations in Europe. RaceON TV™ commenced operations during the first quarter of 2004. On April 4, 2004, we opened our newest racetrack, Magna Racino™, near Vienna, Austria. We anticipate hosting 50 days of live racing annually at the Magna Racino™ in a mixed thoroughbred and standardbred meet. In addition, we are currently in the process of completing a gaming facility at the Magna Racino™, which is expected to open in the fall of 2004, which will include alternative gaming assuming finalization of our joint venture with an Austrian partner. The gaming facility will also include race and sportsbook betting and an entertainment venue.

        We have applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have plans to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MI Developments Inc. ("MID"), our parent company, purchased vacant land in Romulus, Michigan which may serve as the site of the proposed racetrack. We continue to have discussions with MID regarding the potential terms of a long-term lease of such land.

        In addition to our racetracks, we own a significant real estate portfolio which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also actively seeking a developer or strategic partner for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. Subsequent to March 31, 2004, we entered into a predevelopment management agreement with Forest City Enterprises, Inc. concerning the planned development of "The Village at Gulfstream Park™", an 80 acre, mixed use retail, entertainment and residential project at Gulfstream Park. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate and may also sell our golf courses, residential developments and certain other real estate in order to generate additional capital for our racing business.

        The lease on our Bay Meadows site has been extended through December 31, 2004. Although we intend to seek an extension beyond the end of 2004, we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project, which is still in the early stages of planning, is subject to regulatory and other approvals. At this time, we are uncertain as to the likelihood of renewing the Bay Meadows lease beyond December 31, 2004 or the terms upon which such renewal may be achieved. If this lease is not renewed on comparable terms or at all, or an alternative venue is not arranged, our operating results would be materially adversely affected.

        We are considering a redevelopment of the entire stable area at Laurel Park (the "Laurel Park Redevelopment"). In the event this redevelopment were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at March 31, 2004 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $3.2 million. If we decide to proceed with the Laurel Park Redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, we would schedule the project to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there would likely be a temporary disruption to Laurel Park's operations during the racing season and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season and could materially adversely affect our operating results.

        The revenue sharing and operations agreement between The Maryland Jockey Club and the owners of Rosecroft Raceway, which was to expire on March 31, 2004, was informally extended and the parties continued to operate under its terms until April 18, 2004. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft Raceway are no longer pooling their wagering revenue and distributing net wagering revenue 80% to The Maryland Jockey Club and 20% to Rosecroft Raceway as they did under the agreement. In addition, they are now operating under a state law which precludes The Maryland Jockey Club from operating after 6:15 p.m. without Rosecroft Raceway's consent, and a federal law which provides that, without the consent of The Maryland Jockey Club, Rosecroft Raceway cannot accept simulcast wagering on horse racing during the time that Pimlico Race Course and Laurel Park are running live races. Without a revenue sharing and operations arrangement, there will be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. Based on 2003 total live and import handle at The Maryland Jockey Club and Rosecroft Raceway, if the revenue sharing and operations agreement is not renewed on comparable terms and the current operating restrictions were to remain in place for the remainder of 2004, the potential negative impact to our earnings before income taxes in 2004 is estimated to be approximately $4.0 million.

        In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), our wholly-owned subsidiary, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, $5.0 million had been spent by March 31, 2004 and the remaining $5.0 million, which was required to be spent by December 31, 2003, was placed in an escrow account to be applied to future capital expenditures and renovations. Our 2004 capital expenditure plan anticipates satisfying this spending commitment by the end of 2004.

        In December 2003, we entered into an agreement to sell the real property and buildings of our wholly-owned subsidiary, MI Racing Inc., which owns and operates Great Lakes Downs, for approximately $4.2 million, which represents the net book value of these assets. The closing of the sale is subject to a number of outstanding conditions including regulatory approval and a leaseback arrangement. In January 2004, we formally requested the transfer of the Great Lakes Downs racetrack license to the purchaser. At March 31, 2004, approval of that transfer was still pending. Following the successful transfer of our racetrack license, we will enter into a lease arrangement pursuant to which we will continue as the facility operator of Great Lakes Downs.

        Pursuant to an access arrangement effective as of March 1, 1999, Magna International Inc. ("Magna") has paid us an annual fee of 2.5 million Euros to access the Fontana Sports golf course and related recreational facilities for Magna-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports was payable until March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna has also paid us an annual fee of Cdn. $5.0 million to access the Magna Golf Club. The access fee relating to the Magna Golf Club was payable until December 31, 2003. We are continuing to explore various means of monetizing or improving the returns from Fontana Sports and the Magna Golf Club. Our objective would be to realize at least the net book values of these properties from any sale, however, should we determine not to sell the properties, we would consider renewing or negotiating new access arrangements with Magna. To that end, there have been continuing negotiations with Magna, aimed at reaching mutually acceptable terms for the renewal of the access arrangements in respect of these golf courses. The terms of any sale or renewal of the access arrangements will determine whether a write-down of the carrying value of these properties is required. The amount of such write-downs, if any, cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that we will be successful in either concluding a sale of each of the golf courses, or entering into agreements to renew the access arrangements for such courses, on acceptable terms. The aggregate carrying value at March 31, 2004 of these golf course fixed assets is approximately $75.7 million. The aggregate net book value at March 31, 2004 of our golf course net assets is approximately $68.6 million.

Seasonality

        Most of our racetracks operate for prescribed periods each year. As a result, our racing revenues and operating results for any quarter will not be indicative of our racing revenues and operating results for any other quarter or for the year as a whole. Because five of our largest racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Pimlico Race Course and Golden Gate Fields, run live race meets principally during the first half of the year, our racing operations have historically operated at a loss in the second half of the year, with our third quarter generating the largest operating loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Racing operations

        In the three months ended March 31, 2004, we operated our largest racetracks for an additional 12 live race days compared to the prior year period. Our other racetracks operated an additional 57 live race days in the three months ended March 31, 2004, compared to the prior year period, primarily due to the completion of the acquisition of Flamboro Downs on April 16, 2003. In the three months ended March 31, 2003, the results of Flamboro Downs were accounted for under the equity method and their live race days are excluded.

        Set forth below is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters of 2004 with comparatives for 2003.

LIVE RACE DAYS

	Q1 2004	Q1 2003	Awarded Q2 2004	Q2 2003	Awarded Q3 2004	Q3 2003	Awarded Q4 2004	Q4 2003	Total 2004(1)	Total 2003
Largest Racetracks
Santa Anita Park(2)	69	66	10	15	—	—	7	5	86	86
Gulfstream Park	76	72	14	17	—	—	—	—	90	89
Golden Gate Fields	69	66	—	—	—	—	38	40	107	106
Bay Meadows	—	—	55	55	23	24	26	26	104	105
Laurel Park	58	61	—	—	27	22	63	59	148	142
Lone Star Park	—	—	59	60	7	10	16	33	82	103
Pimlico Race Course	5	—	43	48	20	18	—	5	68	71

	277	265	181	195	77	74	150	168	685	702

Other Racetracks(3)
The Meadows	52	50	52	52	52	53	51	52	207	207
Thistledown	—	10	62	61	65	64	60	53	187	188
Flamboro Downs(4)	65	N/A	65	55	65	64	65	69	260	188
Remington Park	4	—	24	3	38	44	27	35	93	82
Portland Meadows	36	40	9	12	—	—	32	34	77	86
Great Lakes Downs	—	—	42	38	60	61	16	19	118	118
Magna Racino	—	N/A	24	N/A	17	N/A	9	N/A	50	N/A

	157	100	278	221	297	286	260	262	992	869

TOTAL	434	365	459	416	374	360	410	430	1,677	1,571

(1)
Includes actual live race days for the first quarter of 2004 and awarded live race days for the remainder of 2004.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 26 days in 2004 compared to 31 days in 2003.

(3)
Excludes Colonial Downs, which is owned by a third party whose racing operations are managed by The Maryland Jockey Club.

(4)
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

        Revenues from our racing operations were $284.3 million for the three months ended March 31, 2004, compared to $266.5 million in the 2003 comparable period, an increase of $17.8 million or 6.7%. The increase is primarily attributable to revenues generated on 12 additional live race days at our largest racetracks, which contributed approximately $10 million, and the change from equity accounting to consolidation of the results of Flamboro Downs. In the three months ended March 31, 2004, gross wagering revenues from our racing operations increased 4.2% to $248.7 million, compared to $238.7 million in the 2003 comparable period, primarily due to the same factors noted above. Non-wagering revenues in the three months ended March 31, 2004 increased 28.1% to $35.6 million, compared to $27.8 million in the three months ended March 31, 2003, primarily due to commissions earned from the Flamboro Downs slot facility as well as increased food and beverage, admissions and parking revenues due to increased average daily attendance and additional live race days at certain of our largest racetracks in the three months ended March 31, 2004. As a percentage of gross wagering revenues, non-wagering revenues increased from 11.6% in the three months ended March 31, 2003 to 14.3% in the three months ended March 31, 2004 primarily as a result of commissions earned from the Flamboro Downs slot facility and higher food and beverage revenues at Santa Anita Park and Gulfstream Park.

        Purses, awards and other increased to $153.8 million in the three months ended March 31, 2004 from $145.7 million in the three months ended March 31, 2003, primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenues, purses, awards and other increased from 61.1% in the three months ended March 31, 2003 to 61.8% in the three months ended March 31, 2004 primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs increased $7.4 million to $80.3 million in the three months ended March 31, 2004, primarily due to increased activity at Santa Anita Park with the opening of an entertainment facility including a new restaurant and sports bar, the acquisition of Flamboro Downs, and start-up costs related to our European business units, Magna Racino™ and RaceON TV™. As a percentage of total racing revenues, operating costs increased from 27.3% in the three months ended March 31, 2003 to 28.2% in the three months ended March 31, 2004 primarily due to these pre-operating and start-up costs incurred in advance of revenues.

        General and administrative expenses were $16.0 million in the three months ended March 31, 2004, compared to $15.8 million in the three months ended March 31, 2003. General and administrative expenses in the three months ended March 31, 2004 include approximately $0.8 million of costs that relate to the start-up of our European business units, Magna Racino™ and RaceON TV™ and Flamboro Downs. Excluding these start-up costs and costs at Flamboro Downs, general and administrative expenses would have decreased from the comparable period as a result of focused efforts to reduce costs. As a percentage of total racing revenues, general and administrative expenses decreased from 5.9% in the three months ended March 31, 2003 to 5.6% in the three months ended March 31, 2004, primarily due to cost containment efforts and the higher racing revenues due to additional live race days at our largest racetracks.

Real estate and other operations

        Revenues from real estate and other operations were $7.5 million in the three months ended March 31, 2004, compared to $3.6 million in the three months ended March 31, 2003. The increase in revenues is primarily attributable to the sale of a Non-Core Real Estate property in the current period, partially offset by decreased access fee revenues of approximately $1.2 million from our Magna Golf Club and Fontana Sports facilities as a result of the expiry of the access agreements with Magna on December 31, 2003 and March 1, 2004, respectively. In the three months ended March 31, 2004, one Non-Core Real Estate property was sold generating revenue of $4.0 million and income before income taxes of $2.6 million. In the three months ended March 31, 2003, there were no sales of Non-Core Real Estate properties.

Predevelopment and other costs

        Predevelopment and other costs were $3.1 million in the three months ended March 31, 2004, compared to $2.2 million in the three months ended March 31, 2003. Predevelopment and other costs in the current period represent costs of approximately $2.0 million incurred pursuing alternative gaming opportunities in states where we currently operate, $0.5 million on the development of a simplified wagering machine that will simplify the pari-mutuel wagering process for the customer and $0.6 million of costs relating to development initiatives undertaken to enhance our racing operations. In the prior year, the predevelopment and other costs that we incurred were related to development initiatives that were undertaken to enhance our racing operations and the pursuit of alternative gaming opportunities.

Depreciation and amortization

        Depreciation and amortization increased $1.0 million from $7.4 million in the three months ended March 31, 2003 to $8.4 million in the three months ended March 31, 2004, primarily due to the increased depreciation at our Palm Meadows training center, related to additional stall and dormitory construction, and Flamboro Downs depreciation, given the change in the method of accounting for this entity.

Interest income and expense

        Our net interest expense for the three months ended March 31, 2004 increased $2.7 million over the prior year period to $5.0 million. The higher net interest expense is attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003, partially offset by an increase in interest capitalized. In the three months ended March 31, 2004, $1.8 million of interest was capitalized with respect to projects under development, compared to $0.8 million in the prior year period.

Income tax provision

        We did not record an income tax provision in the three months ended March 31, 2004, whereas in the three months ended March 31, 2003 we recorded an income tax provision of $9.5 million on earnings before income taxes of $22.1 million. In accordance with United States generally accepted accounting principles, we have estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly applied this effective tax rate to income before income taxes for the three months ended March 31, 2004, resulting in no income tax provision during this period. Our effective income tax rate for the three months ended March 31, 2003, adjusted for equity income, was 44.3%.

Liquidity and Capital Resources

Operating activities

        Cash provided by operations before changes in non-cash working capital increased $5.3 million to $27.2 million in the three months ended March 31, 2004 from $21.9 million in the three months ended March 31, 2003 primarily due to increased net income in the three months ended March 31, 2004. In the three months ended March 31, 2004, cash used by non-cash working capital balances was $18.9 million compared to cash provided by non-cash working capital balances of $5.0 million in the three months ended March 31, 2003 primarily due to increases in restricted cash, accounts receivable and prepaid expenses and other at March 31, 2004 compared to the respective balances at December 31, 2003.

Investment activities

        Cash used in investment activities in the three months ended March 31, 2004 was $24.7 million, including expenditures of $28.3 million on real estate property and fixed asset additions and $0.5 million on other asset additions, partially offset by $4.0 million of net proceeds received on the disposal of Non-Core Real Estate and fixed assets. Expenditures relating to real estate property and fixed asset additions in the three months ended March 31, 2004 consisted of $11.7 million on Magna Racino™, $4.1 million for construction at our Palm Meadows training center, $3.9 million on the entertainment facility including a new restaurant and sports bar at Santa Anita Park, $2.9 million at The Maryland Jockey Club, maintenance capital improvements of $1.2 million, $0.7 million for the purchase of land in Ocala, Florida, and $3.8 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties.

Financing activities

        Cash provided by financing activities was $19.8 million in the three months ended March 31, 2004, primarily as a result of additional long-term debt incurred by our European operations of $18.4 million, utilization by one of our subsidiaries of $2.0 million of its revolving credit facility to fund capital expenditures and the issuance of $0.9 million of share capital on the exercise of stock options, partially offset by repayments of long-term debt of $1.4 million.

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($24.2) million at March 31, 2004, compared to ($45.3) million at December 31, 2003. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to higher levels of restricted cash, accounts receivable, prepaid expenses and other, partially offset by increases in accounts payable and other liabilities.

        The credit agreement for our $50.0 million senior revolving credit facility has been amended and extended to October 8, 2004. The facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and is guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields, Gulfstream Park and Santa Anita Park and operate Bay Meadows. At March 31, 2004, we had no borrowings under this facility, but had issued letters of credit totaling $21.5 million.

        One of our subsidiaries, The Santa Anita Companies, Inc., is party to a secured term loan facility, which bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.2% per annum. We have entered into an interest rate swap contract and fixed the rate of interest at 6.0% per annum to November 30, 2004, the maturity date of the term loan facility. At March 31, 2004, $50.1 million was outstanding under this fully drawn term loan facility. It is our expectation that we will renegotiate and extend this loan facility.

        In the three months ended March 31, 2004, one of our European subsidiaries entered into a Euro denominated term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At March 31, 2004, $18.2 million was outstanding on this facility which matures on December 15, 2006.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At March 31, 2004, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        As of March 31, 2004, one of our subsidiaries had borrowed $8.7 million under a $10.0 million revolving credit loan facility to fund capital expenditures. The indebtedness under the facility is secured by deeds of trust on land, buildings and improvements and by security interests in all other assets of this subsidiary and certain affiliates of The Maryland Jockey Club. The advances under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum. This credit loan facility expires on July 7, 2004 and at that time we expect to renegotiate the revolving credit loan facility and convert it to a term loan.

        At March 31, 2004, we had cash and cash equivalents of $102.4 million and total shareholders' equity of $672.3 million. At March 31, 2004, we also had unused credit facilities of approximately $29.8 million.

        At March 31, 2004, we were in compliance with all of our debt agreements and related covenants. Our ability to continue to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. In particular, it is possible that we may not be able to meet the financial covenants under our $50.0 million senior revolving credit facility at the quarterly reporting dates during the remaining term of the facility, which expires on October 8, 2004 unless the facility is extended with the consent of both parties. If we fail to comply with these financial covenants and the bank is unwilling to waive such a covenant breach, it will result in the occurrence of an event of default under the facility, in which case the bank may terminate the facility, demand repayment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit under the facility. At March 31, 2004, we had no borrowings and had issued letters of credit totaling $21.5 million under the facility.

        In order to fully implement our strategic plan, including the recently announced redevelopment of Gulfstream Park, and capitalize on future growth opportunities, we will be required to seek additional debt, equity and/or other financing through public or private sources which could include MID, our parent company. We may also decide to sell some of our real estate holdings, golf courses and other assets in order to finance certain portions of our strategic plan. If such additional financing and sources of funds are not available to us as needed, or on terms that are acceptable to us, we may not be able to fully implement our strategic plan. We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate and other assets, and available borrowings under our credit and loan facilities described above, assuming the extension or renewal of those facilities, will be sufficient to finance our operations and the balance of our capital expenditure program during the next year.

Contractual Obligations

        Our contractual obligations are detailed in our "Management's Discussion and Analysis of Results of Operations and Financial Position" included in our Annual Report on Form 10-K for the year ended December 31, 2003. On a quarterly basis, we update that disclosure for any material changes. We have committed up to $4.8 million, which may be increased to $6.0 million upon certain conditions being satisfied, as our share of the costs of an initiative to support the Gaming Revenue Act of 2004 in the State of California.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at March 31, 2004 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 6.0% per annum on a notional amount of $50.1 million as at March 31, 2004. The maturity date of this contract is November 30, 2004.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. At March 31, 2004, there are no new accounting standards which impact us which have not yet been adopted.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the U.S. Securities Act of 1933, as amended, and the U.S. Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

Item 4. Controls and Procedures

        Based on an evaluation carried out, as of March 31, 2004, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of March 31, 2004, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
3.2	By-laws of Magna Entertainment Corp.
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed January 25, 2003 (file number 333-102889))
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
10.1	Loan Agreement dated March 5, 2004 between MEC Grundstucksentwicklungs GmbH and Raiffeisenlandesbank Niederosterreich-Wien AG in the amount of Euro 15,000,000
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        **In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the U.S. Securities Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under such Act or the U.S. Securities Act of 1933, except to the extent that the Registrant specifically incorporates them by reference.

(b)   Reports on Form 8-K

Date	Items Reported and Financial Statements Filed
February 5, 2004 (filed February 6, 2004)	Press release dated February 5, 2004 regarding the recording of a non-cash impairment charge to income, net of income taxes, of approximately $82 million in the fourth quarter of 2003.
February 24, 2004 (filed February 25, 2004)	Financial results of the Registrant for the fourth quarter and year ended December 31, 2003.
February 26, 2004 (filed March 2, 2004)	The passage of Senate Bill 553 in the State of Oklahoma, entitled the "State-Tribal Gaming Regulation Act."

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

Date: May 10, 2004

QuickLinks

MAGNA ENTERTAINMENT CORP. INDEX
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME [Unaudited] [U.S. dollars in thousands, except per share figures]
MAGNA ENTERTAINMENT CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited] [U.S. dollars in thousands]
MAGNA ENTERTAINMENT CORP. CONDENSED CONSOLIDATED BALANCE SHEETS [Unaudited] [U.S. dollars and share amounts in thousands]
MAGNA ENTERTAINMENT CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES