Form 10-Q
period 2004-08-01
MAGNA ENTERTAINMENT CORP
filed 2004-08-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2004
Commission File Number: 000-30578

MAGNA ENTERTAINMENT CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208374 (I.R.S. Employer Identification No.)
337 Magna Drive, Aurora, Ontario, Canada L4G 7K1 (Address of principal executive offices, including zip code)
(905) 726-2462 (Registrant's telephone number, including area code)
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

Yes  ☒                   No  ☐

The Registrant had 48,878,796 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of July 31, 2004.

MAGNA ENTERTAINMENT CORP.
INDEX

		PAGES
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2004 and 2003	4
	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31
Signatures
Certifications
Exhibits

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
U.S. dollars in thousands, except per share figures

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Racing
Gross wagering	$137,821	$145,500	$386,490	$384,174
Non-wagering	44,211	37,364	79,825	65,168

	182,032	182,864	466,315	449,342

Real estate and other
Sale of real estate	12,349	—	16,387	—
Golf and other	4,109	5,403	7,612	9,040

	16,458	5,403	23,999	9,040

	198,490	188,267	490,314	458,382

Costs and expenses
Racing
Purses, awards and other	82,001	87,343	235,751	233,064
Operating costs	76,191	67,534	156,442	140,380
General and administrative	14,933	15,780	30,895	31,539

	173,125	170,657	423,088	404,983

Real estate and other
Cost of real estate sold	5,321	—	6,762	—
Operating costs	5,086	3,985	7,572	5,978
General and administrative	242	491	622	992

	10,649	4,476	14,956	6,970

Predevelopment and other costs	3,396	2,406	6,529	4,605
Depreciation and amortization	9,158	7,797	17,578	15,234
Interest expense, net	6,237	2,498	11,263	4,782
Write-down of long-lived assets (Note 3)	26,685	—	26,685	—
Equity income	(98)	(249)	(240)	(992)

	229,152	187,585	499,859	435,582

Income (loss) before income taxes	(30,662)	682	(9,545)	22,800
Income tax provision (benefit) (Note 4)	(5,187)	(129)	(5,187)	9,339

Net income (loss)	(25,475)	811	(4,358)	13,461
Other comprehensive income (loss)
Foreign currency translation adjustment	1,889	14,908	(5,488)	23,746
Change in fair value of interest rate swap	(112)	114	445	109

Comprehensive income (loss)	$(23,698)	$15,833	$(9,401)	$37,316

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock:
Basic	$(0.24)	$0.01	$(0.04)	$0.13
Diluted	$(0.24)	$0.01	$(0.04)	$0.13

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period (in thousands):
Basic	107,345	107,146	107,302	107,140
Diluted	107,345	120,592	107,302	118,309

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash provided from (used for):
OPERATING ACTIVITIES
Net income (loss)	$(25,475)	$811	$(4,358)	$13,461
Items not involving current cash flows	23,803	6,572	29,879	15,804

	(1,672)	7,383	25,521	29,265
Changes in non-cash working capital	(3,778)	(7,552)	(22,628)	(2,585)

	(5,450)	(169)	2,893	26,680

INVESTMENT ACTIVITIES
Real estate property and fixed asset additions	(28,347)	(15,524)	(56,609)	(28,521)
Other asset additions	(223)	(12,558)	(673)	(11,738)
Proceeds on disposal of real estate and fixed assets	12,594	681	16,607	681

	(15,976)	(27,401)	(40,675)	(39,578)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	—	—	2,000	(49,475)
Issuance of long-term debt	876	—	19,261	16,110
Repayment of long-term debt	(3,230)	(8,013)	(4,620)	(9,393)
Issuance of share capital	—	—	852	29
Issuance of convertible subordinated notes	—	145,000	—	145,000

	(2,354)	136,987	17,493	102,271

Effect of exchange rate changes on cash and
cash equivalents	622	3,850	(256)	5,817

Net increase (decrease) in cash and cash
equivalents during the period	(23,158)	113,267	(20,545)	95,190
Cash and cash equivalents, beginning of period	102,420	69,604	99,807	87,681

Cash and cash equivalents, end of period	$79,262	$182,871	$79,262	$182,871

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars and share amounts in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$79,262	$99,807
Restricted cash	29,477	24,738
Accounts receivable	41,424	34,215
Income taxes receivable	181	1,809
Prepaid expenses and other	19,700	12,939

	170,044	173,508

Real estate properties and fixed assets, net	870,710	870,225

Racing licenses	234,294	236,098

Other assets, net	11,500	13,079

Future tax assets	36,811	30,030

	$1,323,359	$1,322,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$8,696	$6,696
Accounts payable and other liabilities	114,345	118,997
Long-term debt due within one year	56,000	58,048

	179,041	183,741

Long-term debt	137,040	122,026

Convertible subordinated notes	218,712	218,167

Other long-term liabilities	11,374	11,725

Future tax liabilities	128,564	130,227

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock
(issued: 2004 — 48,879, 2003 — 48,680)	318,003	317,028
Class B Stock (issued: 2004 and 2003 — 58,466)	394,094	394,094
Contributed surplus	17,282	17,282
Deficit	(112,376)	(108,018)
Accumulated comprehensive income	31,625	36,668

	648,628	657,054

	$1,323,359	$1,322,940

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

  The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. A disproportionate share of annual revenues and net income is earned in the first quarter of each year.

2.     Acquisition and Pro-Forma Impact

  On April 16, 2003, the Company received all necessary regulatory approvals for the acquisition of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, and accordingly the shares of Ontario Racing Inc. ("ORI") were transferred to the Company. As the terms of the arrangements between the Company and ORI provided the Company with significant influence over ORI and the entitlements to the undistributed earnings of ORI, the results of operations of ORI were accounted for under the equity method for the period from October 18, 2002 to April 16, 2003. This acquisition is fully disclosed in the Company's consolidated financial statements for the year ended December 31, 2003.

  If the acquisition of Flamboro Downs had occurred on January 1, 2003, the Company's unaudited pro-forma total revenues would have been $189.4 million and $465.7 million for the three and six-month periods ended June 30, 2003, respectively. There was no impact on unaudited pro-forma net income or pro-forma basic and diluted earnings per share for the three and six month periods ended June 30, 2003 as the results of operations of ORI were accounted for under the equity method during these periods.

3.     Write-down of Long-lived Assets

  (a)
  The Company has commenced a major redevelopment of its Gulfstream Park racetrack. As a result, the Company has recognized a non-cash write-down of $26.3 million in the three month period ended June 30, 2004 related to Gulfstream Park's long-lived assets in connection with the redevelopment.

    The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for other redevelopment of Gulfstream Park, first announced in April 2004, has been increased to approximately $145 million.

    The Company's goal is to minimize the disruption to the 2005 Gulfstream Park race meet during the construction period. To that end, it is the Company's expectation that the new racing surfaces will be completed prior to the start of the 2005 meet. However, since the project entails the demolition of a substantial portion of the current buildings and related structures, temporary facilities will be erected to house the 2005 meet.

    The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet. Although the redevelopment is being scheduled to minimize any interference with Gulfstream Park's racing season, with a project of this magnitude, there will be a temporary disruption of Gulfstream Park's operations during the 2005 meet and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during the meet would result in a reduction in the revenues and earnings generated at Gulfstream Park during that meet.

  (b)
  The Company has also commenced the redevelopment of the racing surfaces at Laurel Park. As a result, the Company has recognized a non-cash write-down of $0.4 million in the three month period ended June 30, 2004 related to Laurel Park's long-lived assets in connection with the redevelopment.

    The project includes significant modifications and enhancements to the racing surfaces, including the construction of a new, wider turf course. It is the Company's expectation that the new racing surfaces will be completed prior to the start of Laurel Park's 2004 fall meet.

4.     Income Taxes

  In accordance with U.S GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly has applied this effective tax rate to the loss before income taxes for the three and six month periods ended June 30, 2004. The income tax benefit for the three and six month periods ended June 30, 2004 represents a reduction in enacted income tax rates in Austria.

5.     Long-term Debt

  In the three months ended March 31, 2004, one of the Company's European subsidiaries entered into a 15 million Euro term loan facility. The facility, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2%, is secured by a first and second mortgage on land in Austria owned by the European subsidiary. At June 30, 2004, $18.5 million was outstanding on this facility, which matures on December 15, 2006.

6.     Capital Stock and Long-term Incentive Plan

  (a)
  Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the six months ended June 30, 2004 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2003	48,680	$317,028	58,466	$394,094	107,146	$711,122
Issued under the Long-term Incentive Plan	24	123	—	—	24	123
Issued on exercise of stock options	175	852	—	—	175	852

Issued and outstanding at March 31, 2004 and June 30, 2004	48,879	$318,003	58,466	$394,094	107,345	$712,097

  (b)
  Long-term Incentive Plan

    The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000), which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended June 30, 2004, no shares were issued under the Plan. During the six months ended June 30, 2004, 199,000 shares were issued under the Plan, including 175,000 shares issued on the exercise of stock options.

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

    During the three months ended June 30, 2004, no stock options were granted, exercised, cancelled or expired. During the six months ended June 30, 2004, 150,000 stock options were granted, 175,000 stock options were exercised and 144,000 stock options were cancelled. At June 30, 2004, there were 4,672,500 stock options outstanding with exercise prices ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.16 per share.

    There were 3,901,311 options exercisable at June 30, 2004 with a weighted average exercise price of $6.11 per share.

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

    There were 150,000 stock options granted during the six months ended June 30, 2004 with an average fair value of $2.25 per option. During the six months ended June 30, 2003, there were 640,000 stock options granted with an average fair value of $1.50 per option.

    The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	N/A	2.0%	3.0%	2.0%
Dividend yield	N/A	0.84%	0.84%	0.84%
Volatility factor of expected market price of Class A Subordinate Voting Stock	N/A	0.534	0.578	0.534
Weighted average expected life (years)	N/A	4.0	4.0	4.0

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

    The Company's SFAS 123 pro-forma net income (loss) and the related per share amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(25,475)	$811	$(4,358)	$13,461
Pro-forma stock compensation expense determined under the fair value method, net of tax	(317)	(895)	(492)	(1,762)

Pro-forma net income (loss)	$(25,792)	$(84)	$(4,850)	$11,699

Earnings (loss) per share
Basic — as reported	$(0.24)	$0.01	$(0.04)	$0.13
Basic — pro-forma	$(0.24)	$—	$(0.05)	$0.11

Diluted — as reported	$(0.24)	$0.01	$(0.04)	$0.13
Diluted — pro-forma	$(0.24)	$—	$(0.05)	$0.11

  (c)
  Maximum Shares

    The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding as at June 30, 2004 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at June 30, 2004	48,879
Class B Stock outstanding at June 30, 2004	58,466
Options to purchase Class A Subordinate Voting Stock	4,673
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,277
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

142,119

7.     Earnings (Loss) Per Share

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
	Basic and Diluted	Basic	Diluted	Basic and Diluted	Basic	Diluted
Net income (loss)	$(25,475)	$811	$811	$(4,358)	$13,461	$13,461
Interest, net of related tax, on convertible subordinated notes	—	—	1,210	—	—	2,033

	$(25,475)	$811	$2,021	$(4,358)	$13,461	$15,494

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,879	48,680	62,126	48,836	48,674	59,843
Class B Stock	58,466	58,466	58,466	58,466	58,466	58,466

	107,345	107,146	120,592	107,302	107,140	118,309

Earnings (Loss) Per Share	$(0.24)	$0.01	$0.01	$(0.04)	$0.13	$0.13

  As a result of the net loss for the three month and six month periods ended June 30, 2004, options to purchase 4,672,500 shares and notes convertible in to 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

  For the three month and six month periods ended June 30, 2003, options to purchase 5,833,833 and 5,693,833 shares, respectively, and notes convertible into 13,421,772 and 11,122,652 shares, respectively, were excluded from the computation of diluted earnings per share since the effect was anti-dilutive.

8.     Commitments and Contingencies

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

  (c)
  In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, $6.0 million had been spent by June 30, 2004. In addition, the Company has deposited $5.0 million in an escrow account and the remaining $4.0 million has been committed to be spent on future capital expenditures and renovations. The Company's capital expenditure plan for 2004 anticipates satisfying this spending commitment by the end of 2004.

  (d)
  In connection with its acquisition of a controlling interest in The Maryland Jockey Club, the Company has an obligation to pay $18.3 million on exercise of either the put or call options for the remaining interest in The Maryland Jockey Club. At June 30, 2004, this obligation has been reflected on the condensed consolidated balance sheet as long-term debt due after one year.

  (e)
  The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The term of the Maryland Operating Agreement runs from June 9, 2004 through September 15, 2004, unless earlier terminated in accordance with its terms, or extended by mutual agreement of the parties.

    The Maryland Revenue Sharing Agreement enabled wagering to be conducted, both day and evening, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland OTBs operated by them. Under the agreement, wagering revenue from these sources was pooled and certain expenses and obligations were pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue was then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft are no longer pooling their wagering revenue and distributing net wagering revenue as they did under the Maryland Revenue Sharing Agreement. From April 19, 2004 until June 9, 2004, they operated under a state law which precluded The Maryland Jockey Club from operating after 6:15 p.m. without Rosecroft's consent, and the federal Interstate Horseracing Act, which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that Pimlico or Laurel Park are running live races.

    Since coming into effect on June 9, 2004, the Maryland Operating Agreement has enabled Pimlico, Laurel Park and Rosecroft to conduct simulcast wagering on thoroughbred and harness race signals during the day and evening hours without restriction. Under the Maryland Operating Agreement, Cloverleaf agrees to pay the thoroughbred industry a 12% premium on pari-mutuel wagering (net of refunds) conducted at Rosecroft on all thoroughbred race signals, and The Maryland Jockey Club agrees to pay Cloverleaf a 12% premium on pari-mutuel wagering (net of refunds) conducted at Pimlico and Laurel Park on all standardbred race signals.

    Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and OTB facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. If the current arrangement is not renewed on comparable terms and the operating restrictions, which applied from April 19, 2004 to June 9, 2004, were to come into effect after September 15, 2004 for the remainder of 2004, the potential negative impact to the Company's earnings before income taxes in 2004 is estimated to be approximately $1.4 million.

  (f)
  The Bay Meadows lease expires on December 31, 2004. Although the Company is continuing to explore alternative venues, including vacant land that has been purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, this project is still in the early stages of planning and is subject to regulatory and other approvals. At this time, it is unlikely that the Bay Meadows lease will be extended beyond December 31, 2004. If this lease is not renewed on comparable terms or at all, the Company's operating results would be materially adversely affected at least until such time as an alternative venue could be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as the Company's Bay Meadows operation has been. Bay Meadows has budgeted earnings before income taxes for 2005 of $3.0 million.

  (g)
  The Company is considering a redevelopment of the entire stable area at Laurel Park (the "Laurel Park Redevelopment"). In the event this development were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at June 30, 2004 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $3.2 million. If the Company decides to proceed with the Laurel Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of Laurel Park's operations during a racing season and there is risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

  (h)
  In December 2003, the Company entered into an agreement to sell the real property and buildings of its wholly owned subsidiary, MI Racing Inc., which owns and operates Great Lakes Downs, for approximately $4.2 million, which represents the net book value of these assets. The closing of the sale is subject to a number of outstanding conditions including regulatory approval and a leaseback arrangement. In January 2004, the Company formally requested the transfer of the Great Lakes Downs racetrack license to the purchaser. At June 30, 2004, approval of that transfer was still pending. Following the successful transfer of the racetrack license, the Company will enter into a lease arrangement pursuant to which the Company will continue as the facility operator of Great Lakes Downs.

  (i)
  The Company continues to explore various means of monetizing or improving the returns from its golf courses in Aurora, Ontario and Oberwaltersdorf, Austria. The Company's objective would be to realize at least the net book values of these properties from any sale, however, should it determine not to sell the properties, the Company would consider renewing or negotiating new access arrangements with Magna International Inc. ("Magna"). The terms of any sale or renewal of the access arrangements will determine whether a write-down of the carrying value of these properties is required. The amount of such write-downs, if any, cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that the Company will be successful in either concluding a sale of each of the golf courses, or entering into agreements to renew the access arrangements for such courses, on acceptable terms. The aggregate carrying value at June 30, 2004 of these golf course fixed assets is approximately $75.7 million. The aggregate net book value at June 30, 2004 of the Company's golf course net assets is approximately $64.9 million.

  (j)
  In June 2003, the Company purchased an approximately 22% interest in the real property upon which Portland Meadows is located, and also purchased the long-term rights to operate the facility pursuant to an operating lease. The operating lease requires the Company to pay rent equal to one percent of the wagers made at the track (including wagers on both live and import races), and also an additional percentage of revenues for other activities as follows: (a) one percent of revenues for horse-related activities, including simulcasting of horse races during the non-live season, (b) five percent of revenues not related to horse racing up to $800 thousand, and (c) three percent of revenues not related to horse racing in excess of $800 thousand. As the owner of an approximately 22% interest in the real property, the Company receives approximately 22% of the rent payments, which are applied to the rental payments made by the Company in order to reduce rent expense, which is reflected in racing operating costs on the consolidated statements of operations and comprehensive income (loss).

  (k)
  Contractual commitments related to construction and development projects outstanding at June 30, 2004 amounted to approximately $36.7 million.

9.     Segment Information

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing operations and real estate and other operations. The racing segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network; (6) Canadian operations include Flamboro Downs and its OTB network; (7) European operations include Magna Racino™, RaceONTV™ and the European production facility for StreuFex™; and (8) Technology operations include XpressBet™, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities, and other real estate holdings including residential housing developments adjacent to our golf courses.

  The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section of the Company's annual report on Form 10-K for the year ended December 31, 2003.

  The Company, including its President and Chief Executive Officer, uses revenues and earnings before interest, income taxes, depreciation and amortization ("EBITDA") as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, the Company's operating and financial performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income as a measure of the Company's operating results or cash flows, or as a measure of liquidity.

  The following summary presents key information about reported segments for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
California operations	$55,597	$62,147	$196,162	$194,642
Florida operations	10,273	11,598	78,937	77,941
Maryland operations	38,295	35,846	62,491	59,864
Southern U.S. operations	36,253	35,228	51,807	50,760
Northern U.S. operations	27,008	26,862	48,116	48,878
Canadian operations	6,862	5,821	13,727	5,821
European operations	1,822	206	2,362	363
Technology operations	7,743	7,760	18,508	19,259

	183,853	185,468	472,110	457,528
Corporate and other	214	13	555	382
Eliminations	(2,035)	(2,617)	(6,350)	(8,568)

Total racing operations	182,032	182,864	466,315	449,342

Sale of real estate	12,349	—	16,387	—
Golf and other	4,109	5,403	7,612	9,040

Total real estate and other operations	16,458	5,403	23,999	9,040

Total revenues	$198,490	$188,267	$490,314	$458,382

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$5,114	$5,753	$29,049	$29,758
Florida operations(i)	(27,575)	(1,049)	(11,697)	13,604
Maryland operations(i)	7,843	7,041	8,951	6,523
Southern U.S. operations	5,617	5,497	4,638	4,690
Northern U.S. operations	504	96	(166)	(809)
Canadian operations	2,185	2,108	4,246	2,851
European operations	(5,209)	(26)	(6,791)	(18)
Technology operations	(347)	131	957	1,508

	(11,868)	19,551	29,187	58,107
Corporate and other	(5,812)	(7,095)	(12,405)	(12,756)
Predevelopment costs	(3,396)	(2,406)	(6,529)	(4,605)

Total racing operations	(21,076)	10,050	10,253	40,746

Sale of real estate	7,028	—	9,625	—
Golf and other	(1,219)	927	(582)	2,070

Total real estate and other operations	5,809	927	9,043	2,070

Total EBITDA	$(15,267)	$10,977	$19,296	$42,816

(i)
For the three month and six month periods ended June 30, 2004, the Florida operations segment includes a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment includes a non-cash write-down of long-lived assets of $0.4 million.

	June 30,
	2004	2003
Total Assets
California operations	$292,389	$319,240
Florida operations	169,601	204,859
Maryland operations	157,797	181,399
Southern U.S. operations	109,099	116,644
Northern U.S. operations	118,277	118,494
Canadian operations	91,687	91,132
European operations	118,096	71,664
Technology operations	11,920	5,433

	1,068,866	1,108,865
Corporate and other	124,955	202,582

Total racing operations	1,193,821	1,311,447

Non-Core Real Estate	2,498	11,473
Golf and other	127,040	117,924

Total real estate and other operations	129,538	129,397

Total assets	$1,323,359	$1,440,844

Reconciliation of EBITDA to Income (Loss) Before Income Taxes

	Three months ended June 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(21,076)	$5,809	$(15,267)
Interest expense (income), net	6,651	(414)	6,237
Depreciation and amortization	8,425	733	9,158

Income (loss) before income taxes	$(36,152)	$5,490	$(30,662)

	Three months ended June 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$10,050	$927	$10,977
Interest expense (income), net	2,573	(75)	2,498
Depreciation and amortization	7,057	740	7,797

Income before income taxes	$420	$262	$682

	Six months ended June 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$10,253	$9,043	$19,296
Interest expense (income), net	11,959	(696)	11,263
Depreciation and amortization	16,118	1,460	17,578

Income (loss) before income taxes	$(17,824)	$8,279	$(9,545)

	Six months ended June 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$40,746	$2,070	$42,816
Interest expense (income), net	5,043	(261)	4,782
Depreciation and amortization	13,817	1,417	15,234

Income before income taxes	$21,886	$914	$22,800

10.   Subsequent Events

(a)
A subsidiary of the Company has a $10.0 million revolving credit loan facility to fund capital expenditures that was scheduled to mature on July 7, 2004 but has been extended until September 7, 2004. The indebtedness under the facility is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of the Maryland Jockey Club. The advances under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.6%. At June 30, 2004, there was $8.7 million borrowed under the credit facility. At this time, the Company expects to renegotiate the revolving credit loan facility and convert it to a term loan.

(b)
On July 12, 2004, the Company was advised by MI Developments Inc. ("MID") of its intention to make an unsolicited offer to acquire all of the outstanding shares of Class A Subordinate Voting Sock of the Company not currently owned by MID. The offer by MID is subject to the requirements of Delaware corporate law, United States securities law disclosure requirements and the applicable requirements under securities laws in Canada. A special committee of independent directors (the "Special Committee") of the Company has been formed to evaluate the offer and to make recommendations to the Company's Board of Directors concerning the appropriate response in the circumstances. The Special Committee has engaged RBC Capital Markets to act as its financial advisor and provide the formal valuations required under Canadian securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements included in this report.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, two racetracks that run both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. We also own and operate HorseRacing TV™ ("HRTV"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HRTV. In July 2004, HRTV entered into a carriage agreement with the operator of the Dish Network that dramatically expands HRTV's distribution throughout the United States. HRTV is currently distributed to more than 11 million cable and satellite TV subscribers. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        On July 12, 2004, we were advised by MI Developments Inc. ("MID"), our parent company, of its intention to make an unsolicited offer to acquire all of the outstanding shares of Class A Subordinate Voting Stock of MEC not currently owned by MID. The offer by MID is subject to the requirements of Delaware corporate law, United States securities law disclosure requirements and the applicable requirements under securities laws in Canada. A special committee of independent directors (the "Special Committee") of MEC has been formed to evaluate the offer and to make recommendations to our Board of Directors concerning the appropriate response in the circumstances. The Special Committee has engaged RBC Capital Markets to act as its financial advisor and provide the formal valuations required under Canadian securities laws.

        We have commenced a major redevelopment of our Gulfstream Park racetrack. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park, first announced in April 2004, has been increased to approximately $145 million.

        Our goal is to minimize the disruption to the 2005 Gulfstream Park race meet during the construction period. To that end, it is our expectation that the new racing surfaces will be completed prior to the start of the 2005 meet. However, since the project entails the demolition of a substantial portion of the current buildings and related structures, temporary facilities will be erected to house the 2005 meet.

        The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet. Although the redevelopment is being scheduled to minimize any interference with Gulfstream Park's racing season, with a project of this magnitude, there will be a temporary disruption of Gulfstream Park's operations during the 2005 meet and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during the meet would result in a reduction in the revenues and earnings generated at Gulfstream Park during that meet.

        We have also commenced the redevelopment of the racing surfaces at Laurel Park. The project includes significant modifications and enhancements to the racing surfaces, including the construction of a new, wider turf course. As a result of the redevelopment, Laurel Park's 2004 summer meet, which runs from July 31, 2004 to August 27, 2004, has been moved to Pimlico Race Course. It is our expectation that the new racing surfaces will be completed prior to the start of Laurel Park's 2004 fall meet. Although the redevelopment is being scheduled to minimize any interference with Laurel Park's 2004 fall meet, there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during the meet would result in a reduction in the revenues and earnings generated at Laurel Park during that meet.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are currently underway in a number of states in which we operate, including California, Florida, Maryland, Michigan, Ohio and Texas. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, and the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question.

        The Pennsylvania Senate and House of Representatives has passed the Pennsylvania Race Horse Development and Gaming Act and the Governor signed the legislation on July 5, 2004. The legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). The racetracks and non-track facilities, which successfully apply for slot machine licenses, will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility with the approval of the Pennsylvania Gaming Control Board. The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each.

        Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts ("Gross Terminal Revenues") to the State Gaming Fund, 4% of its Gross Terminal Revenues as a local share assessment, 5% of its Gross Terminal Revenues to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its Gross Terminal Revenues to a pool (the "Horsemen Pool") for distribution to each racetrack's horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their Gross Terminal Revenues which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track's Gross Terminal Revenues.

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million as directed by the Pennsylvania State government or one of its agencies. In addition, each racetrack licensee will be required to commit a minimum of $5.0 million over a five year period, and between $0.3 million and $1.0 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a slot machine license at The Meadows, MEC's racetrack in the Pittsburgh area, in accordance with the requirements of the legislation and associated regulations without delay.

        Under new legislation recently passed by the Oklahoma Senate and House of Representatives in February 2004, and signed by the Governor of Oklahoma on March 8, 2004, Remington Park, MEC's Oklahoma City racetrack, would be permitted to operate 650 player terminals for certain kinds of electronic gaming permitted at Native American casinos in the state. Remington Park's right to operate gaming machines under the new legislation is conditional on a number of events and approvals, including the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes. Furthermore, notwithstanding its passage by the Oklahoma Senate and House of Representatives and its approval by the Governor, the effectiveness of this legislation is subject to approval by the citizens of the State of Oklahoma in a referendum, which is scheduled to be held on November 2, 2004.

        We are participants in a coalition of interested parties in California, which has established an initiative to support the Gaming Revenue Act of 2004 in the State of California. In April 2004, sufficient signatures were obtained, subject to verification, to enable the Gaming Revenue Act of 2004 to qualify for inclusion on the November 2004 electoral ballot. We have committed up to $4.8 million to this initiative, which may be increased to $6.0 million upon certain conditions being satisfied, of which $1.8 million has been paid to June 30, 2004.

        We believe that the European marketplace offers significant potential growth for the export of MEC's horse racing. RaceONTV™ is a new service, based near Vienna, Austria, that offers simultaneous broadcasts of North American horse races and other racing content directly to off-track wagering operations located outside of North America. RaceONTV™ commenced operations during the first quarter of 2004. On April 4, 2004, we opened our newest racetrack, Magna Racino™, near Vienna, Austria. We anticipate hosting 50 days of live racing annually at the Magna Racino™ in a mixed thoroughbred and standardbred meet. In addition, we are currently in the process of completing a gaming facility at the Magna Racino™, which is expected to open in September 2004, which will include alternative gaming. The gaming facility will also include a race and sports book and an entertainment venue.

        We have applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have plans to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MID, our parent company, purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. We continue to have discussions with MID regarding the potential terms of a long-term lease of such land.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a predevelopment management agreement with Forest City Enterprises, Inc. concerning the planned development of "The Village at Gulfstream Park™", an 80-acre, mixed-use retail, entertainment and residential project at Gulfstream Park. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.4 million as of June 30, 2004) and may also sell our golf courses, residential developments and certain other real estate in order to generate additional capital for our racing business.

        The lease on our Bay Meadows site has been extended through December 31, 2004. Although we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, this project is still in the early stages of planning and is subject to regulatory and other approvals. At this time, it is unlikely that the Bay Meadows lease will be extended beyond December 31, 2004. If this lease is not renewed on comparable terms or at all, our operating results would be materially adversely affected at least until such time as an alternative venue could be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as our Bay Meadows operation has been. Bay Meadows has budgeted earnings before income taxes for 2005 of $3.0 million.

        We are considering a redevelopment of the entire stable area at Laurel Park. In the event that we proceed with this redevelopment currently contemplated, it would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at June 30, 2004 of the assets that would be demolished if this redevelopment were completed is approximately $3.2 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, we would schedule the project to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there would likely be a temporary disruption to Laurel Park's operations during the racing season and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season and could materially adversely affect our operating results.

        The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc., the current owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The term of the Maryland Operating Agreement runs from June 9, 2004 through September 15, 2004, unless earlier terminated in accordance with its terms, or extended by mutual agreement of the parties.

        The Maryland Revenue Sharing Agreement enabled wagering to be conducted, both day and evening, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland OTBs operated by them. Under the agreement, wagering revenue from these sources was pooled and certain expenses and obligations were pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue was then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft are no longer pooling their wagering revenue and distributing net wagering revenue as they did under the Maryland Revenue Sharing Agreement. From April 19, 2004 until June 9, 2004, they operated under a state law, which precluded The Maryland Jockey Club from operating after 6:15 p.m. without Rosecroft's consent, and the federal Interstate Horseracing Act, which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that Pimlico or Laurel Park are running live races.

        Since coming into effect on June 9, 2004, the Maryland Operating Agreement has enabled Pimlico, Laurel Park and Rosecroft to conduct simulcast wagering on thoroughbred and harness race signals during the day and evening hours without restriction. Under the Maryland Operating Agreement, Cloverleaf agrees to pay the thoroughbred industry a 12% premium on pari-mutuel wagering (net of refunds) conducted at Rosecroft on all thoroughbred race signals, and The Maryland Jockey Club agrees to pay Cloverleaf a 12% premium on pari-mutuel wagering (net of refunds) conducted at Pimlico and Laurel Park on all standardbred race signals.

        Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and OTB facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. If the current arrangement is not renewed on comparable terms and the operating restrictions, which applied from April 19, 2004 to June 9, 2004, were to come into effect after September 15, 2004 for the remainder of 2004, the potential negative impact to our earnings before income taxes in 2004 is estimated to be approximately $1.4 million.

        In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), our wholly-owned subsidiary, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, $6.0 million had been spent by June 30, 2004. In addition, we have deposited $5.0 million in an escrow account and the remaining $4.0 million has been committed to be spent on future capital expenditures and renovations. Our 2004 capital expenditure plan anticipates satisfying this spending commitment by the end of 2004.

        In December 2003, we entered into an agreement to sell the real property and buildings of our wholly-owned subsidiary, MI Racing Inc., which owns and operates Great Lakes Downs, for approximately $4.2 million, which represents the net book value of these assets. The closing of the sale is subject to a number of outstanding conditions including regulatory approval and a leaseback arrangement. In January 2004, we formally requested the transfer of the Great Lakes Downs racetrack license to the purchaser. At June 30, 2004, approval of that transfer was still pending. Following the successful transfer of our racetrack license, we will enter into a lease arrangement pursuant to which we will continue as the facility operator of Great Lakes Downs.

        Pursuant to an access arrangement effective as of March 1, 1999, Magna International Inc. ("Magna") has paid us an annual fee of 2.5 million Euros to access the Fontana Sports golf course and related recreational facilities for Magna-sponsored corporate and charitable events, as well as for business development purposes. The access fee relating to Fontana Sports was payable until March 1, 2004. Pursuant to an access agreement effective as of January 1, 2001, Magna has also paid us an annual fee of Cdn. $5.0 million to access the Magna Golf Club. The access fee relating to the Magna Golf Club was payable until December 31, 2003. We are continuing to explore various means of monetizing or improving the returns from Fontana Sports and the Magna Golf Club. Our objective would be to realize at least the net book values of these properties from any sale, however, should we determine not to sell the properties, we would consider renewing or negotiating new access arrangements with Magna. The terms of any sale or renewal of the access arrangements will determine whether a write-down of the carrying value of these properties is required. The amount of such write-downs, if any, cannot reasonably be estimated until such terms are finalized. Furthermore, there can be no assurance that we will be successful in either concluding a sale of each of the golf courses, or entering into agreements to renew the access arrangements for such courses, on acceptable terms. The aggregate carrying value at June 30, 2004 of these golf course fixed assets is approximately $75.7 million. The aggregate net book value at June 30, 2004 of our golf course net assets is approximately $64.9 million.

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

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Racing operations

        In the six months ended June 30, 2004, we operated our largest racetracks for two fewer live race days compared to the prior year period. Our other racetracks operated an additional 115 live race days in the six months ended June 30, 2004, compared to the prior year period, primarily due to the completion of the acquisition of Flamboro Downs on April 16, 2003, which added 75 live race days to our racing calendar, 25 additional live race days at Remington Park as a result of the return of the spring quarter horse meet, 23 live race days at Magna Racino™, which commenced operations on April 4, 2004, partially offset by nine fewer live race days at Thistledown due to the later start of the 2004 live race meet.

        Set forth below is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters of 2004 with comparatives for 2003.

LIVE RACE DAYS

	Awarded						Awarded
Largest Racetracks	Q1 2004	Q1 2003	Q2 2004	Q2 2003	YTD 2004	YTD 2003	Q3 2004	Q3 2003	Q4 2004	Q4 2003	Total 2004(1)	Total 2003
Santa Anita Park(2)	69	66	10	15	79	81	—	—	7	5	86	86
Gulfstream Park	76	72	15	17	91	89	—	—	—	—	91	89
Golden Gate Fields	69	66	—	—	69	66	—	—	38	40	107	106
Bay Meadows	—	—	55	55	55	55	23	24	26	26	104	105
Laurel Park	58	61	—	—	58	61	27	22	63	59	148	142
Lone Star Park	—	—	58	60	58	60	7	10	16	33	81	103
Pimlico Race Course	5	—	43	48	48	48	20	18	—	5	68	71

	277	265	181	195	458	460	77	74	150	168	685	702

Other Racetracks(3)
The Meadows	52	50	53	52	105	102	52	53	51	52	208	207
Thistledown	—	10	62	61	62	71	65	64	60	53	187	188
Flamboro Downs(4)	65	N/A	65	55	130	55	65	64	65	69	260	188
Remington Park	4	—	24	3	28	3	38	44	27	35	93	82
Portland Meadows	36	40	10	12	46	52	—	—	32	34	78	86
Great Lakes Downs	—	—	42	38	42	38	60	61	16	19	118	118
Magna Racino™	—	N/A	23	N/A	23	N/A	17	N/A	9	N/A	49	N/A

	157	100	279	221	436	321	297	286	260	262	993	869

TOTAL	434	365	460	416	894	781	374	360	410	430	1,678	1,571

(1)
Includes actual live race days for the first and second quarters of 2004 and awarded live race days for the remainder of 2004.

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

        Revenues from our racing operations were $466.3 million for the six months ended June 30, 2004, compared to $449.3 million in the 2003 comparable period, an increase of $17.0 million or 3.8%. The increase is primarily attributable to the acquisition of Flamboro Downs on April 16, 2003, increased decoder revenues at our California racetracks as a result of revenue being recognized for amounts previously in dispute, increased attendance and wagering at Pimlico on the Preakness Stakes® and the opening of our newest racetrack, Magna Racino™, near Vienna, Austria on April 4, 2004.

        In the six months ended June 30, 2004, gross wagering revenues from our racing operations increased to $386.5 million, compared to $384.2 million in the 2003 comparable period, primarily due to a number of the factors noted above. Non-wagering revenues in the six months ended June 30, 2004 increased 22.5% to $79.8 million, compared to $65.2 million in the six months ended June 30, 2003, primarily due to commissions earned from the Flamboro Downs slot facility, increased admissions and parking revenues at The Maryland Jockey Club due to increased attendance during the Preakness, increased decoder revenues at our California racetracks and increased food and beverage revenues at several of our facilities. As a percentage of gross wagering revenues, non-wagering revenues increased from 17.0% in the six months ended June 30, 2003 to 20.7% in the six months ended June 30, 2004, primarily as a result of the same factors.

        Purses, awards and other increased to $235.8 million in the six months ended June 30, 2004 from $233.1 million in the six months ended June 30, 2003, primarily due to the increase in gross wagering revenues for the period. As a percentage of gross wagering revenues, purses, awards and other increased from 60.7% in the six months ended June 30, 2003 to 61.0% in the six months ended June 30, 2004, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs increased $16.1 million to $156.4 million in the six months ended June 30, 2004, primarily due to the opening of Magna Racino™ for live racing, the acquisition of Flamboro Downs, increased activity at Santa Anita Park with the opening of an entertainment facility including a new restaurant and sports bar, higher costs of food and beverage due to increased food and beverage revenue and start-up costs related to RaceONTV™ and other European business developments. As a percentage of total racing revenues, operating costs increased from 31.2% in the six months ended June 30, 2003 to 33.5% in the six months ended June 30, 2004, primarily due to pre-operating and start-up costs incurred in advance of revenues at Magna Racino™, RaceONTV™ and other European business developments, as well as at Santa Anita's new entertainment facility.

        General and administrative expenses were $30.9 million in the six months ended June 30, 2004, compared to $31.5 million in the six months ended June 30, 2003. General and administrative expenses in the six months ended June 30, 2004 include approximately $0.9 million of costs that relate to the start-up of our European business units. General and administrative expenses decreased from the comparable period as a result of focused efforts to reduce costs. As a percentage of total racing revenues, general and administrative expenses decreased from 7.0% in the six months ended June 30, 2003 to 6.6% in the six months ended June 30, 2004, primarily due to cost containment efforts and higher racing revenues.

Real estate and other operations

        Revenues from real estate and other operations were $24.0 million in the six months ended June 30, 2004, compared to $9.0 million in the six months ended June 30, 2003. The increase in revenues is primarily attributable to the sale of four Non-Core Real Estate properties in the current period, partially offset by decreased access fee revenues of approximately $2.5 million from our Magna Golf Club and Fontana Sports facilities as a result of the expiry of the access agreements with Magna on December 31, 2003 and March 1, 2004, respectively. In the six months ended June 30, 2004, the sale of four Non-Core Real Estate properties generated revenues of $16.4 million and income before income taxes of $9.6 million. In the six months ended June 30, 2003, there were no sales of Non-Core Real Estate properties.

Predevelopment and other costs

        Predevelopment and other costs were $6.5 million in the six months ended June 30, 2004, compared to $4.6 million in the six months ended June 30, 2003. Predevelopment and other costs in the current period represent costs of approximately $4.3 million incurred pursuing alternative gaming opportunities in states where we currently operate, $1.3 million on the development of a simplified wagering machine that will simplify the pari-mutuel wagering process for the customer and $0.9 million of costs relating to development initiatives undertaken to enhance our racing operations. In the prior year period, the predevelopment and other costs that we incurred represented costs of approximately $1.4 million incurred pursuing alternative gaming opportunities, a $0.8 million write-off of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $1.7 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.4 million from $15.2 million in the six months ended June 30, 2003 to $17.6 million in the six months ended June 30, 2004, primarily due to the increased depreciation at our Palm Meadows training center related to additional stall and dormitory construction, depreciation at Magna Racino™, which commenced operations on April 4, 2004, and Flamboro Downs depreciation subsequent to its acquisition on April 16, 2003.

Interest income and expense

        Our net interest expense for the six months ended June 30, 2004 increased $6.5 million over the prior year period to $11.3 million. The higher net interest expense is attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003. In the six months ended June 30, 2004, $2.2 million of interest was capitalized with respect to projects under development, compared to $2.3 million in the comparable prior year period.

Write-down of long-lived assets

        As a result of the major redevelopment of the Gulfstream Park racetrack, which entails the demolition of a substantial portion of the current buildings and related structures, and the redevelopment of Laurel Park's racing surfaces, a write-down of long-lived assets was necessary. As a result, we have recognized non-cash write-downs of $26.3 million and $0.4 million relating to Gulfstream Park and Laurel Park's long-lived assets, respectively, during the three month period ended June 30, 2004.

Income tax provision

        We recorded an income tax benefit of $5.2 million on loss before income taxes of $9.5 million in the six months ended June 30, 2004, whereas in the six months ended June 30, 2003 we recorded an income tax provision of $9.3 million on earnings before income taxes of $22.8 million. In accordance with United States generally accepted accounting principles, other than the impact of an enacted income tax rate reduction in Austria, we have estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly applied this effective tax rate to the loss before income taxes for the six months ended June 30, 2004. The income tax benefit recorded for the six months ended June 30, 2004 of $5.2 million represents a reduction in enacted income tax rates in Austria. Our effective income tax rate for the six months ended June 30, 2003, adjusted for equity income, was 42.8%.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Racing operations

        Revenues from our racing operations were $182.0 million for the three months ended June 30, 2004 compared to $182.9 million in the 2003 comparable period, a decrease of $0.9 million. The decrease is primarily attributable to reduced gross wagering revenues at Santa Anita Park and Gulfstream Park as a result of seven fewer live race days, partially offset by increased decoder revenues at our California racetracks as a result of revenue being recognized for amounts previously in dispute, increased revenues at The Maryland Jockey Club as a result of increased attendance and wagering at Pimlico on the Preakness Stakes®, the opening of our newest racetrack, Magna Racino™, for live racing on April 4, 2004 and the acquisition of Flamboro Downs.

        In the three months ended June 30, 2004, gross wagering revenues from our racing operations decreased 5.3% to $137.8 million, compared to $145.5 million in the 2003 comparable period, primarily due to the factors noted above. Non-wagering revenues in the three months ended June 30, 2004 increased 18.3% to $44.2 million, compared to $37.4 million in the three months ended June 30, 2003, primarily due to increased decoder revenues at our California tracks, increased admissions and parking revenues at The Maryland Jockey Club due to increased attendance during the Preakness, increased food and beverage revenues at several of our facilities, as well as commissions earned from the Flamboro Downs slot facility. As a percentage of gross wagering revenues, non-wagering revenues increased from 25.7% in the three months ended June 30, 2003 to 32.1% in the three months ended June 30, 2004 primarily due to the same factors.

        Purses, awards and other decreased to $82.0 million in the three months ended June 30, 2004 from $87.3 million in the three months ended June 30, 2003, primarily due to the decrease in gross wagering revenues for the period. As a percentage of gross wagering revenues, purses, awards and other decreased from 60.0% in the three months ended June 30, 2003 to 59.5% in the three months ended June 30, 2004, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs increased $8.7 million to $76.2 million in the three months ended June 30, 2004, primarily due to the opening of Magna Racino™, start-up costs related to RaceONTV™ and other European business developments, the acquisition of Flamboro Downs and higher costs of food and beverage due to increased food and beverage revenue. As a percentage of total racing revenues, operating costs increased from 36.9% in the three months ended June 30, 2003 to 41.9% in the three months ended June 30, 2004 primarily due to pre-operating and start-up costs incurred in advance of revenues at Magna Racino™, RaceONTV™ and other European business developments.

        General and administrative expenses were $14.9 million in the three months ended June 30, 2004 compared to $15.8 million in the three months ended June 30, 2003, a decrease of $0.9 million or 5.4%. The decrease is primarily attributable to focused efforts to reduce costs. As a percentage of total racing revenues, general and administrative expenses decreased from 8.6% in the three months ended June 30, 2003 to 8.2% in the three months ended June 30, 2004, primarily due to cost containment efforts.

Real estate and other operations

        Revenues from real estate and other operations were $16.5 million in the three months ended June 30, 2004, compared to $5.4 million in the three months ended June 30, 2003. The increase in revenues is primarily attributable to the sale of three Non-Core Real Estate properties in the current period, partially offset by decreased access fee revenues of approximately $1.5 million from our Magna Golf Club and Fontana Sports facilities as a result of the expiry of the access agreements with Magna on December 31, 2003 and March 1, 2004, respectively. In the three months ended June 30, 2004, the sale of three Non-Core Real Estate properties generated revenues of $12.3 million and income before income taxes of $7.0 million. In the three months ended June 30, 2003, there were no sales of Non-Core Real Estate properties.

Predevelopment and other costs

        Predevelopment and other costs were $3.4 million in the three months ended June 30, 2004, compared to $2.4 million in the three months ended June 30, 2003. Predevelopment and other costs in the current period represent costs of approximately $2.3 million incurred pursuing alternative gaming opportunities in states where we currently operate, $0.8 million on the development of a simplified wagering machine that will simplify the pari-mutuel wagering process for the customer and $0.3 million of costs relating to development initiatives undertaken to enhance our racing operations. In the prior year period, the predevelopment and other costs that we incurred represented $0.4 million incurred with respect to pursuing alternative gaming opportunities, a $0.8 million write-off of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $0.4 million of costs related to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.4 million from $7.8 million in the three months ended June 30, 2003 to $9.2 million in the three months ended June 30, 2004, primarily due to the increased depreciation at our Palm Meadows training center, related to additional stall and dormitory construction, the opening of Magna Racino™ and the acquisition of Flamboro Downs.

Interest income and expense

        Our net interest expense for the three months ended June 30, 2004 increased $3.7 million over the prior year period to $6.2 million. The higher net interest expense is attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003 as well as less interest being capitalized with respect to projects under development. In the three months ended June 30, 2004, $0.4 million of interest was capitalized with respect to projects under development, compared to $1.5 million in the prior year period.

Write-down of long-lived assets

        As a result of the major redevelopment of the Gulfstream Park racetrack, which entails the demolition of a substantial portion of the current buildings and related structures, and the redevelopment of Laurel Park's racing surfaces, a write-down of long-lived assets was necessary. As a result, we have recognized non-cash write-downs of $26.3 million and $0.4 million relating to Gulfstream Park and Laurel Park's long-lived assets, respectively, during the three month period ended June 30, 2004.

Income tax provision

        We recorded an income tax benefit of $5.2 million on loss before income taxes of $30.7 million in the three months ended June 30, 2004, whereas in the three months ended June 30, 2003 we recorded an income tax benefit of $0.1 million on earnings before income taxes of $0.7 million. In accordance with United States generally accepted accounting principles, other than the impact of an enacted income tax rate reduction in Austria, we have estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly applied this effective tax rate to the loss before income taxes for the three months ended June 30, 2004. The income tax benefit for the three months ended June 30, 2004 of $5.2 million represents a reduction in enacted income tax rates in Austria.

Liquidity and Capital Resources

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $3.7 million to $25.5 million in the six months ended June 30, 2004 from $29.3 million in the six months ended June 30, 2003, primarily due to decreased earnings in the six months ended June 30, 2004. In the six months ended June 30, 2004, cash used for non-cash working capital balances was $22.6 million compared to cash used for non-cash working capital balances of $2.6 million in the six months ended June 30, 2003, primarily due to increases in restricted cash, accounts receivable and prepaid expenses and other at June 30, 2004 compared to the respective balances at December 31, 2003.

Investment activities

        Cash used in investment activities in the six months ended June 30, 2004 was $40.7 million, including expenditures of $56.6 million on real estate property and fixed asset additions and $0.7 million on other asset additions, partially offset by $16.6 million of net proceeds received on the disposal of Non-Core Real Estate and fixed assets. Expenditures on real estate property and fixed asset additions in the six months ended June 30, 2004 consisted of $23.8 million on Magna Racino™, $7.4 million for construction at our Palm Meadows training center, $4.8 million on the Gulfstream redevelopment, $4.2 million at The Maryland Jockey Club, $4.0 million on the entertainment facility including a new restaurant and sports bar at Santa Anita Park, $3.7 million on maintenance capital improvements, $0.8 million for the purchase of land in Ocala, Florida and $7.9 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties.

Financing activities

        Cash provided by financing activities was $17.5 million in the six months ended June 30, 2004, primarily as a result of additional long-term debt incurred by our European operations of $18.4 million and debt incurred to fund the purchase of a mobile video screen that will be used at our racetracks of $0.9 million, utilization by one of our subsidiaries of $2.0 million of its revolving credit facility to fund capital expenditures and the issuance of $0.9 million of share capital on the exercise of stock options, partially offset by repayments of long-term debt of $4.6 million.

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($23.6) million at June 30, 2004, compared to ($45.3) million at December 31, 2003. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to higher levels of restricted cash, accounts receivable, prepaid expenses and other and decreases in accounts payable and other liabilities.

        The credit agreement for our $50.0 million senior revolving credit facility expires on October 8, 2004, but may be extended with the consent of both parties. The facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and is guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields, Gulfstream Park and Santa Anita Park and operate Bay Meadows. At June 30, 2004, we had no borrowings under this facility, but had issued letters of credit totaling $21.8 million.

        One of our subsidiaries, The Santa Anita Companies, Inc., is a party to a secured term loan facility, which bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.2% per annum. We have entered into an interest rate swap contract and fixed the rate of interest at 6.0% per annum to November 30, 2004, the maturity date of the term loan facility. At June 30, 2004, $49.0 million was outstanding under this fully-drawn term loan facility. We are currently in discussions with the lender and it is our expectation that we will renegotiate and extend this loan facility and increase the amount available under the loan facility.

        In the six months ended June 30, 2004, one of our European subsidiaries entered into a Euro denominated term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At June 30, 2004, $18.5 million was outstanding on this facility which matures on December 15, 2006.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At June 30, 2004, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        As of June 30, 2004, one of our subsidiaries had borrowed $8.7 million under a $10.0 million revolving credit loan facility to fund capital expenditures. The indebtedness under the facility is secured by deeds of trust on land, buildings and improvements and by security interests in all other assets of this subsidiary and certain affiliates of The Maryland Jockey Club. The advances under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum. This credit loan facility was scheduled to expire on July 7, 2004, however it was extended until September 7, 2004. At this time, we expect to renegotiate the revolving credit loan facility and convert it to a term loan.

        At June 30, 2004, we had cash and cash equivalents of $79.3 million and total shareholders' equity of $648.6 million. At June 30, 2004, we also had unused credit facilities of approximately $29.5 million.

        At June 30, 2004, we were in compliance with all of our debt agreements and related covenants. Our ability to continue to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. In particular, it is possible that we may not be able to meet the financial covenants under our $50.0 million senior revolving credit facility at the quarterly reporting date during the remaining term of the facility, which expires on October 8, 2004 unless the facility is extended with the consent of both parties. If we fail to comply with these financial covenants and the bank is unwilling to waive such a covenant breach, it will result in the occurrence of an event of default under the facility, in which case the bank may terminate the facility, demand repayment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit under the facility. At June 30, 2004, we had no borrowings and had issued letters of credit totaling $21.8 million under the facility.

        In order to fully implement our strategic plan, including the redevelopment of Gulfstream Park, and capitalize on future growth opportunities, we will be required to seek additional debt, equity and/or other financing through public or private sources, which could include MID, our parent company. We may also decide to sell some of our real estate holdings, golf courses and other assets in order to finance certain portions of our strategic plan. If such additional financing and sources of funds are not available to us as needed, or on terms that are acceptable to us, we may not be able to fully implement our strategic plan. We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate and other assets, and available borrowings under our credit and loan facilities described above, assuming the extension or renewal of those facilities, will be sufficient to finance our operations and the balance of our capital expenditure program during the next year. If we are unable to extend and renew our credit and loan facilities on a timely basis, or at all, and if we are unable to sell a sufficient amount of our real estate holdings, golf courses and other assets or secure additional financing in the third and fourth quarters of 2004, we will not have the cash resources to continue the redevelopment of Gulfstream Park on the current schedule and the project would be delayed.

Contractual Obligations

        Our contractual obligations are detailed in our "Management's Discussion and Analysis of Results of Operations and Financial Position" included in our Annual Report on Form 10-K for the year ended December 31, 2003. On a quarterly basis, we update that disclosure for any material changes outside the ordinary course of business. Contractual commitments related to construction and development projects outstanding at June 30, 2004 amounted to approximately $36.7 million.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at June 30, 2004 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 6.0% per annum on a notional amount of $49.0 million as at June 30, 2004. The maturity date of this contract is November 30, 2004.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. At June 30, 2004, there are no new accounting standards which impact us which have not yet been adopted.

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

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Management Discussion and Analysis of Results of Operations and Financial Position" and "Risk Factors" sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

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

Item 4. Controls and Procedures

        Based on an evaluation carried out, as of June 30, 2004, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2004, there have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        In connection with MI Developments Inc.'s intention to make an unsolicited offer to acquire all of the Company's outstanding Class A Subordinate Voting Stock not already owned by them (See "Management's Discussion and Analysis of Results of Operations and Financial Position — Overview"), seven lawsuits have been filed against MI Developments Inc., the Company and/or one or more of their directors as follows:

  Weisz v. Campbell, et al, filed on July 13, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

  Bedford v. Magna Entertainment Corp., et al, filed on July 13, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

  Pill, et al v. Jerry D. Campbell, et al, filed on July 14, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

  Alaska Electrical Pension Fund v. Magna Entertainment Corp., et al., filed on July 22, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

  Cronk, et al. v. Campbell, et al., filed on July 22, 2004 in the Delaware Chancery Court (Magna Entertainment Corp is a named defendant).

  Feldman v. Magna Entertainment Corp., et al, filed on July 29, 2004 in the Superior Court, State of California, County of Los Angeles (Magna Entertainment Corp. is a named defendant.)

  Tolwin v. Frank Stronach, et al, filed on July 30, 2004 in the Superior Court, State of California, County of Los Angeles (Magna Entertainment Corp. is not a named defendant).

        Each of these lawsuits seek injunctive relief to stop any proposed acquisition of the Company's outstanding Class A Subordinate Voting Stock by MI Developments Inc. and, in certain cases, damages if such transaction is completed as proposed by MI Developments Inc.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's 2004 Annual Meeting of Stockholders was held on May 4, 2004. Proxies were solicited by the Company's Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. Voting results for each nominee were as follows:

Nominee	Votes For	Against	Abstain
Jerry D. Campbell	11,730,486,517	1,718,936	844,837
William G. Davis	11,731,691,658	513,962	844,670
Louis E. Lataif	11,731,691,149	514,472	844,669
Edward C. Lumley	11,731,692,466	513,154	844,670
Jim McAlpine	11,731,031,951	1,173,502	844,837
William J. Menear	11,731,711,205	494,416	844,669
Gino Roncelli	11,731,711,652	493,969	844,669
Frank Stronach	11,730,933,079	1,272,354	844,857
Brian V. Tobin	11,731,051,447	1,154,005	844,838

        The proposal in respect of the ratification of the appointment by the Audit Committee of the Board of Directors of Ernst & Young, LLP, certified public accountants, as the Company's auditors for the fiscal year ending December 31, 2004 was approved by a majority of votes of the shares of the Registrant's Class A Subordinate Voting Stock and Class B Stock represented at the meeting:

Votes For	Against	Abstain
11,731,045,902	1,527,803	476,585

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
3.2	By-laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-Q filed on May 10, 2004)
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
10.1	Third Amendment to Lease Agreement dated April 12, 2004 between Bay Meadows Main Track Investors, LLC and Bay Meadows Operating Company LLC
10.2	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of Montreal, et al, dated as of June 8, 2004.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the U.S. Securities Exchange Act of 1934. Such certifications will not be deemed to be incorporated by reference into any filing under such Act or the U.S. Securities Act of 1933, except to the extent that the Company specifically incorporates them by reference.

(b)
Reports on Form 8-K

Date	Items Reported and Financial Statements Filed
April 29, 2004	Announcement that the Registrant will be proceeding with a major redevelopment of its Gulfstream Park racetrack, subject to obtaining all required permits and entitlements.
May 4, 2004	Financial results of the Registrant for the first quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNA ENTERTAINMENT CORP. (Registrant)
	by:	/s/ BLAKE TOHANA Blake Tohana, Executive Vice- President and Chief Financial Officer
	by:	/s/ GARY M. COHN Gary M. Cohn, Vice-President, Special Projects and Secretary
Date: August 6, 2004

QuickLinks

MAGNA ENTERTAINMENT CORP. INDEX
MAGNA ENTERTAINMENT CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES