Form 10-Q
period 2004-05-11
MAGNA ENTERTAINMENT CORP
filed 2004-11-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2004
Commission File Number: 000-30578

MAGNA ENTERTAINMENT CORP

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

The Registrant had 48,878,796 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of October 31, 2004.

MAGNA ENTERTAINMENT CORP.
I N D E X

		PAGES
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2004 and 2003	4
	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	34/35
Signatures
Certifications
Exhibits

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
[Unaudited]
[U.S. dollars in thousands, except per share figures]

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Racing
Gross wagering	$74,720	$75,893	$461,210	$460,067
Non-wagering	22,114	22,063	101,939	87,231

	96,834	97,956	563,149	547,298

Real estate and other
Sale of real estate	—	—	16,387	—
Golf and other	5,441	6,519	13,053	15,559

	5,441	6,519	29,440	15,559

	102,275	104,475	592,589	562,857

Costs and expenses
Racing
Purses, awards and other	44,235	44,163	279,986	277,227
Operating costs	60,785	50,931	217,227	191,311
General and administrative	16,524	15,397	47,419	46,936

	121,544	110,491	544,632	515,474

Real estate and other
Cost of real estate sold	—	—	6,762	—
Operating costs	4,440	4,784	12,012	10,762
General and administrative	1,125	570	1,747	1,562

	5,565	5,354	20,521	12,324

Predevelopment and other costs	5,614	1,241	12,143	5,846
Depreciation and amortization	10,374	7,923	27,952	23,157
Interest expense, net	6,474	4,437	17,737	9,219
Write-down of long-lived assets (Note 4)	—	—	26,685	—
Equity income	(99)	(12)	(339)	(1,004)

	149,472	129,434	649,331	565,016

Loss before income taxes	(47,197)	(24,959)	(56,742)	(2,159)
Income tax provision (benefit) (Note 5)	3,128	(9,562)	(2,059)	(223)

Net loss	(50,325)	(15,397)	(54,683)	(1,936)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,402	113	(86)	23,859
Change in fair value of interest rate swap	177	229	622	338

Comprehensive income (loss)	$(44,746)	$(15,055)	$(54,147)	$22,261

Loss per share for Class A Subordinate Voting Stock or Class B Stock:
Basic and Diluted	$(0.47)	$(0.14)	$(0.51)	$(0.02)

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period [in thousands]:
Basic and Diluted	107,345	107,146	107,316	107,142

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[Unaudited]
U.S. dollars in thousands]

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash provided from (used for):
Operating activities
Net loss	$(50,325)	$(15,397)	$(54,683)	$(1,936)
Items not involving current cash flows	9,907	6,440	39,786	22,244

	(40,418)	(8,957)	(14,897)	20,308
Changes in non-cash working capital	22,710	(8,492)	82	(11,077)

	(17,708)	(17,449)	(14,815)	9,231

Investment activities
Real estate property and fixed asset additions	(45,442)	(25,813)	(102,051)	(54,334)
Other asset additions	(409)	(4,847)	(1,082)	(16,585)
Proceeds on disposal of real estate and fixed assets -	488	880	17,095	1,561

	(45,363)	(29,780)	(86,038)	(69,358)

Financing activities
Increase (decrease) in bank indebtedness	25,000	4,696	27,000	(44,779)
Issuance of long-term debt	—	—	19,261	16,110
Repayment of long-term debt	(1,413)	(6,408)	(6,033)	(15,801)
Issuance of share capital	—	—	852	29
Issuance of convertible subordinated notes	—	—	—	145,000

	23,587	(1,712)	41,080	100,559

Effect of exchange rate changes on cash and cash equivalents	285	(131)	29	5,686

Net increase (decrease) in cash and cash equivalents during the period	(39,199)	(49,072)	(59,744)	46,118
Cash and cash equivalents, beginning of period	79,262	182,871	99,807	87,681

Cash and cash equivalents, end of period	$40,063	$133,799	$40,063	$133,799

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
[Unaudited]
[U.S. dollars and share amounts in thousands]

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,063	$99,807
Restricted cash	27,040	24,738
Accounts receivable	39,683	34,215
Income taxes receivable	1,629	1,809
Prepaid expenses and other	18,280	12,939

	126,695	173,508

Real estate properties and fixed assets, net	910,458	870,225

Racing licenses	237,497	236,098

Other assets, net	11,942	13,079

Future tax assets	39,685	30,030

	$1,326,277	$1,322,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$33,696	$6,696
Accounts payable and other liabilities	129,428	118,997
Long-term debt due within one year	14,624	58,048

	177,748	183,741

Long-term debt	179,269	122,026

Convertible subordinated notes	218,984	218,167

Other long-term liabilities	12,165	11,725

Future tax liabilities	134,229	130,227

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock (issued: 2004 — 48,879, 2003 — 48,680)	318,003	317,028
Class B Stock (issued: 2004 and 2003 — 58,466)	394,094	394,094
Contributed surplus	17,282	17,282
Deficit	(162,701)	(108,018)
Accumulated comprehensive income	37,204	36,668

	603,882	657,054

	$1,326,277	$1,322,940

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

        If the acquisition of Flamboro Downs had occurred on January 1, 2003, the Company's unaudited pro-forma total revenues would have been $104.5 million and $570.2 million for the three and nine months ended September 30, 2003, respectively. There was no impact on unaudited pro-forma net loss or pro-forma basic and diluted loss per share for the three and nine months ended September 30, 2003 as the results of operations of ORI were accounted for under the equity method during these periods.

3.     Sale and Lease Arrangement of Great Lakes Downs

        On August 24, 2004, MI Racing Inc., a wholly owned subsidiary of the Company, sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC ("Richmond Racing") for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million.

        The promissory note, which bears interest at 5% per annum, is repayable by Richmond Racing in monthly principal and interest payments of $26 thousand until maturity. MI Racing Inc. also has an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event the Company is unsuccessful in obtaining a racetrack license for the proposed Romulus racetrack or in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license.

        MI Racing Inc. has also entered into a lease agreement with Richmond Racing, which gives MI Racing Inc. the conditional right to continue operating Great Lakes Downs and conducting thoroughbred race meetings at the racetrack. The lease is for an initial term of five years with an option to renew the lease for up to three additional periods of five years each. The lease requires MI Racing Inc. to make monthly rental payments of $30 thousand to Richmond Racing.

        Based on the terms contained in the sale and lease arrangement between MI Racing Inc. and Richmond Racing, for accounting purposes the transaction has not been accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP.

4.     Write-down of Long-lived Assets

        [a]   The Company has commenced a major redevelopment of its Gulfstream Park racetrack. As a result, the Company recognized a non-cash write-down of $26.3 million in the nine months ended September 30, 2004 related to Gulfstream Park's long-lived assets in connection with the redevelopment.

        The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park is approximately $145 million. In the event that the Company is unable to secure sufficient financing or sources of funds, the Company will not have the cash resources to continue the redevelopment of Gulfstream Park on the current schedule and the project would be delayed.

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

        [b]   The Company has also commenced the redevelopment of the racing surfaces at Laurel Park. As a result, the Company recognized a non-cash write-down of $0.4 million in the nine months ended September 30, 2004 related to Laurel Park's long-lived assets in connection with the redevelopment.

        The project includes significant modifications and enhancements to the racing surfaces, including the construction of a new, wider turf course. It is the Company's expectation that the new dirt track will be completed by December 31, 2004 and the new turf track will be completed prior to the start of Laurel Park's 2005 summer meet, which commences on August 6, 2005.

5.     Income Taxes

        In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly has applied this effective tax rate to the loss before income taxes generated in the three and nine months ended September 30, 2004. The income tax benefit for the nine months ended September 30, 2004 represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of the Company's European net future tax liabilities, partially offset by income tax expense recognized from the Company's Canadian operations and in certain U.S. operations that are not included in the Company's U.S. consolidated income tax return.

6.     Bank Indebtedness

        In the three months ended September 30, 2004, the Company borrowed $25.0 million under its $50.0 million senior revolving credit facility. Loans under the credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields, Gulfstream Park and Santa Anita Park and operate Bay Meadows. The loans under the credit facility bear interest at either the U.S. Base rate or London Interbank Offered Rate ("LIBOR") plus a margin based on the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization. At September 30, 2004, the interest rate on the loan outstanding under the credit facility was 4.67% per annum.

7.     Long-term Debt

        During the nine months ended September 30, 2004, one of the Company's European subsidiaries entered into a 15 million Euro term loan facility. The facility, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum, is secured by a first and second mortgage on land in Austria owned by the European subsidiary. At September 30, 2004, $18.6 million (15 million Euro) was outstanding on this fully drawn facility, which matures on December 15, 2006.

8.     Capital Stock and Long-term Incentive Plan

        [a]   Capital Stock

        Changes in the Class A Subordinate Voting Stock and Class B Stock for the nine months ended September 30, 2004 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2003	48,680	$317,028	58,466	$394,094	107,146	$711,122
Issued under the Long-term Incentive Plan	24	123	—	—	24	123
Issued on exercise of stock options	175	852	—	—	175	852

Issued and outstanding at March 31, 2004, June 30, 2004 and September 30, 2004(i)	48,879	$318,003	58,466	$394,094	107,345	$712,097

          (i)  There were no changes in the number of shares outstanding or the stated value of either the Class A Subordinate Voting Stock or Class B Stock during the three months ended September 30, 2004.

        [b]  Long-term Incentive Plan

        The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000), which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended September 30, 2004, no shares were issued under the Plan. During the nine months ended September 30, 2004, 199,000 shares were issued under the Plan, including 175,000 shares issued on the exercise of stock options.

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

        During the three months ended September 30, 2004, 50,000 stock options were granted, 100,000 stock options were cancelled and no stock options were exercised or expired. During the nine months ended September 30, 2004, 200,000 stock options were granted, 244,000 stock options were cancelled and 175,000 stock options were exercised. At September 30, 2004, there were 4,622,500 stock options outstanding with exercise prices ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.17 per share.

        There were 3,925,596 options exercisable at September 30, 2004 with a weighted average exercise price of $6.11 per share.

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

        There were 200,000 stock options granted during the nine months ended September 30, 2004 with an average fair value of $2.38 per option. During the nine months ended September 30, 2003, there were 640,000 stock options granted with an average fair value of $1.50 per option.

        The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk free interest rate	3.0%	N/A	3.0%	2.0%
Dividend yield	0.84%	N/A	0.84%	0.84%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.562	N/A	0.562	0.534
Weighted average expected life (years)	4.0	N/A	4.0	4.0

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

        The Company's SFAS 123 pro-forma net loss and the related per share amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(50,325)	$(15,397)	$(54,683)	$(1,936)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(260)	(303)	(752)	(2,065)

Pro-forma net loss	$(50,585)	$(15,700)	$(55,435)	$(4,001)

Loss per share
Basic — as reported	$(0.47)	$(0.14)	$(0.51)	$(0.02)
Basic — pro-forma	$(0.47)	$(0.15)	$(0.52)	$(0.04)

Diluted — as reported	$(0.47)	$(0.14)	$(0.51)	$(0.02)
Diluted — pro-forma	$(0.47)	$(0.15)	$(0.52)	$(0.04)

        [c]   Maximum Shares

        The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding as at September 30, 2004 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at September 30, 2004	48,879
Class B Stock outstanding at September 30, 2004	58,466
Options to purchase Class A Subordinate Voting Stock	4,623
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,277
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

142,069

9.     Loss Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Net loss	$(50,325)	$(15,397)	$(54,683)	$(1,936)

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,879	48,680	48,850	48,676
Class B Stock	58,466	58,466	58,466	58,466

	107,345	107,146	107,316	107,142

Loss Per Share	$(0.47)	$(0.14)	$(0.51)	$(0.02)

        As a result of the net loss for the three months and nine months ended September 30, 2004, options to purchase 4,622,500 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

        As a result of the net loss for the three months and nine months ended September 30, 2003, options to purchase 5,342,500 shares and notes convertible into 30,100,124 and 17,448,479 shares, respectively, were excluded from the computation of diluted loss per share since the effect was anti-dilutive.

10.   Commitments and Contingencies

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

        [c]    In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), a wholly-owned subsidiary of the Company, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, $10.0 million had been spent by September 30, 2004 and the remaining $5.0 million has been placed in an escrow account to be applied to future capital expenditures and renovations. The Company's capital expenditure plan for 2004 anticipates satisfying this spending commitment by the end of 2004.

        [d]   In connection with its acquisition of a controlling interest in The Maryland Jockey Club, the Company has an obligation to pay $18.3 million on exercise of either the put or call options for the remaining interest in The Maryland Jockey Club. At September 30, 2004, this obligation has been reflected on the condensed consolidated balance sheet as long-term debt due after one year.

        [e]   The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement was effective from June 9, 2004, and has been extended until December 31, 2004.

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

        [f]    The Bay Meadows lease expires on December 31, 2004. Although the Company is continuing to explore alternative venues, including vacant land that has been purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, this project is still in the early stages of planning and is subject to regulatory and other approvals. At this time, the Company is not expecting the Bay Meadows lease to be extended beyond December 31, 2004. If this lease is not renewed, the Company's operating results will be materially adversely affected at least until such time as an alternative venue could be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as the Company's Bay Meadows operation has been. Bay Meadows has budgeted earnings before income taxes for 2005 of $3.0 million.

        [g]   The Company is considering a redevelopment of the entire stable area at Laurel Park (the "Laurel Park Redevelopment"). In the event this development were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at September 30, 2004 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $3.1 million. If the Company decides to proceed with the Laurel Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of Laurel Park's operations during a racing season and there is risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

        [h]   The Company is considering a redevelopment of the clubhouse/grandstand at The Meadows ("The Meadows Redevelopment"). In the event the Company obtains a slot machine license for The Meadows and this development were to proceed as currently contemplated, The Meadows Redevelopment would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at September 30, 2004 of the assets that would be demolished if The Meadows Redevelopment is completed is approximately $8.6 million. If the Company decides to proceed with The Meadows Redevelopment and obtains approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the Company's goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there will likely be a temporary disruption of The Meadows' operations and there is risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings at The Meadows.

        [i]    In June 2003, the Company purchased an approximately 22% interest in the real property upon which Portland Meadows is located, and also purchased the long-term rights to operate the facility pursuant to an operating lease. The operating lease requires the Company to pay rent equal to one percent of the wagers made at the track (including wagers on both live and import races), and also an additional percentage of revenues for other activities as follows: (a) one percent of revenues for horse-related activities, including simulcasting of horse races during the non-live season, (b) five percent of revenues not related to horse racing up to $800 thousand, and (c) three percent of revenues not related to horse racing in excess of $800 thousand. As the owner of an approximately 22% interest in the real property, the Company receives approximately 22% of the rent payments, which are applied to the rental payments made by the Company in order to reduce rent expense, which is reflected in racing operating costs on the consolidated statements of operations and comprehensive income (loss).

        [j]    Contractual commitments related to construction and development projects outstanding at September 30, 2004 amounted to approximately $40.1 million.

11.   Segment Information

        The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing operations and real estate and other operations. The racing segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network and the North American production facility for StreuFex™; (6) Canadian operations include Flamboro Downs and its OTB network; (7) European operations include Magna Racino™, RaceONTV™ and the European production facility for StreuFex™; and (8) Technology operations include XpressBet™, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities, and other real estate holdings including residential housing developments adjacent to the Company's golf courses.

        The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section of the Company's annual report on Form 10-K for the year ended December 31, 2003.

        The Company, including its President and Chief Executive Officer, uses revenues and earnings before interest, income taxes, depreciation and amortization ("EBITDA") as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, the Company's operating and financial performance in a meaningful and consistent manner. Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (loss) as a measure of the Company's operating results or cash flows, or as a measure of liquidity.

        The following summary presents key information about reported segments for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
California operations	$20,568	$21,339	$216,730	$215,981
Florida operations	85	48	79,022	77,989
Maryland operations	19,458	19,427	81,949	79,291
Southern U.S. operations	18,758	20,442	70,565	71,202
Northern U.S. operations	24,453	25,292	72,615	74,170
Canadian operations	6,543	6,970	20,270	12,791
European operations	1,985	254	4,347	617
Technology operations	5,300	4,822	23,808	24,081

	97,150	98,594	569,306	556,122
Corporate and other	180	—	689	382
Eliminations	(496)	(638)	(6,846)	(9,206)

Total racing operations	96,834	97,956	563,149	547,298

Sale of real estate	—	—	16,387	—
Golf and other	5,441	6,519	13,053	15,559

Total real estate and other operations	5,441	6,519	29,440	15,559

Total revenues	$102,275	$104,475	$592,589	$562,857

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$(5,156)	$(3,635)	$23,893	$26,123
Florida operations (i)	(2,592)	(2,739)	(14,289)	10,865
Maryland operations (i)	(1,364)	(620)	7,587	5,903
Southern U.S. operations	(820)	(331)	3,818	4,359
Northern U.S. operations	(493)	103	(826)	(706)
Canadian operations	1,825	2,665	6,071	5,516
European operations	(7,768)	(45)	(14,559)	(63)
Technology operations	(1,743)	(643)	(786)	865

	(18,111)	(5,245)	10,909	52,862
Corporate and other	(6,500)	(7,278)	(18,738)	(20,034)
Predevelopment costs	(5,614)	(1,241)	(12,143)	(5,846)

Total racing operations	(30,225)	(13,764)	(19,972)	26,982

Sale of real estate	—	—	9,625	—
Golf and other	(124)	1,165	(706)	3,235

Total real estate and other operations	(124)	1,165	8,919	3,235

Total EBITDA	$(30,349)	$(12,599)	$(11,053)	$30,217

          (i)  For the nine months ended September 30, 2004, the Florida operations segment includes a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment includes a non-cash write-down of long-lived assets of $0.4 million.

	September 30, 2004	December 31, 2003
Total Assets
California operations	$298,094	$311,988
Florida operations	191,973	178,040
Maryland operations	160,532	143,486
Southern U.S. operations	108,891	105,357
Northern U.S. operations	120,835	116,725
Canadian operations	94,305	95,996
European operations	117,295	90,419
Technology operations	17,171	12,821

	1,109,096	1,054,832
Corporate and other	89,508	135,729

Total racing operations	1,198,604	1,190,561

Non-Core Real Estate	2,508	9,345
Golf and other	125,165	123,034

Total real estate and other operations	127,673	132,379

Total assets	$1,326,277	$1,322,940

Reconciliation of EBITDA to Net Loss

	Three months ended September 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(30,225)	$(124)	$(30,349)
Interest expense (income), net	6,829	(355)	6,474
Depreciation and amortization	9,615	759	10,374

Loss before income taxes	(46,669)	(528)	(47,197)
Income tax provision			3,128

Net loss			$(50,325)

	Three months ended September 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(13,764)	$1,165	$(12,599)
Interest expense (income), net	4,473	(36)	4,437
Depreciation and amortization	7,317	606	7,923

Income (loss) before income taxes	(25,554)	595	(24,959)
Income tax benefit			(9,562)

Net loss			$(15,397)

	Nine months ended September 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(19,972)	$8,919	$(11,053)
Interest expense (income), net	18,788	(1,051)	17,737
Depreciation and amortization	25,733	2,219	27,952

Income (loss) before income taxes	(64,493)	7,751	(56,742)
Income tax benefit			(2,059)

Net loss			$(54,683)

	Nine months ended September 30, 2003
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$26,982	$3,235	$30,217
Interest expense (income), net	9,516	(297)	9,219
Depreciation and amortization	21,134	2,023	23,157

Income (loss) before income taxes	(3,668)	1,509	(2,159)
Income tax benefit			(223)

Net loss			$(1,936)

12.   Subsequent Events

        [a]   A subsidiary of the Company, Pimlico Racing Association, Inc., had a $10.0 million revolving credit loan facility that was scheduled to mature on September 7, 2004, but was extended until October 28, 2004, at which date the facility was converted to a term loan facility, which matures on December 15, 2019. The term loan facility, that bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At November 1, 2004, $10.0 million (September 30, 2004 — $8.7 million) was outstanding on this term loan facility.

        [b]   A subsidiary of the Company, The Santa Anita Companies, Inc., is party to a secured term loan facility, that was scheduled to mature on November 30, 2004, however, the facility was amended and extended until October 7, 2007, subject to a further extension at the Company's option to October 7, 2009. Under the facility, the Company's subsidiary is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.0% per annum.

        The facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), a wholly-owned subsidiary of the Company, and is secured by a First Deed of Trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. and a pledge of all of the outstanding capital stock of LATC and The Santa Anita Companies, Inc. At November 1, 2004, the facility is fully drawn (September 30, 2004 — $48.0 million) and is repayable in monthly principal amounts of $417 thousand until maturity.

        Effective November 1, 2004, the Company entered into an interest rate swap contract. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 5.38% per annum on a notional amount of 40% of the outstanding balance under The Santa Anita Companies, Inc. facility.

        [c]    The Company's senior secured revolving credit facility in the amount of $50.0 million was amended and extended until October 10, 2005, and may be further extended with the consent of both parties. The facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields, Santa Anita Park, Gulfstream Park, Palm Meadows, Lone Star Park, the off-track betting operations in Pennsylvania and operate Bay Meadows.

        The loans under the facility bear interest at either the U.S. Base rate or LIBOR plus a margin based on the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization. At November 1, 2004, the Company had borrowings under the credit facility of $25.0 million (September 30, 2004 — $25.0 million) and had issued letters of credit totalling $21.7 million (September 30, 2004 — $21.7 million) under the credit facility, such that $3.3 million (September 30, 2004 — $3.3 million) was unused and available.

        [d]   On November 1, 2004, wholly-owned subsidiaries of the Company entered into access agreements with Magna International Inc. and one of its subsidiaries ("Magna") for their use of the golf courses and associated clubhouse, meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario and Fontana Sports in Oberwaltersdorf, Austria. The agreements, which expire on December 31, 2014, stipulate annual fees of Cdn. $5.0 million, retroactive to January 1, 2004, and Euro 2.5 million, retroactive to March 1, 2004, respectively, for use of the Magna Golf Club and Fontana Sports facilities, which will result in the recognition of approximately $6.5 million of revenue in the fourth quarter of 2004 related to these access agreements.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Position

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements included in this report.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") is North America's number one owner and operator of horse racetracks, based on revenues, and one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, two racetracks that run both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. In addition, we operate off-track betting ("OTB") facilities and a national account wagering business known as XpressBet™, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HRTV™. In July 2004, HRTV™ entered into a carriage agreement with the operator of the Dish Network that dramatically expanded HRTV™'s distribution throughout the United States. HRTV™ is currently distributed to more than 11 million cable and satellite TV subscribers. RTN, in which we have a one-third interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. On September 4, 2004, a gaming facility at the Magna Racino™ was opened, which includes alternative gaming, a race and sports book and an entertainment venue. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        On November 1, 2004, wholly-owned subsidiaries of the Company entered into access agreements with Magna International Inc. and one of its subsidiaries ("Magna") for their use of our golf courses and associated clubhouse, meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario and Fontana Sports in Oberwaltersdorf, Austria. The agreements, which expire on December 31, 2014, stipulate annual fees of Cdn. $5.0 million, retroactive to January 1, 2004, and Euro 2.5 million, retroactive to March 1, 2004, respectively, for the use of the Magna Golf Club and Fontana Sports facilities, which will result in the recognition of approximately $6.5 million of revenue in the fourth quarter of 2004 related to these access agreements.

        On September 16, 2004, we were advised by MI Developments Inc. ("MID"), our parent company, of its decision not to proceed with its previously announced unsolicited offer to acquire all of the outstanding shares of Class A Subordinate Voting Stock of MEC not currently owned by MID.

        On August 24, 2004, MI Racing Inc., our wholly-owned subsidiary, sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC ("Richmond Racing") for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million, which bears interest at 5% per annum. MI Racing Inc. also entered into a lease agreement with Richmond Racing, which gives MI Racing Inc. the conditional right to continue operating Great Lakes Downs and to conduct thoroughbred race meetings at the racetrack. The lease is for an initial term of five years with an option to renew the lease for up to three additional periods of five years each. MI Racing Inc. also has an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event we are unsuccessful in obtaining a racetrack license for the proposed Romulus racetrack or in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license.

        The redevelopment of Gulfstream Park racetrack continued during the third quarter of 2004. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park is approximately $145 million. In the event that we are unable to secure sufficient financing or sources of funds, we will not have the cash resources to continue the redevelopment of Gulfstream Park on the current schedule and the project would be delayed. Our goal is to minimize the disruption to the 2005 Gulfstream Park race meet during the construction period. To that end, it is our expectation that the new racing surfaces will be completed prior to the start of the 2005 meet. However, since the project entails the demolition of a substantial portion of the current buildings and related structures, temporary facilities will be erected to house the 2005 meet. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet. Although the redevelopment is being scheduled to minimize any interference with Gulfstream Park's racing season, with a project of this magnitude, there will be a temporary disruption of Gulfstream Park's operations during the 2005 meet and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during the meet would result in a reduction in the revenues and earnings generated at Gulfstream Park during that meet.

        The redevelopment of the racing surfaces at Laurel Park also continued during the third quarter of 2004. The project includes significant modifications and enhancements to the racing surfaces, including the construction of a new, wider turf course. As a result of the redevelopment, Laurel Park's 2004 summer meet, which ran from July 31, 2004 to August 27, 2004, and the fall meet, which runs from November 4, 2004 to December 31, 2004, were moved to Pimlico Race Course. It is our expectation that the new dirt track will be completed by December 31, 2004 and the new turf track will be completed prior to the start of Laurel Park's 2005 summer meet, which commences on August 6, 2005.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate, including California, Oklahoma, Florida and Michigan. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question.

        The Pennsylvania Senate and House of Representatives has passed the Pennsylvania Race Horse Development and Gaming Act and the Governor signed the legislation on July 5, 2004. The legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e., racetracks) and up to five Category 2 licensed facilities (i.e., non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e., resort hotels). The racetracks and non-track facilities, which successfully apply for slot machine licenses, will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility with the approval of the Pennsylvania Gaming Control Board. The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each.

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

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million, as directed by the Pennsylvania State government or one of its agencies. In addition, each racetrack licensee will be required to commit a minimum of $5.0 million over a five year period, and between $0.3 million and $1.0 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a slot machine license at The Meadows, MEC's racetrack in the Pittsburgh area, in accordance with the requirements of the legislation and associated regulations without delay.

        We are also considering a redevelopment of the clubhouse/grandstand at The Meadows. In the event that we obtain a slot machine license for The Meadows and this development were to proceed as currently contemplated, it would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at September 30, 2004 of the assets that would be demolished if this redevelopment is completed is approximately $8.6 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, our goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there would likely be a temporary disruption of The Meadows' operations and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at The Meadows.

        Under new legislation which, based on unofficial preliminary results posted by the Oklahoma State Election Board on November 3, 2004, was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, MEC's Oklahoma City racetrack, will be permitted to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. Remington Park's right to operate gaming machines under the new legislation is conditional on a number of events and approvals, including the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes and certification of election results by the State Election Board.

        We are participants in a ballot initiative in Florida where we are part of a coalition supporting a legislative initiative that would permit each of Broward and Miami-Dade counties to hold local referenda to permit the existing pari-mutuel license holders in the county, including Gulfstream Park in Broward County, to operate slot machines. The initiative obtained sufficient signatures to qualify for inclusion on the November 2, 2004 electoral ballot. The results of voting on the ballot initiative have not been finalized as of November 3, 2004. As at November 1, 2004, we have contributed $2.5 million to this initiative, which is our entire commitment to the coalition.

        We are also participants in a coalition opposing Proposal 1, a referendum initiative in Michigan that would require that any form of gaming in the state authorized by law after January 1, 2004 also be approved by the state and local referenda. Proposal 1 was passed on November 2, 2004, subject to certification of election results by the State Election Board. As at November 1, 2004, we have contributed $1.0 million to this initiative, of which $0.3 million had been paid to September 30, 2004, and we may have ongoing contribution requirements of an additional $0.5 million upon occurrence of certain conditions.

        We are also participants in a coalition of interested parties in California, which has established an initiative to support the Gaming Revenue Act of 2004 in the State of California, which was on the November 2, 2004 electoral ballot and defeated (subject to certification of election results by the State Election Board). We committed up to $4.8 million to this initiative of which $4.3 million had been paid to September 30, 2004.

        We believe that the European marketplace offers significant potential growth for the export of MEC's horse racing. RaceONTV™ is our new service, based near Vienna, Austria, that offers simultaneous broadcasts of North American horse races and other racing content directly to wagering operations located outside of North America. RaceONTV™ commenced operations during the first quarter of 2004. On April 4, 2004, we opened our newest racetrack, Magna Racino™, near Vienna, Austria. We anticipate hosting 50 days of live racing annually at the Magna Racino™ in a mixed thoroughbred and standardbred meet. On September 4, 2004, a gaming facility at the Magna Racino™ was opened, which includes alternative gaming, a race and sports book and an entertainment venue.

        We have applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have plans to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MID, our parent company, purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. MID has granted us an option, exercisable at any time on or prior to June 30, 2005, to purchase the shares of the MID subsidiary, which holds the Romulus land.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a predevelopment management agreement with Forest City Enterprises, Inc. concerning the planned development of "The Village at Gulfstream Park™", an 80-acre, mixed-use retail, entertainment and residential project at Gulfstream Park. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.5 million as of September 30, 2004) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business.

        The lease on our Bay Meadows site expires December 31, 2004. Although we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, this project is still in the early stages of planning and is subject to regulatory and other approvals. At this time, we are not expecting the Bay Meadows lease to be extended beyond December 31, 2004. If this lease is not renewed, our operating results will be materially adversely affected at least until such time as an alternative venue could be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as our Bay Meadows operation has been. Bay Meadows has budgeted earnings before income taxes for 2005 of $3.0 million.

        We are considering a redevelopment of the entire stable area at Laurel Park. In the event that we proceed with this redevelopment as currently contemplated, it would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at September 30, 2004 of the assets that would be demolished if this redevelopment is completed is approximately $3.1 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, we will schedule the project to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there would likely be a temporary disruption to Laurel Park's operations during the racing season and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

        The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement was effective from June 9, 2004 and has been extended until December 31, 2004.

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

        In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc. ("MRI"), our wholly-owned subsidiary, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As a result of delays in permitting of several projects related to this commitment, $10.0 million had been spent by September 30, 2004 and the remaining $5.0 million has been placed in an escrow account to be applied to future capital expenditures and renovations. Our 2004 capital expenditure plan anticipates satisfying this spending commitment by the end of 2004.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Racing operations

        In the nine months ended September 30, 2004, we operated our largest racetracks for 13 fewer live race days compared to the prior year period, primarily due to The Maryland Jockey Club's desired reduction in race days. Pimlico Race Course and Laurel Park combined had 138 live race days in the current period as compared to 149 live race days in the prior year period. Our other racetracks operated an additional 123 live race days in the nine months ended September 30, 2004, compared to the prior year comparable period, primarily due to the completion of the acquisition of Flamboro Downs on April 16, 2003, which added 76 live race days to our racing calendar, 15 additional live race days at Remington Park as a result of the return of the spring quarter horse meet and 40 live race days at Magna Racino™, which commenced operations on April 4, 2004, partially offset by eight fewer live race days at Thistledown due to the later start of the 2004 live race meet.

        Set forth below is a schedule of our actual live race days by racetrack for the first, second and third quarters and awarded live race days for the fourth quarter of 2004 with comparatives for 2003.

LIVE RACE DAYS

							Awarded
Largest Racetracks	Q1 2004	Q1 2003	Q2 2004	Q2 2003	Q3 2004	Q3 2003	YTD 2004	YTD 2003	Q4 2004	Q4 2003	Total 2004(1)	Total 2003
Santa Anita Park(2)	69	66	10	15	—	—	79	81	7	5	86	86
Gulfstream Park	76	72	15	17	—	—	91	89	—	—	91	89
Golden Gate Fields	69	66	—	—	—	—	69	66	38	40	107	106
Bay Meadows	—	—	55	55	23	24	78	79	26	26	104	105
Laurel Park	58	61	—	—	—	22	58	83	63	59	121	142
Lone Star Park	—	—	58	60	8	10	66	70	16	33	82	103
Pimlico Race Course	5	—	43	48	32	18	80	66	—	5	80	71

	277	265	181	195	63	74	521	534	150	168	671	702

Other Racetracks(3)
The Meadows	52	50	53	52	53	53	158	155	51	52	209	207
Thistledown	—	10	62	61	65	64	127	135	60	53	187	188
Flamboro Downs(4)	65	N/A	65	55	65	64	195	119	65	69	260	188
Remington Park	4	—	24	3	34	44	62	47	27	35	89	82
Portland Meadows	36	40	10	12	—	—	46	52	32	34	78	86
Great Lakes Downs	—	—	42	38	60	61	102	99	16	19	118	118
Magna Racino™	—	N/A	23	N/A	17	N/A	40	N/A	9	N/A	49	N/A

	157	100	279	221	294	286	730	607	260	262	990	869

TOTAL	434	365	460	416	357	360	1,251	1,141	410	430	1,661	1,571

(1)
Includes actual live race days for the first, second and third quarters of 2004 and awarded live race days for the fourth quarter of 2004.

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

        Revenues from our racing operations were $563.1 million for the nine months ended September 30, 2004, compared to $547.3 million in the 2003 comparable period, an increase of $15.8 million or 2.9%. The increase is primarily attributable to the acquisition of Flamboro Downs on April 16, 2003, the opening of our newest racetrack, Magna Racino™, near Vienna, Austria on April 4, 2004, increased decoder revenues at our California racetracks as a result of revenue being recognized during the second quarter of 2004 for amounts previously in dispute, increased attendance and wagering at Pimlico on the Preakness Stakes® and increased stall rent at Palm Meadows, our thoroughbred training center in Palm Beach County, Florida, partially offset by reduced on-track and inter-track wagering revenues at several of our facilities due to lower average daily attendance.

        In the nine months ended September 30, 2004, gross wagering revenues from our racing operations increased to $461.2 million, compared to $460.1 million in the 2003 comparable period, primarily due to a number of the factors noted above. Non-wagering revenues in the nine months ended September 30, 2004 increased 16.9% to $101.9 million, compared to $87.2 million in the nine months ended September 30, 2003, primarily due to commissions earned from the Flamboro Downs slot facility, the opening of Magna Racino™, increased decoder revenues at our California racetracks, increased admissions and parking revenues at The Maryland Jockey Club due to increased attendance during the Preakness® and increased stall rent at Palm Meadows. As a percentage of gross wagering revenues, non-wagering revenues increased from 19.0% in the nine months ended September 30, 2003 to 22.1% in the nine months ended September 30, 2004, primarily as a result of the same factors.

        Purses, awards and other increased to $280.0 million in the nine months ended September 30, 2004 from $277.2 million in the nine months ended September 30, 2003, primarily due to the acquisition of Flamboro Downs, the opening of Magna Racino™ for live racing and increased wagering at Pimlico during the Preakness®, partially offset by reduced gross wagering revenues at several of our facilities in the nine months ended September 30, 2004. As a percentage of gross wagering revenues, purses, awards and other increased from 60.3% in the nine months ended September 30, 2003 to 60.7% in the nine months ended September 30, 2004, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs in our racing operations increased $25.9 million to $217.2 million in the nine months ended September 30, 2004, primarily due to the opening of Magna Racino™ for live racing, the acquisition of Flamboro Downs, pre-operating and start-up costs related to RaceONTV™ and other European business developments, increased activity at Santa Anita Park with the opening of an entertainment facility including a new restaurant and sports bar, higher costs of food and beverage due to increased food and beverage revenue, and additional distribution and production costs at HRTV™ as a result of the carriage agreement with the operator of the Dish Network. As a percentage of total racing revenues, operating costs increased from 35.0% in the nine months ended September 30, 2003 to 38.6% in the nine months ended September 30, 2004, primarily due to pre-operating and start-up costs incurred in advance of revenues at Magna Racino™, RaceONTV™ and other European business developments, as well as at Santa Anita's new entertainment facility and additional distribution and production costs incurred at HRTV™.

        General and administrative expenses in our racing operations were $47.4 million in the nine months ended September 30, 2004, compared to $46.9 million in the nine months ended September 30, 2003. General and administrative expenses in the nine months ended September 30, 2004 include approximately $2.1 million of costs that relate to the start-up of our European business units. Excluding these start-up costs, general and administrative expenses decreased from the comparable period as a result of focused efforts to reduce costs. As a percentage of total racing revenues, general and administrative expenses decreased from 8.6% in the nine months ended September 30, 2003 to 8.4% in the nine months ended September 30, 2004, primarily due to cost containment efforts and higher racing revenues.

Real estate and other operations

        Revenues from real estate and other operations were $29.4 million in the nine months ended September 30, 2004, compared to $15.6 million in the nine months ended September 30, 2003. The increase in revenues is primarily attributable to the sale of four Non-Core Real Estate properties in the current period and higher annual dues and initiation fee revenues from our Magna Golf Club and Fontana Sports facilities as a result of new members, partially offset by decreased access fee revenues of approximately $3.9 million from our Magna Golf Club and Fontana Sports facilities as a result of a delay in the renewal of the access agreements with Magna, which expired on December 31, 2003 and March 1, 2004, respectively, and were subsequently renewed and extended on November 1, 2004. In the nine months ended September 30, 2004, the sale of four Non-Core Real Estate properties generated revenues of $16.4 million and income before income taxes of $9.6 million. In the nine months ended September 30, 2003, there were no sales of Non-Core Real Estate properties.

Predevelopment and other costs

        Predevelopment and other costs were $12.1 million in the nine months ended September 30, 2004, compared to $5.8 million in the nine months ended September 30, 2003. Predevelopment and other costs in the current period represent costs of $8.2 million incurred pursuing alternative gaming opportunities in states where we currently operate, $2.0 million on the development of a simplified wagering machine that will simplify the pari-mutuel wagering process for the customer and $1.9 million of costs relating to development initiatives undertaken to enhance our racing operations. In the prior year period, the predevelopment and other costs that we incurred represented costs of $2.4 million pursuing alternative gaming opportunities, a $0.8 million write-off of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $1.9 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $4.8 million from $23.2 million in the nine months ended September 30, 2003 to $28.0 million in the nine months ended September 30, 2004, primarily due to the increased depreciation at our Palm Meadows training center related to additional stall and dormitory construction, depreciation at Magna Racino™, which commenced operations on April 4, 2004, and Flamboro Downs depreciation subsequent to its acquisition on April 16, 2003, partially offset by reduced depreciation at Gulfstream Park as a result of the write-down of long-lived assets recorded in the second quarter of 2004 and at Remington Park as a result of the write-down of long-lived assets recorded in the fourth quarter of 2003.

Interest income and expense

        Our net interest expense for the nine months ended September 30, 2004 increased $8.5 million over the prior year period to $17.7 million. The higher net interest expense is primarily attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003 as well as less interest being capitalized with respect to projects under development. In the nine months ended September 30, 2004, $2.7 million of interest was capitalized with respect to projects under development, compared to $4.4 million in the comparable prior year period.

Write-down of long-lived assets

        As a result of the major redevelopment of the Gulfstream Park racetrack, which entails the demolition of a substantial portion of the current buildings and related structures, and the redevelopment of Laurel Park's racing surfaces, a write-down of long-lived assets was necessary. As a result, we have recognized non-cash write-downs of $26.3 million and $0.4 million relating to Gulfstream Park and Laurel Park's long-lived assets, respectively, during the nine months ended September 30, 2004.

Income tax provision

        We recorded an income tax benefit of $2.1 million on a loss before income taxes of $56.7 million in the nine months ended September 30, 2004, whereas in the nine months ended September 30, 2003 we recorded an income tax benefit of $0.2 million on a loss before income taxes of $2.2 million. In accordance with United States generally accepted accounting principles, we have estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly applied this effective tax rate to the loss before income taxes generated in the nine months ended September 30, 2004. The income tax benefit recorded for the nine months ended September 30, 2004 of $2.1 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized at our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return. Our effective income tax rate for the nine months ended September 30, 2003, adjusted for equity income, was 7.1%, primarily due to the increase in non-deductible expenditures relative to lower income in the current period.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Racing operations

        Revenues from our racing operations were $96.8 million for the three months ended September 30, 2004, compared to $98.0 million in the 2003 comparable period, a decrease of $1.2 million. The decrease is primarily attributable to reduced gross wagering revenues at Bay Meadows as a result of lower average daily attendance and one less live race day, ten fewer live race days at Remington Park, Multnomah Greyhound Park's planned reduction of 14 live race days, two fewer live race days at Lone Star Park and less commissions earned from the Flamboro Downs slot facility as a result of a non-smoking by-law, partially offset by revenues generated at Magna Racino™, our newest racetrack, which opened for live racing on April 4, 2004.

        In the three months ended September 30, 2004, gross wagering revenues from our racing operations decreased $1.2 million to $74.7 million, compared to $75.9 million in the 2003 comparable period, primarily due to reduced gross wagering revenues at Bay Meadows and fewer live race days at Remington Park, Multnomah Greyhound Park and Lone Star Park, partially offset by increased revenues generated at Magna Racino™. Non-wagering revenues in the three months ended September 30, 2004 of $22.1 million remained unchanged as compared to the 2003 comparable period, as decreases in revenues from food and beverage, racing admissions, parking and program sales related to the decreases in live race days at Remington Park, Multnomah Greyhound Park and Lone Star Park, lower average daily attendance at Bay Meadows and lower commissions earned from Flamboro Downs slot facility were offset by increased revenues due to the opening of Magna Racino™. As a percentage of gross wagering revenues, non-wagering revenues increased from 29.1% in the three months ended September 30, 2003 to 29.6% in the three months ended September 30, 2004 primarily due to the same factors.

        Purses, awards and other in the three months ended September 30, 2004 of $44.2 million remained unchanged as compared to the 2003 comparable period. As a percentage of gross wagering revenues, purses, awards and other increased from 58.2% in the three months ended September 30, 2003 to 59.2% in the three months ended September 30, 2004, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs in our racing operations increased $9.9 million to $60.8 million in the three months ended September 30, 2004, compared to $50.9 million in the 2003 comparable period, primarily due to the opening of Magna Racino™, pre-operating and start-up costs related to RaceONTV™ and other European business developments, additional distribution and production costs at HRTV™ as a result of the carriage agreement with the operator of the Dish Network and repairs made to the backside at Santa Anita Park. As a percentage of total racing revenues, operating costs increased from 52.0% in the three months ended September 30, 2003 to 62.8% in the three months ended September 30, 2004 primarily due to pre-operating and start-up costs incurred in advance of revenues at Magna Racino™, RaceONTV™ and other European business developments as well as additional distribution and production costs incurred at HRTV™.

        General and administrative expenses in our racing operations were $16.5 million in the three months ended September 30, 2004 compared to $15.4 million in the three months ended September 30, 2003, an increase of $1.1 million or 7.3%. General and administrative expenses in the three months ended September 30, 2004 include approximately $1.2 million of costs that relate to the start-up of our European business units. Excluding these start-up costs, general and administrative expenses decreased $0.1 million from the comparable period of 2003. As a percentage of total racing revenues, general and administrative expenses increased from 15.7% in the three months ended September 30, 2003 to 17.1% in the three months ended September 30, 2004, primarily due to pre-operating and start-up costs incurred in advance of revenues at Magna Racino™, RaceONTV™ and our other European business developments as well as additional distribution and production costs incurred at HRTV™.

Real estate and other operations

        Revenues from real estate and other operations were $5.4 million in the three months ended September 30, 2004 compared to $6.5 million in the three months ended September 30, 2003. The decrease in revenues is primarily attributable to decreased access fee revenues of approximately $1.4 million from our Magna Golf Club and Fontana Sports facilities as a result of a delay in the renewal of the access agreements with Magna, which expired on December 31, 2003 and March 1, 2004, respectively, and were subsequently renewed and extended on November 1, 2004, partially offset by higher annual dues and initiation fee revenues from our Magna Golf Club and Fontana Sports operations as a result of new members.

Predevelopment and other costs

        Predevelopment and other costs were $5.6 million in the three months ended September 30, 2004, compared to $1.2 million in the three months ended September 30, 2003. Predevelopment and other costs in the current period represent costs of $3.9 million incurred pursuing alternative gaming opportunities in states where we currently operate, $0.7 million on the development of a simplified wagering machine that will simplify the pari-mutuel wagering process for the customer and $1.0 million of costs relating to development initiatives undertaken to enhance our racing operations. In the prior year period, the predevelopment and other costs that we incurred represented $1.0 million incurred with respect to pursuing alternative gaming opportunities and $0.2 million of costs related to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.5 million from $7.9 million in the three months ended September 30, 2003 to $10.4 million in the three months ended September 30, 2004, primarily due to the opening of Magna Racino™ and increased depreciation at our Palm Meadows training center related to additional stall and dormitory construction, partially offset by reduced depreciation at Gulfstream Park as a result of the write-down of long-lived assets recorded in the second quarter of 2004 and at Remington Park as a result of the write-down of long-lived assets recorded in the fourth quarter of 2003.

Interest income and expense

        Our net interest expense for the three months ended September 30, 2004 increased $2.0 million over the prior year period to $6.5 million. The higher net interest expense is attributable to less interest being capitalized with respect to projects under development as well as less interest earned on decreased cash balances on hand. In the three months ended September 30, 2004, $0.5 million of interest was capitalized with respect to projects under development, compared to $2.1 million in the prior year period.

Income tax provision

        We recorded an income tax provision of $3.1 million on a loss before income taxes of $47.2 million in the three months ended September 30, 2004, whereas in the three months ended September 30, 2003 we recorded an income tax benefit of $9.6 million on loss before income taxes of $25.0 million. In accordance with United States generally accepted accounting principles, we have estimated a nominal annual effective tax rate for the year ended December 31, 2004 and accordingly applied this effective tax rate to the loss before income taxes generated in the three months ended September 30, 2004. The income tax provision recorded for the three months ended September 30, 2004 of $3.1 million represents income tax expense recognized at our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return. Our effective tax rate for the three months ended September 30, 2003, adjusted for equity income, was 38.3%.

Liquidity and Capital Resources

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $35.2 million to a use of cash of $14.9 million in the nine months ended September 30, 2004 from a source of cash of $20.3 million in the nine months ended September 30, 2003, primarily due to decreased earnings in the nine months ended September 30, 2004, partially offset by an increase in items not involving current cash flows. In the nine months ended September 30, 2004, cash provided for non-cash working capital balances was $0.1 million compared to cash used for non-cash working capital balances of $11.1 million in the nine months ended September 30, 2003, primarily due to increases in restricted cash, accounts receivable and prepaid expenses and other, partially offset by increases in accounts payable and other liabilities at September 30, 2004 compared to the respective balances at December 31, 2003.

Investment activities

        Cash used in investment activities in the nine months ended September 30, 2004 was $86.0 million, including expenditures of $102.0 million on real estate property and fixed asset additions and $1.1 million on other asset additions, partially offset by $17.1 million of net proceeds received on the disposal of Non-Core Real Estate and fixed assets. Expenditures on real estate property and fixed asset additions in the nine months ended September 30, 2004 consisted of $28.6 million on Magna Racino™, $27.6 million on the Gulfstream redevelopment, $12.8 million at The Maryland Jockey Club, $10.3 million for construction at our Palm Meadows training center, $5.9 million on maintenance capital improvements, $4.0 million on the entertainment facility including a new restaurant and sports bar at Santa Anita Park, $0.8 million for the purchase of land in Ocala, Florida and $12.0 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties.

Financing activities

        Cash provided by financing activities was $41.1 million in the nine months ended September 30, 2004, primarily as a result of the utilization of our senior revolving credit facility of $25.0 million and the utilization by one of our subsidiaries of its revolving credit facility of $2.0 million to fund capital expenditures, additional long-term debt incurred by our European operations of $18.4 million and debt incurred to fund the purchase of a mobile video screen that will be used at our racetracks of $0.9 million, and the issuance of $0.8 million of share capital on the exercise of stock options, partially offset by repayments of long-term debt of $6.0 million.

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($42.8) million at September 30, 2004, compared to ($45.3) million at December 31, 2003. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to higher levels of restricted cash, accounts receivable, prepaid expenses and other, partially offset by increases in accounts payable and other liabilities.

        The credit agreement for our $50.0 million senior secured revolving credit facility was amended and extended until October 10, 2005, and may be further extended with the consent of both parties. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields, Santa Anita Park, Gulfstream Park, Palm Meadows, Lone Star Park and the off-track betting operations in Pennsylvania and which operate Bay Meadows. At November 1, 2004, we had borrowed $25.0 million (September 30, 2004 — $25.0 million) and issued letters of credit totaling $21.7 million (September 30, 2004 — $21.7 million) under this facility.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that was scheduled to mature on November 30, 2004, however, the facility was amended and extended until October 7, 2007, subject to a further extension at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.0% per annum. We have entered into an interest rate swap contract and fixed the rate of interest at 6.0% per annum to November 30, 2004 on a notional amount of $48.0 million, which was the amount outstanding under the facility at September 30, 2004. In addition, effective November 1, 2004, we have entered into another interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under the amended and extended facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a First Deed of Trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. At November 1, 2004, $75.0 million (September 30, 2004 — $48.0 million) was outstanding under this fully drawn facility.

        During the nine months ended September 30, 2004, one of our European subsidiaries entered into a 15 million Euro term loan facility secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At September 30, 2004, $18.6 million was outstanding under this facility, which matures on December 15, 2006.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At September 30, 2004, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        A subsidiary of the Company, Pimlico Racing Association, Inc., had a $10.0 million revolving credit loan facility that was scheduled to mature on September 7, 2004, but was extended until October 28, 2004, at which date, the facility was converted to a term loan facility, which matures on December 15, 2019. The term loan facility, that bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At November 1, 2004, $10.0 million (September 30, 2004 — $8.7 million) was outstanding under this term loan facility.

        At September 30, 2004, we had cash and cash equivalents of $40.1 million and total shareholders' equity of $603.9 million.

        At September 30, 2004, we were in compliance with all of our debt agreements and related covenants. Our ability to continue to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. In particular, it is possible that we may not be able to meet the financial covenants under our $50.0 million senior revolving credit facility at the quarterly reporting dates during the remaining term of the facility, which expires on October 10, 2005 unless the facility is extended with the consent of both parties. If we fail to comply with these financial covenants and the bank is unwilling to waive such a covenant breach, it will result in the occurrence of an event of default under the facility, in which case the bank may terminate the facility, demand repayment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit under the facility. At September 30, 2004, we had borrowings of $25.0 million and had issued letters of credit totaling $21.7 million under the credit facility.

        In order to fully implement our strategic plan, including the redevelopment of Gulfstream Park, and capitalize on future growth opportunities, we will be required to seek additional debt, equity and/or other financing. We may also decide to sell some of our real estate holdings, and other assets and/or enter into leases or similar arrangements with respect to such real estate holdings or other assets, in order to fund certain portions of our strategic plan. If such additional financing and sources of funds are not available to us as needed, or on terms that are acceptable to us, we may not be able to fully implement our strategic plan. We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate and other assets, and available borrowings under our credit and loan facilities described above, will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. We are currently in active discussions to secure additional financing and sources of funds from, and may enter into transactions with, a variety of public and private sources, which could include MID. However, if we are unable to secure additional financing or sell a sufficient amount of our real estate holdings in the fourth quarter of 2004, we will not have the cash resources to continue the redevelopment of Gulfstream Park on the current schedule and the project would be delayed.

Contractual Obligations

        Our contractual obligations are detailed in our "Management's Discussion and Analysis of Results of Operations and Financial Position" included in our Annual Report on Form 10-K for the year ended December 31, 2003. On a quarterly basis, we update that disclosure for any material changes outside the ordinary course of business. Contractual commitments related to construction and development projects increased by approximately $3.4 million in the three months ended September 30, 2004 to approximately $40.1 million.

Qualitative and Quantitative Disclosures About Market Risk

        Our primary exposure to market risk related to financial instruments (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar. Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and the Euro will result in fluctuations in shareholders' equity and comprehensive income (loss). We have generally not entered into derivative financial arrangements for currency hedging purposes, and have not and will not enter into such arrangements for speculative purposes.

        Additionally, we are exposed to interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at September 30, 2004 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with our variable rate debt, we have entered into two interest rate swap contracts. Under the terms of one of the contracts, we receive a LIBOR based variable interest rate and pay a fixed rate of 6.0% per annum on a notional amount of $48.0 million as at September 30, 2004. The maturity date of this contract is November 30, 2004. Under the terms of the other contract, effective November 1, 2004, we receive a LIBOR based variable interest rate and pay a fixed rate of 5.38% per annum on a notional amount of 40% of the outstanding balance under the credit facility. The maturity date of this contract is October 31, 2007.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. At September 30, 2004, there are no new accounting standards, which impact us, which have not yet been adopted.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the U.S. Securities Act of 1933, as amended, and the U.S. Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

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

Item 4. Controls and Procedures

        Based on an evaluation carried out, as of September 30, 2004, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of September 30, 2004, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

        In connection with MI Developments Inc.'s intention to make an unsolicited offer to acquire all the Company's outstanding shares of Class A Subordinate Voting Stock not already owned by it, six lawsuits were filed, and are currently pending against, among other, the Company, MI Developments Inc. and/or one or more of their directors as follows:

1.
Weisz v. Campbell, et al., filed on July 13, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

2.
Bedford v. Magna Entertainment Corp., et al., filed on July 13, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

3.
Pill, et al v. Jerry D. Campbell, et al., filed on July 14, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

4.
Alaska Electrical Pension Fund v. Magna Entertainment Corp., et al., filed on July 22, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

5.
Cronk, et al. v. Campbell, et al., filed on July 22, 2004 in the Delaware Chancery Court (Magna Entertainment Corp. is a named defendant).

6.
Tolwin v. Frank Stronach, et al., filed on July 30, 2004 in the Superior Court, State of California, County of Los Angeles (Magna Entertainment Corp. is not a named defendant).

        Each of these lawsuits seeks injunctive relief to stop any proposed acquisition of the Company's outstanding Class A Subordinate Voting Stock by MI Developments Inc. and, in certain cases, damages if such transaction is completed as proposed by MI Developments Inc.

        All of the Delaware actions were consolidated by order dated August 30, 2004.

        As a result of the announcement by MI Developments Inc. on September 16, 2004, of its withdrawal of the offer, the Company believes that the lawsuits are moot and should be dismissed. The Company intends to seek a dismissal of the Delaware cases and the California case, however, the plaintiffs in these proceedings may oppose any motion for dismissal.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

  (a)
  Not applicable.

  (b)
  None.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
3.2	By-laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-Q filed on May 10, 2004)
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed January 25, 2003 (file number 333-102889))
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
10.1	Third Amendment to Lease Agreement dated April 12, 2004 between Bay Meadows Main Track Investors, LLC and Bay Meadows Operating Company LLC (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-Q on June 6, 2004)
10.2	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of Montreal, et al, dated as of June 8, 2004 (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-Q on June 6, 2004)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

1

(b)
Reports on Form 8-K

Date	Items Reported and Financial Statements Filed
July 4, 2004 (filed July 6, 2004)	The passage of the "Pennsylvania Gaming Act" in the state of Pennsylvania.
July 13, 2004 (filed July 14, 2004)
Press release dated July 13, 2004 regarding the intention of MI Developments Inc. ("MID") to make an unsolicited offer to acquire all of the outstanding shares of Class A Subordinate Voting Stock of the Registrant not currently owned by MID.
August 4, 2004 (filed August 5, 2004)	Financial results of the Registrant for the first quarter ended June 30, 2004
August 19, 2004 (filed August 24, 2004)	Announcement of resignations of Messrs. Davis and Tobin.
August 26, 2004 (filed August 26, 2004)
The Registrant announced the sale by MI Racing Inc., a wholly-owned subsidiary of the Registrant, of the property and associated racetrack license of Great Lakes Downs, located near Muskegon, Michigan, to Richmond Racing Co., LLC.
September 16, 2004 (September 20, 2004)
Announcement of MI Developments Inc.'s decision not to proceed with an unsolicited offer to acquire all of the outstanding shares of Class A Subordinate Voting Stock of the Registrant not currently owned by it.
September 22, 2004 (filed September 22, 2004)	Announcement of resignation of Douglas R. Tatters as a Vice-President and Controller of the Registrant and the appointment of Mary Lyn Seymour as Controller of the Registrant.

2

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNA ENTERTAINMENT CORP. (Registrant)
by:	/s/ JIM MCALPINE Jim McAlpine, President and Chief Executive Officer
by:	/s/ BLAKE TOHANA Blake Tohana, Executive Vice-President and Chief Financial Officer

Date: November 9, 2004

3

QuickLinks

MAGNA ENTERTAINMENT CORP. I N D E X
  PART I — FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED BALANCE SHEETS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  PART II — OTHER INFORMATION
SIGNATURES