Form 10-K
period 2004-12-31
MAGNA ENTERTAINMENT CORP
filed 2005-03-15
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.
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

As of June 30, 2004, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $232,886,782 (based on the closing sale price of $5.90 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on June 30, 2004, the last day of the registrant's most recently completed second quarter). As of June 30, 2004, non-affiliates held no shares of Class B Stock. There is no active market for such stock.

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 9, 2005 was 48,878,796.

The number of shares of Class B Stock of the registrant outstanding as of March 9, 2005 was 58,466,056.

Documents Incorporated by Reference

Portions of the registrant's proxy statement (our "Proxy Statement") to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2004 are incorporated by reference in Part II, Item 5 and Part III of this Annual Report to the extent stated herein. The section entitled "Description of Debt Securities" in the prospectus included in the registrant's registration statement on Form S-3 (File number 333-107368), filed with the SEC on July 25, 2003 (and as amended on Form S-3/A on September 26 and September 30, 2003), is incorporated by reference into Part II, Item 5 of this Annual Report. Except with respect to information specifically incorporated by reference in this Annual Report, the documents incorporated by reference are not deemed to be filed as part hereof.

Part I
Item 1.    Business

Available Information

        The registrant files Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. You may read and copy any materials the registrant files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the Securities and Exchange Commission's Public Reference Room by calling the Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

        The registrant maintains a website that contains information about the registrant, none of which is incorporated by reference in, or shall be deemed included in, this Annual Report. It is accessible at www.magnaentertainment.com. Through the registrant's website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings the registrant makes with the SEC as soon as reasonably practicable after filing. Filing accessibility in this manner includes this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC. Information contained in or otherwise accessed through the registrant's website does not form part of this Annual Report. All such references to the registrant's website are inactive textual references only.

        In this Annual Report, when we use the terms "we", "us", "our", "MEC" and the "Company", we are referring to Magna Entertainment Corp. and its subsidiaries, unless the context otherwise requires. In this Annual Report, unless stated otherwise, all references to "$" are to U.S. dollars and all references to "Cdn. $" are to Canadian dollars.

Special Note Regarding Forward-Looking Information

        This Annual Report, including "Management's Discussion and Analysis of Results of Operations and Financial Position" in Item 7, contains "forward-looking statements" within the meaning of applicable securities legislation, including the Securities Act of 1933, as amended and the Securities and Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: our strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

OUR BUSINESS

        We own and operate horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon, Ontario, Canada and Ebreichsdorf, Austria. Based on revenues, we are North America's number one owner and operator of horse racetracks. Based on revenues, we are one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. Throughout 2004, we operated or managed twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, two racetracks that run both thoroughbred and standardbred meets and one greyhound racetrack, as well as the simulcast wagering venues at these tracks. Subsequent to December 31, 2004, we have ceased operations at one of our thoroughbred racetracks and at our only greyhound racetrack, which we operated in leased facilities under leases that were not renewed for 2005. In addition, we operate off-track betting ("OTB") facilities, a U.S. national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European-based account wagering business known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV"™), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HRTV™. In July 2004, HRTV™ entered into a carriage agreement with the operator of the Dish Network™ that dramatically expanded HRTV™'s distribution throughout the United States. HRTV™ is currently distributed to more than 11 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct-to-home satellite, to paying subscribers. In 2004, we launched RaceONTV™ in Europe to provide North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        We distribute our live racing content to approximately 1,000 off-track and inter-track venues, including other racetracks, OTB facilities and casinos in the United States, Canada, Mexico, Peru, the Caribbean, the United Kingdom, Germany and Austria. We intend to expand the distribution of this content in these markets and, to the extent permitted by various regulatory regimes, in additional markets, particularly emerging electronic media-based markets, such as wagering via interactive television and the Internet.

        Since December 1998, we have acquired six large racetrack operations in North America: Santa Anita Park near Los Angeles, Gulfstream Park near Miami, Golden Gate Fields near San Francisco, Lone Star Park at Grand Prairie near Dallas, and The Maryland Jockey Club, which operates Laurel Park, situated between Washington, D.C. and Baltimore, and Pimlico Race Course in Baltimore, home of the Preakness Stakes®, the middle jewel in thoroughbred racing's Triple Crown. We have also acquired the racetrack operations of The Meadows near Pittsburgh, Thistledown near Cleveland, Remington Park in Oklahoma City, Great Lakes Downs in Muskegon, Michigan, Portland Meadows near Portland, Oregon and Flamboro Downs near Toronto, Canada. In April 2004, we opened our newest racetrack, Magna Racino™, which we built near Vienna, Austria, and features both standardbred and thoroughbred racing.

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

        We own all the land on which these racetracks are located, with the exception of Great Lakes Downs, Lone Star Park at Grand Prairie, Remington Park and Portland Meadows (in which we own a minority interest in the land).

        Until the end of 2004, we also operated the Bay Meadows thoroughbred racetrack near San Francisco and Multnomah Greyhound Park near Portland, Oregon under leases which expired at the end of 2004 and were not renewed.

        We have also applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have proposed to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MI Developments Inc., purchased vacant land in Romulus, Michigan which may serve as the site of the proposed racetrack. MI Developments Inc. has granted us an option, exercisable at any time on or prior to June 30, 2005, to purchase the shares of its subsidiary, which holds the Romulus land. In addition, we are actively seeking a developer or strategic partner for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals ("VLTs") and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. Alternative gaming legislation has passed in Pennyslvania and Oklahoma and there is a pending legislative initiative currently underway in Florida. In Pennsylvania, we intend to pursue a license to allow The Meadows to operate between 1,500 and 3,000 slot machines, subject to future expansion of up to 2,000 additional machines, as soon as practicable. In Oklahoma, new legislation was approved which will permit Remington Park to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. We intend to apply for the required license as soon as practicable. In Florida, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. A referendum was held in Broward County, where Gulfstream Park is located, on March 8, 2005. Based on preliminary unofficial results from the Broward County Supervisor of Elections announced on March 9, 2005, voters in Broward County have approved the referendum questions by majority vote, which means that slot machines are authorized at qualifying pari-mutuel facilities in Broward County, subject to the enactment of applicable legislation and licensing. Pursuant to Amendment 4, the state legislature is now required to adopt implementing legislation in the next regular legislative session, with an effective date no later than July 1, 2005.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a predevelopment management agreement with Forest City Enterprises, Inc. concerning the proposed development of "The Village at Gulfstream Park™". Please see "Our Properties — Gulfstream Park". We have also entered into a letter of intent with Caruso Affiliate Holdings to explore the possibility of joint ventures to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks into retail and entertainment venues. Please see "Our Properties — Santa Anita Park" and "Our Properties — Golden Gate Fields".

        Please see our financial statements beginning on page 82 for financial information concerning our business and segments, including a geographic breakdown of revenues and information concerning long-lived assets.

Our Strategy

        Since our inception in 1998, we have experienced significant growth through a strategic acquisition program. We intend to grow and develop our business further by:

Continuing to Integrate our Acquisitions by Employing "Best Practice" Improvements at our Racetracks

        Through our acquisitions, we own some of the largest and what we believe to be some of the highest-quality thoroughbred racetracks in North America, as measured in terms of total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the increased scale and integration of our racetrack operations and related wagering operations will afford us the opportunity to both grow our revenues and achieve significant operational synergies through the implementation of best practices, cost reductions realized from economies of scale and increased efficiencies. We intend to improve the quality of the live racing experience for our customers and horsemen by upgrading and expanding our physical facilities, technology and business processes in order to attract more customers and the best available horses, trainers and jockeys. In furtherance of this strategy, we formed our Continuous Improvement Team, which since late 2003 has been evaluating and implementing best practices at our racetracks, resulting in significant cost savings and operating efficiencies.

Further Developing Our Off-Track and In-Home Simulcasting and Wagering Services

        We intend to continue our efforts to combine our racing content, and the racing content from racetracks not owned by us, and market this content to the in-home and off-track market. We believe that aggregating this content provides us significant leverage to generate increased revenues and economies of scale to utilize cost-effective delivery systems. We believe that packaging our product this way will increase the exposure of our racetracks as well as racetracks owned by others and expand our customer base. For the in-home market, we offer account wagering on over 100 North American racetracks via the Internet and by telephone through XpressBet®. Horse racing fans can also watch live racing contest from all over the United States on HorseRacing TV™, our specialty television network focused on horse racing that is distributed to more than 11 million cable and satellite television subscribers. We also operate a significant number of OTBs in various markets.

Entering New Markets

        We currently distribute our content to inter-track and off-track venues in the United States, Canada, Mexico, Peru, the Caribbean, the United Kingdom, Germany and Austria. In April 2004, we opened our newest racetrack, Magna Racino™, which features both thoroughbred and standardbred racing. We also launched MagnaBet™, our international account wagering service (currently operating in Austria, Great Britain and Germany) in 2004. RaceONTV™, our international simulcast distribution service, was also launched in 2004 and now offers North American racing content to customers in Austria, Germany and Peru. We believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our international distribution network. We believe that we have a strong business plan for these services that has been augmented by the recent agreement with Churchill Downs, Inc. to offer combined MEC and Churchill Downs signals outside of North America.

Obtaining Broader Distribution of HorseRacing TV™

        We believe that broad television distribution will help increase future interest in horse racing and attract additional wagering customers. At present, HorseRacing TV™ is carried on cable in 15 states and is available nationally on Dish Network™ as well as RTN. In an effort to broaden the audience, reach and appeal of horse racing and wagering thereon, we are pursuing carriage agreements with additional cable and satellite operators to achieve expanded distribution of HorseRacing TV™ in North America.

Improving the Quality of the Entertainment Experience and Facilities at Certain of Our Racetracks

        In order to increase our customer base, we intend to improve the quality of the entertainment experience at our racetracks by offering a variety of experiences with horseracing as the feature attraction. In pursuit of this strategy, we have begun and intend to continue to redevelop and modernize our facilities. In 2004, we commenced the redevelopment of Gulfstream Park, located just outside Miami, Florida. This redevelopment includes the construction of new wider and longer racing surfaces, which allow Gulfstream Park to run a longer live racing season and offer larger field sizes as well as a new grandstand/entertainment facility, each of which we expect to result in greater attendance and handle.

Adding Alternative Gaming, if Permitted, at Certain of Our Racetracks

        In order to broaden our market appeal and thereby increase attendance and revenues, we intend to pursue alternative gaming opportunities, where available. Alternative gaming legislation that authorizes slot machines, video lottery terminals (VLTs) or electronic gaming at certain designated locations has been approved in Oklahoma, where our Remington Park racetrack is located, and Pennsylvania, where our racetrack The Meadows is located. We intend to apply for licenses and build the necessary facilities to operate slot machines or electronic gaming at Remington Park and The Meadows as soon as practicable. Alternative gaming legislation is also being seriously considered in other states in which we operate pari-mutuel facilities and if such legislation is approved, we intend to apply for the applicable licenses and build the necessary facilities as soon as practicable.

Developing Our Significant Real Estate Assets

        We have a significant portfolio of high quality real estate located in densely populated urban markets. Included in this real estate portfolio is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park and Magna Racino™. We are considering a variety of options with respect to this land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing. In pursuit of this strategy, we have entered into a predevelopment management agreement with Forest City Enterprises, Inc. concerning the proposed development of a combined retail and entertainment development, featuring Gulfstream Park as its cornerstone entertainment feature. We have also entered into a letter of intent with Caruso Affiliate Holdings to explore the possibility of joint ventures to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks into retail and entertainment venues.

Selectively Acquiring and Developing Additional Content

        We will selectively pursue the acquisition and development of strategically important, geographically diverse racetracks and content in order to increase our distribution of live racing content. We intend to simulcast this content to other pari-mutuel wagering venues and to increase both the number of days in the year and hours in the day that we offer wagering on live and simulcast races.

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

        As of March 9, 2005, MI Developments Inc. owns, directly or indirectly, all of our outstanding Class B Stock and 4,362,328 shares of our Class A Subordinate Voting Stock. As a result, MI Developments Inc. is able to exercise approximately 96% of the total voting power attached to all of our outstanding stock, and therefore is able to elect all of our directors and to control us. Each company has its own board of directors and management team, although we share the same Chairman. In addition, our Board of Directors has established a committee of independent directors to whom they have delegated the responsibility of reviewing any proposed related party transactions, including any proposed transactions between us and MI Developments Inc. or between us and our original parent company, Magna International Inc.

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

        In the early 1990s, the introduction of off-track and inter-track wagering became more prevalent and reversed the decline in the total amount of dollars wagered on horse racing. The rise of off-track and inter-track wagering has resulted in an increase in total industry revenues, and the creation of larger pools of wagers on horse races at certain racetracks. This has more than offset the decline in live on-track wagering due to declining live attendance.

The Growth in Off-track and Inter-track Wagering

        Pari-mutuel wagering on thoroughbred horse racing in the United States increased from $9.9 billion in 1994 to $15.1 billion in 2004, according to The Jockey Club. This increase resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 52% from $8.7 billion in 1996 to $13.2 billion in 2004. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Total Handle	$9.897	$10.429	$11.627	$12.542	$13.115	$13.724	$14.321	$14.550	$15.062	$15.180	$15.099
On-Track Handle	*	*	$2.944	$2.703	$2.498	$2.359	$2.270	$2.112	$2.029	$1.902	$1.860
Off-Track Handle	*	*	$8.683	$9.839	$10.617	$11.365	$12.051	$12.438	$13.033	$13.278	$13.239

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

Our Content

        Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields is near San Francisco, Lone Star Park at Grand Prairie is near Dallas, Pimlico Race Course is in Baltimore, Laurel Park is between Washington, D.C. and Baltimore, The Meadows is near Pittsburgh, Thistledown is near Cleveland, Remington Park is in Oklahoma City, Flamboro Downs is near Toronto, Canada, Great Lakes Downs is in Muskegon, Michigan, and Portland Meadows and is near Portland, Oregon. Colonial Downs, whose racing operations we manage, is in New Kent, Virginia. Maroñas, a racetrack to which we provide management services, is in Montevideo, Uruguay. Our newest racetrack, Magna Racino™, is located near Vienna, Austria.

2005 Racing Schedule

        As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

RACETRACK	SCHEDULED RACING MEETS
Santa Anita Park	December 26, 2004 - April 18, 2005 and September 28, 2005 - November 6, 2005
Gulfstream Park	January 3, 2005 - April 24, 2005
Golden Gate Fields	December 26, 2004 - January 30, 2005, May 11, 2005 - June 19, 2005 and October 19, 2005 - December 31, 2005
Laurel Park	December 26, 2004 - March 26, 2005, August 6, 2005 - August 26, 2005 and October 8, 2005 - December 1, 2005
Lone Star Park at Grand Prairie	April 14, 2005 - July 17, 2005 and September 30, 2005 - November 27, 2005
Pimlico Race Course	March 30, 2005 - June 12, 2005 and September 8, 2005 - October 3, 2005
The Meadows	January 1, 2005 - December 31, 2005
Thistledown	April 7, 2005 - December 23, 2005
Flamboro Downs	January 1, 2005 - December 31, 2005
Remington Park	March 19, 2005 - June 5, 2005 and August 5, 2005 - November 27, 2005
Portland Meadows	January 1, 2005 - April 24, 2005 and October 16, 2005 - December 31, 2005
Great Lakes Downs	April 25, 2005 - November 5, 2005
Colonial Downs*	June 17, 2005 - August 1, 2005
Magna Racino™	March 13, 2005 - November 20, 2005

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

        Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until mid-April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for five to six weeks each fall. Pursuant to this lease, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park was the site of the Breeders' Cup™ World Thoroughbred Championships in 2003 during The Oak Tree Meet. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 110 to 115 racing days each year (including The Oak Tree Meet). Average daily attendance in 2004 was approximately 9,000 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

        Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2004, approximately $1.253 billion, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races (excluding wagers placed in Northern California and via account wagering systems licensed to operate in California), and wagers made at Santa Anita Park and its inter-track facilities on imported races. Wagers on Santa Anita Park's races (including The Oak Tree Meet and all venues at which wagers were placed) totaled approximately $851.8 million in 2004. Of this amount, approximately $693.7 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

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

        In April 2004, we signed a letter of intent to explore the possibility of joint ventures between Caruso Affiliate Holdings and various MEC affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields. We are continuing to explore these developmental opportunities but we have not yet entered into definitive agreements regarding either of these potential developments. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — 2004 Developments and Initiatives."

Gulfstream Park

        Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

        Gulfstream Park opened in 1939 and for many years, ending in 2001, the annual meet at Gulfstream Park lasted for approximately 63 days between January and March. Beginning in 2002, Gulfstream Park was granted approval to run its meet for approximately 90 days between January and April. The Breeders' Cup™, one of the preeminent series of races in the United States, was held at Gulfstream Park in 1989, 1992 and 1999. Average daily attendance in 2004 was approximately 8,600 customers per live racing day.

        In 2004, we initiated a redevelopment of Gulfstream Park, including new dirt and turf racetracks, a new grandstand and entertainment facility and new backstretch facilities. The redevelopment required us to demolish Gulfstream Park's existing grandstand, club house and racetracks. Under our current temporary structures we have seating under roof and air for approximately 2,400 patrons. Gulfstream Park currently has parking capacity for 8,000 cars and has stalls for 1,140 horses. We have just completed and opened the new dirt and turf racetracks in the fourth quarter of 2004, which feature a 1 1/8-mile main track and a one-mile turf course. We anticipate completing the new grandstand and entertainment facility and the backstretch facilities in time for our meet beginning in January 2006.

        Gulfstream Park had total handle during 2004 of approximately $823.3 million, which includes wagers made at Gulfstream Park on its races, wagers made on Gulfstream Park races at other wagering venues and through various account wagering operations, and wagers made at Gulfstream Park on races imported to its inter-track facility. Wagers on Gulfstream Park's races totaled approximately $710.6 million in 2004. Of this amount, approximately $622.5 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's signal and through various account wagering operations.

        In April 2004, we entered into a predevelopment management agreement with Forest City Enterprises, Inc. concerning the proposed development of "The Village at Gulfstream Park™", an 80-acre, mixed-use retail, entertainment and residential project proposed to be built adjacent to Gulfstream Park. The proposed first phase of The Village at Gulfstream Park™ is a unique integration of a state-of-the-art lifestyle shopping and entertainment environment with Gulfstream Park that is expected to incorporate approximately 600,000 square feet of lifestyle retail shops, restaurants, cinema and entertainment facilities, including some of the most unique and sought-after national and local tenants. The proposed second phase of the Village at Gulfstream Park™ is to incorporate a unique residential village overlooking the picturesque Gulfstream Park racetrack, Florida's inner-coastal waterway and the Atlantic Ocean beyond. Future phases also anticipate a hotel and commercial office space. Under the predevelopment management agreement, Forest City will manage the development of The Village at Gulfstream Park™, secure financing for the project and act as the property manager. Each of Forest City and MEC will hold a 50% interest in the joint venture, which will lease the land underlying the retail project on a long-term basis from MEC. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — 2004 Development and Initiative".

Golden Gate Fields

        Golden Gate Fields is located on approximately 154 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately 5.2 million people within a 40-mile radius of Golden Gate Fields. In December 2003, we closed the sale of approximately 16 acres of excess real estate located at Golden Gate Fields, located on the Berkeley side of the property, to the East Bay Regional Park District (see "— Our Real Estate Portfolio").

        Golden Gate Fields' racing season lasts for approximately 103 racing days. The season runs in the fall through the end of January. From the end of December to the close of the season, Golden Gate Fields operates simultaneously with Santa Anita Park. Average daily attendance in 2004 was approximately 2,300 customers per live racing day.

        Golden Gate Fields had one the highest total handle of all North American racetracks in 2004, approximately $501.2 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering systems on Golden Gate Fields' races (excluding wagers placed in Southern California, and wagers placed via advanced deposit wagering systems licensed to operate in California) and wagers made at Golden Gate Fields and its inter-track facilities on imported races. Wagers on Golden Gate Fields' races totaled approximately $289.7 million in 2004. Of this amount, approximately $261.1 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported from other racetracks.

        Golden Gate Fields' facilities include a one-mile track and a 7/8-mile turf course, stalls for over 1,350 horses, a main grandstand with seating for approximately 8,000 customers, a Clubhouse with seating for approximately 4,500 customers, a Turf Club with seating for approximately 1,200 customers and parking for over 8,500 cars.

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

        In April 2004, we signed a letter of intent to explore the possibility of joint ventures between Caruso Affiliate Holdings and various MEC affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields. We are continuing to explore these developmental opportunities but we have not yet entered into definitive agreements regarding either of these potential developments. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — 2004 Developments and Initiatives."

Laurel Park

        On November 27, 2002, we acquired a controlling interest in The Maryland Jockey Club, which owns and operates Laurel Park and Pimlico Race Course, and manages Colonial Downs. Laurel Park, which first appeared on the racing scene in 1911, is located on approximately 236 acres of land in Laurel, Maryland, between Washington, D.C. and Baltimore. There are approximately 6.6 million people living within a 40-mile radius of Laurel Park.

        Laurel Park's racing season in 2004 was 58 days compared to 142 racing days in 2003 due to the rebuilding of the racing surfaces at Laurel Park. Live thoroughbred racing is generally conducted at Laurel Park from the end of Pimlico's fall meet in early October to the end of March, when Pimlico opens for its spring meet. Historically racing then would resume at Laurel Park in late July for a four-week summer meet, but due to the rebuilding of the racing surfaces at Laurel Park, Pimlico Race Course continued racing live through the end of the year in 2004. Average daily attendance at Laurel Park in 2004 was approximately 3,000 customers per live racing day.

        Laurel Park's handle was approximately $281.5 million in 2004, including wagers made at Laurel Park on its races, wagers made at other wagering venues and through various account wagering operations on Laurel Park's races, and wagers made at Laurel Park on imported races. Wagers on Laurel Park's races totaled approximately $137.2 million in 2004. Of this amount, approximately $127.1 million in wagers were placed at other wagering venues to which we exported Laurel Park's signal via simulcast and through various account wagering operations.

        Laurel Park's facilities include a grandstand with seating for approximately 5,200 customers and a new 1 1/8-mile dirt track with a seven and one half-furlong chute which opened in January 2005. We are currently in the process of building a new 7/8-mile turf course at Laurel Park, which we anticipate will open in the third quarter of 2005. Laurel Park has stalls for approximately 1,000 horses and parking facilities sufficient to accommodate approximately 8,000 cars.

        We are considering a redevelopment of the entire stable area at Laurel Park. In the event this redevelopment project proceeds as currently contemplated, it will include the construction of new barns, dormitories and grooms' quarters. Please see "— Risk Factors — If we decide to proceed with redevelopment projects at any of our racetracks, we may need to write down the value of certain assets and will likely suffer a temporary disruption of our racing operations."

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

        Lone Star Park is one of the newest horse racing facilities in the United States, having opened for live thoroughbred and quarter horse racing in 1997. Lone Star Park's thoroughbred meet generally commences each year in early April and continues through mid-July. Its quarter horse meet generally commences each year in early October and continues through November; however, it was superseded in 2004 by a special thoroughbred meet which ran for 19 days in October, including the 2004 Breeders' Cup™ World Thoroughbred Championships on Saturday, October 30. Average daily attendance during the 2004 spring thoroughbred meet was approximately 8,400 customers per live race day and 7,400 customers (excluding Breeders' Cup) in the fall. In addition to its live racing facilities, Lone Star Park contains a state-of-the-art 36,000 square foot simulcast pavilion, which operates year-round.

        Lone Star Park had total handle during 2004 of approximately $360.8 million (excluding Breeders' Cup), which includes wagers made at Lone Star Park on its races, wagers made on Lone Star Park races at other wagering venues and through various account wagering operations, and wagers made at Lone Star Park on races imported to its inter-track facility. Wagers on Lone Star Park's races totaled approximately $180.6 million (excluding Breeders' Cup) in 2004. Of this amount, approximately $137.2 million in wagers were placed at other wagering venues to which we exported Lone Star Park's signal and through various account wagering operations.

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

        Lone Star Park was the site of the 2004 Breeders' Cup™ World Thoroughbred Championships, making it the youngest track in history to host this prestigious event. An overwhelming response from racing fans from around the world resulted in the fastest sellout in Breeders' Cup history with a total attendance of 53,717 on race day. Four major Breeders' Cup wagering records were established: $120,863,117 for all sources on the 12-race program; $109,838,668 for all sources on the eight Breeders' Cup races; $107,536,392 for total simulcast handle; and $16,401,762 for international simulcast handle.

        Lone Star Park is operated pursuant to a lease with a governmental entity associated with the City of Grand Prairie. The lease expires in 2027, at which time we will have an option to purchase the Lone Star Park real property at a purchase price equal to one-half of its then fair market value. Pursuant to the lease terms, if we exercise the option, we will receive credit against the purchase price in an amount equal to the sum of all rent payments made during the life of the lease discounted back to 1997 at a rate of 8% per annum.

Pimlico Race Course

        Historic Pimlico Race Course, home of the Preakness Stakes®, first opened its doors in 1870, making it the second oldest racetrack in the United States. Pimlico is situated on approximately 116 acres of land in Baltimore, approximately 30 miles from Laurel Park. There are approximately 5.2 million people living within a 40-mile radius of Pimlico.

        The Preakness Stakes® dates back to 1873, two years before the first Kentucky Derby was run. Since 1909, the Preakness Stakes® has been run annually at Pimlico without interruption and this year's race, on May 21, 2005, will mark the 130th edition of this sporting classic. Past winners of the Preakness Stakes® include legendary race horses such as Man o' War, Citation, Secretariat, Seattle Slew and Affirmed.

        The racing season at Pimlico generally consists of approximately 70 racing days, its Spring meet, between early April and mid-June and a Fall meet in September. Historically, after its Spring meet, racing then would resume at Laurel Park in late July for a four-week summer meet, but due to the rebuilding of the racing surfaces at Laurel Park, Pimlico Race Course continued racing live through the end of the year in 2004. The Spring meet features 10 graded stakes races, including the middle jewel of thoroughbred racing's Triple Crown, the Preakness Stakes®, which is run annually on the third Saturday of May. Average daily attendance in 2004 was approximately 3,000 customers per live racing day.

        Pimlico's handle was approximately $432.1 million in 2004, including wagers made at Pimlico on its races, wagers made at other wagering venues and through various account wagering operations on Pimlico's races, and wagers made at Pimlico on imported races. Wagers on Pimlico's races totaled approximately $332.2 million in 2004. Of this amount, approximately $306.1 million in wagers were placed at other wagering venues to which its signal was exported via simulcast and through various account wagering operations.

        Pimlico's facilities include a grandstand with seating for approximately 13,000 customers, a one-mile dirt track with 1 3/16-mile and 3/4-mile chutes, a 7/8-mile turf course, stalls for approximately 700 horses and parking facilities sufficient to accommodate approximately 3,500 cars.

The Meadows

        We acquired The Meadows racetrack, which was our first standardbred (harness racing) track, in April 2001. It is located in Meadow Lands, Pennsylvania, in the greater Pittsburgh area, on approximately 155 acres of land. There are approximately 2.8 million people living within a 50-mile radius of The Meadows.

        The Meadows first opened in 1963 and has a year-round racing schedule encompassing approximately 206 live racing days. As part of this acquisition, we also acquired four OTB facilities in the greater Pittsburgh area, located in New Castle, Harmar Township, Moon Township and West Mifflin. In 2004, The Meadows opened its fifth OTB in Greensburg.

        The Meadows' facilities include a grandstand with seating for approximately 5,000 customers, a 5/8-mile harness track, stalls for approximately 990 horses and parking facilities to accommodate approximately 3,000 cars. The Meadows' OTB facilities each contain a restaurant and bar and offer wagering on simulcast races from racetracks across the country.

        The Meadows and its associated OTB facilities generated approximately $238.0 million in handle in 2004, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated OTB facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totaled approximately $100.3 million in 2004. Of this amount, approximately $92.7 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 240 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

        In July 2004, legislation was enacted in Pennsylvania that entitles The Meadows to apply for a license to operate between 1,500 and 3,000 slot machines, subject to future expansion of up to 2,000 additional slot machines upon certain conditions being met. We intend to pursue a license to operate slot machines at The Meadows as soon a practicable. See "— Government Regulation — Alternative Gaming — Pennsylvania". In the event that we obtain a license to operate slot machines at The Meadows, we plan to redevelop certain facilities at The Meadows. In the event that this project proceeds as currently contemplated, it will include the construction of a new clubhouse/grandstand/slot facility and related site works. Please see "— Risk Factors — Redevelopment projects at our racetracks, may result in a write down of the value of certain assets and have caused and may continue to cause temporary disruptions of our racing operations."

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

        Thistledown's handle was approximately $224.7 million in 2004, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Wagers on Thistledown's races (including all venues at which wagers were placed) totaled approximately $134.5 million in 2004. Of this amount, approximately $109.3 million in wagers were placed at other wagering venues to which we exported Thistledown's races via simulcast and through various account wagering operations. Thistledown exports its simulcast signal to as many as 650 off-track and inter-track wagering facilities in the United States. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

        Thistledown's facilities include a grandstand with seating for approximately 8,000 customers, a luxury suite for corporate and group events, a one-mile oval track, stalls for approximately 1,500 horses and parking for approximately 6,000 cars.

Flamboro Downs

        We acquired Flamboro Downs racetrack, our second standardbred track, in April 2003. Flamboro Downs is located in the greater Hamilton area, approximately 40 miles outside Toronto, Canada, on approximately 235 acres of land. There are approximately 3.5 million people living within a 40-mile radius of Flamboro Downs.

        Flamboro Downs first opened in April 1975, and is a year-round harness racing facility. Flamboro schedules approximately 260 live racing days per year, and is open 365 days of the year offering live harness racing and simulcasting on both thoroughbred and harness racing.

        The Flamboro Downs facility includes a grandstand with seating for approximately 2,400 people, the Top O' The Turn dining room (300 capacity), the Pavilion restaurant which seats approximately 220, parking for approximately 2,500 vehicles, a 1/2 -mile racing track, a 1/2 -mile training track and stalls for approximately 630 horses contained in eight barns.

        Flamboro Downs also currently operates four OTBs in its market area. All four OTB operations are housed within sports bars and entertainment facilities operated by third parties that offer food and beverage service.

        Flamboro Downs and its associated OTB facilities generated approximately $102.8 million in handle in 2004, including wagers made at Flamboro Downs on its live races, wagers made at other wagering venues and through various account wagering operations on Flamboro Downs live races, wagers made at Flamboro Downs on races imported to its inter-track facilities and wagers made at Flamboro Downs associated OTB facilities. Wagers on Flamboro Downs races (including all venues at which the wagers were placed) totaled approximately $65.8 million in 2004. Of this amount, approximately $59.2 million in wagers were placed at other wagering venues to which we exported Flamboro Downs' live races via simulcast and through various account wagering operations. Flamboro Downs exports its simulcast signal to approximately 210 off-track and inter-track wagering facilities in Canada and the United States. Flamboro Downs racetrack also operates as an inter-track wagering facility where customers can wager on races that are imported to Flamboro Downs from other racetracks.

        Flamboro Downs houses a gaming facility with 750 video lottery terminals, or VLTs, owned and operated by the Ontario Lottery and Gaming Corporation ("OLGC"). Pursuant to a prescribed lottery scheme site holder facilities agreement with the OLGC, Flamboro Downs retains 20% of the "net win" (VLT revenue minus payouts to VLT players), with one-half of that amount distributed to the horsemen's purses and the other half retained by the racetrack. The agreement with the OLGC has a five-year term that expires in October 2005. The agreement contemplates that it will be automatically renewed for an additional five years, unless terminated by the OLGC for material breach. Following the first renewal period, the OLGC may elect to renew the agreement for a second five-year extension. Following the initial term, the OLGC may terminate the agreement at any time (and without payment to Flamboro Downs) on 270 days' notice. There can be no assurance as to how long the arrangement with the OLGC will continue, or, if it does, whether the terms will remain the same.

Remington Park

        Remington Park is situated on approximately 370 acres adjacent to Interstates 35 and 44 in Oklahoma City, Oklahoma. There are approximately 1.1 million people living within a 40-mile radius of Remington Park.

        In 2004, the racing schedule consisted of two meets totaling 93 days of live racing days, which included a 28 day quarter horse meet from mid-March through the end of May and a 65 day thoroughbred meet from early August through early December 2004. In 2005, Remington Park has been approved for 98 days of live racing, consisting of 32 days of quarter horse racing from mid-March through early June and a 66 day thoroughbred meet from early August through late November.

        Remington Park's handle was approximately $92.6 million in 2004, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated OTB facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $29.4 million in 2004. Of this amount, approximately $22.1 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 280 off-track and inter-track wagering facilities in the United States. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks across the country.

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

        Under new legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, upon regulatory approval and licensing, Remington Park will be permitted to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. See " — Government Regulation — Alternative Gaming — Oklahoma."

Portland Meadows

        Portland Meadows is a thoroughbred racetrack located on approximately 100 acres in the Delta Park area of Portland, Oregon. There are approximately 2.0 million people living within a 40-mile radius of Portland Meadows. Portland Meadows first opened in 1946 and offers approximately 80 live racing days between October and April. Portland Meadows' facilities include a grandstand with seating for approximately 10,000 customers, a one-mile sand track, stalls for approximately 850 horses and parking facilities to accommodate approximately 2,500 cars.

        Portland Meadows generated approximately $70.5 million in handle during its 2004 race meet, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races and wagers on imported races at Portland Meadows and OTB facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $21.3 million in 2004. Of this amount, approximately $18.8 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. Portland Meadows exports its simulcast signal to approximately 150 off-track and inter-track wagering facilities in the United States and Canada. Throughout the year, Portland Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks.

        We operate racing at Portland Meadows, subject to the satisfaction of certain conditions, pursuant to a long term lease. We own an approximately 22% interest in the real property upon which the Portland Meadows facility is located.

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

        Great Lakes Downs' handle was approximately $55.7 million in 2004, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on imported races. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $43.5 million in 2004. Of this amount, approximately $40.3 million in wagers were placed at other wagering venues to which we exported Great Lakes Downs' races via simulcast and through various account wagering operations. Great Lakes Downs exports its simulcast signal to approximately 250 off-track and inter-track wagering facilities in the United States. Throughout the year, Great Lakes Downs operates as an inter-track wagering facility where customers can wager on races that are imported to Great Lakes Downs from other racetracks.

        Great Lakes Downs' facilities include a grandstand with seating for approximately 10,000 customers, a 5/8-mile dirt track, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,200 cars.

        On August 24, 2004, we sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million, which bears interest at 5% per annum. We also entered into a lease agreement with Richmond Racing, which gives us the conditional right to continue operating Great Lakes Downs and to conduct thoroughbred race meetings at the racetrack. The lease is for an initial term of five years with an option to renew the lease for up to three additional periods of five years each. We also have an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event we are unsuccessful in obtaining a racetrack license for the proposed Romulus racetrack or in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license.

Magna Racino™

        Our newest racetrack, Magna Racino™ opened on April 4, 2004 and is situated on approximately 650 acres in Ebreichsdorf, just outside Vienna, Austria. There are approximately 2.5 million people living within a 30-mile radius of Magna Racino™. Since its opening, Magna Racino™ has been visited by over 180,000 guests and held a meet consisting of 50 live racing days in 2004 between early April and early November. In 2005, Magna Racino™ has been approved for 45 days of live racing, between mid-March and late November.

        Magna Racino™ features both thoroughbred and standardbred racing on three different tracks, a 5/8-mile sand track, a one-mile sand track and a one-mile turf course. Magna Racino's™ facilities include 113 paddocks, 600 stables, parking for approximately 2,400 cars, a grandstand that also houses a 150,000 square foot entertainment center, three restaurants, a simulcast center and a sportsbook/gaming facility that opened in September 2004. Magna Racino's™ sportsbook facility is operated by Admiral Sportwetten AG under an agreement that entitles Magna Racino™ to receive a percentage of all wagers placed with Admiral at Magna Racino™. Magna Racino's™ 150 video lottery terminals are operated by the Austrian Lottery, a division of Casinos Austria AG, under an agreement that entitles Magna Racino™ to receive a percentage of the gross profit and recovery of certain costs from the video lottery terminal operations located at Magna Racino™.

        Magna Racino's™ handle was approximately $4.1 million in 2004, its inaugural year, including wagers made at Magna Racino™ on its races, wagers made at other wagering venues and through account wagering operations on Magna Racino™ races and wagers made at Magna Racino™ on imported races. Magna Racino™ exports its simulcast signal to various off-track and inter-track wagering facilities in Germany and Austria. Throughout the year, Magna Racino™ operates as an inter-track wagering facility where customers can wager on races that are imported to Magna Racino™ from other racetracks around the world.

Colonial Downs

        The Maryland Jockey Club manages the racing and pari-mutuel operations of Colonial Downs and its network of six OTB facilities in Virginia. Colonial Downs is a racetrack in New Kent, Virginia which hosted 34 days of thoroughbred racing and 32 days of standardbred racing in 2004. The thoroughbred meet at Colonial Downs runs from mid-June to late July, between the meets at Pimlico Race Course and Laurel Park. The standardbred meet runs from early October to late November. The track's signature race is the Virginia Derby (Gr. III), which is a 1 1/4-mile turf race for three-year-old horses that features a $500,000 purse.

Training Centers

Palm Meadows®

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

        The facility currently includes a 1 1/8-mile dirt track, a one-mile turf course, stalls for up to 1,440 horses, administrative offices, dormitories and a viewing stand. The facility opened in November 2002 and is currently home to over 1,200 horses for Gulfstream's 2005 meet.

        Construction began in October 2003 on a 60,000 square foot compost building that was completed in October 2004. We also applied for, and obtained a permit from Palm Beach County to develop an equestrian estate residential development on approximately 157 acres of our property situated adjacent to the training facility, with access to the training facility. As of December 31, 2004, we have spent approximately $84.9 million on the development of the training center and the infrastructure for the residential development, in addition to the initial purchase price of the land.

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

Bowie Training Center

        The Bowie Training Center is located in Prince George's County, Maryland on approximately 162 acres. The site is located eight miles from Laurel Park and 30 miles from Pimlico Race Course. The facility includes approximately 1,000 stalls, a one-mile oval dirt main track, a 1/4-mile covered dirt track, 17 barns and dormitories capable of accommodating up to 224 grooms. Originally opened in 1914 as a racetrack, the property has been used since 1985 as a year-round training center to support thoroughbred racing at Pimlico and Laurel Park.

Account Wagering Operations

        Account wagering involves the placing of wagers on live horse racing events through various forms of electronic media, which could include telephone, the Internet and interactive television.

XpressBet®

        We offer advance deposit account wagering by telephone and over the Internet through XpressBet®, to customers in certain jurisdictions of the United States, subject to legal and governmental restrictions. See "— Government Regulation". Operators of advance deposit account wagering businesses may establish a hub in a state where advance deposit account wagering is expressly permitted, establish accounts into which customers deposit funds through debit or credit cards or by check to fund their wagering, and receive wagering instructions from these customers. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts. Customers of XpressBet® may place wagers either over the telephone with a live teller, over the telephone with an automated teller, over the telephone with a touch tone recognition system or through the Internet.

        XpressBet® originally operated under the trade name Call-A-Bet under The Meadows harness track license in Pennsylvania. Call-A-Bet launched a telephone account wagering business in 1983 for Pennsylvania account holders. In 1995, Call-A-Bet expanded its customer base throughout the United States. We purchased Ladbroke Racing Pennsylvania, Inc., which included The Meadows and Call-A-Bet, in April 2001 and upon obtaining a license to conduct advance deposit account wagering in California in January 2002, re-branded the account wagering company as XpressBet®. XpressBet® is currently licensed in Pennsylvania and California, where its operations are located, to receive advance deposit account wagers from residents in those states and other jurisdictions that permit account wagering. In addition, XpressBet® has received licenses in Oregon, Washington and Idaho. See "— Government Regulation".

        Wagering through an XpressBet® account is only permitted after XpressBet® has verified the account holder's identity, address and age and the account has been funded. XpressBet® account holders can wager on over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. The XpressBet® service provides up-to-the-minute racing information, including live odds and results, race program information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for XpressBet® is the takeout on the handle wagered by its customers through advance deposit accounts. The takeout revenue is reduced by host track fees, purse account funds, source market fees and other operating expenses. For the year ended December 31, 2004, total handle wagered through XpressBet® was $132.3 million.

MagnaBet™

        MagnaBet™ offers advance deposit account wagering over the Internet and via mobile communications devices, to customers in Austria and Germany. MagnaBet™ holds licenses issued by the provincial government of Lower Austria and the provincial government of Hanover, Germany, which allow it to accept and process pari-mutuel wagers. Customers deposit funds through credit cards, prepaid cards, bank transfers and internet-banking to fund their wagering accounts, and receive wagering instructions from these customers. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts. Customers of MagnaBet™ may place wagers either through the Internet or mobile devices.

        MagnaBet™ was launched in Austria in September 2004, where its operations are located, and in Germany in December 2004. Wagering through a MagnaBet™ account is only permitted after MagnaBet™ has verified the account holder's identity, address and age and the account has been funded. MagnaBet™ account holders can wager on thoroughbred and harness races at Magna Racino™, on races at Krieau, an Austrian standardbred racetrack, opened in 1878 and internationally on over 27 North American thoroughbred and standardbred racetracks. The MagnaBet™ service provides up-to-the-minute racing information, including live odds and results, race program and past performance information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for MagnaBet™ is the takeout on the handle wagered by its customers through advance deposit accounts. The takeout revenue is reduced by host track fees, totalisator service fees, taxes and other operating expenses.

Sunshine Millions®

        On January 25, 2003, we launched Sunshine Millions®, a thoroughbred horse racing event which features California breds and Florida breds in head to head competition. The annual event, which is hosted by Santa Anita Park and Gulfstream Park, consists of eight races, four races at Santa Anita Park and four races at Gulfstream Park, with purses ranging from $250,000 to $1 million per race, for a total of $3.6 million in guaranteed purses.

        Florida breds won five out of eight races when they competed head to head against California breds during the third edition of the Sunshine Millions® held on January 29, 2005. This event was covered on a national two-hour NBC broadcast. Overnight ratings for the two-hour broadcast secured a four percent share of all televisions in use. All sources handle for Gulfstream Park and Santa Anita Park, together with on-site handle, topped $31 million for the 2005 edition of the Sunshine Millions®.

Television Distribution

        We believe that broad television distribution will help increase future interest in the sport of horse racing and attract additional wagering customers. In order to accomplish this goal, we have entered into a number of television distribution initiatives.

HorseRacing TV™

        HorseRacing TV™ is a television network focused on horse racing. HorseRacing TV™ carries horse racing from racetracks located throughout North America as well as commentary and related content, combined into a single signal produced by Santa Anita Park's award-winning television department. In January 2003, we launched HorseRacing TV™ on our first cable television system (Time Warner San Diego) and we have quickly grown the network's distribution to over 11 million cable and satellite subscribers nationally. HorseRacing TV™ has entered into a national distribution agreement with Dish Network™ (Echostar Communications Corp.) that makes HRTV available in all 50 U.S. states. Additionally, HorseRacing TV™ has entered into agreements with certain national/regional cable television operators, including Comcast, to make HorseRacing TV™ available via cable distribution in 15 states. HorseRacing TV™ is also available on RTN (see below).

        We will continue to seek broad distribution of HorseRacing TV™ through additional distribution agreements with other cable and satellite television systems.

RTN

        In 2002, we entered into an arrangement with Roberts Communications Network, Inc. and an affiliate of Greenwood Racing, Inc. to form RTN, a private U.S. direct-to-home satellite service that currently offers twenty channels dedicated to horse racing on a monthly subscription basis. We hold a minority interest in RTN, which is independently managed by Roberts Communications Network, Inc., and we are primarily a content provider to the service.

RaceONTV™

        We provide broadcast and wagering services under the brand RaceONTV™ to OTBs and racetracks outside the United States, subject to legal and governmental restrictions. RaceONTV™ services include the supply of decoders to receive an encoded satellite channel featuring live horse racing, wagering terminals to allow pari-mutuel wagering into U.S., Austrian, and German racetrack pari-mutuel pools, internet- based customer service center for downloading racecard information and marketing materials as well as totalisator and wagering pool settlement services.

        RaceONTV™ launched in early 2004 and currently has customers in Austria, Germany, and Peru. MEC Sport and Entertainment GmbH holds a license issued by the provincial government of Lower Austria which allows it to accept and process pari-mutuel wagers and a license issued by the Austrian Regulatory Authority for Telecommunications and Broadcasting which allows it to broadcast an encoded TV channel via satellite with a European footprint. Services are only offered to OTBs and racetracks with a valid license to accept pari-mutuel wagers in the jurisdictions in which it operates.

        RaceONTV™'s primary source of revenues are the service fees it receives as a percentage of handle generated at its customers' physical locations and rent for decoders and wagering equipment and services. This is reduced by host track fees, totalisator service fees, costs for signal transmission and distribution and other operating expenses.

Other Television Distribution

        From time to time, we seek exclusive and non-exclusive television distribution agreements with television networks and other distribution outlets to cover horse racing events from our tracks. NBC carried live television coverage of the 2003, 2004 and 2005 Sunshine Millions®. In 2003 and 2004, HDNet carried live and tape-delayed, high-definition television coverage of certain horse races from Lone Star Park at Grand Prairie and Santa Anita Park. We continue to seek new outlets for national television coverage of our horse racing content in order to promote the sport of horse racing and attract additional wagering customers to our racetracks and other wagering platforms.

StreuFex™

        In 2002, we purchased FEX ÖKO Faserverarbeitungs-GMBH ("FOF"), an Austrian company that manufactures and sells StreuFex™, a horse bedding product made from straw that is ground and turned into pellets. With the purchase of FOF, we acquired a StreuFex™ manufacturing plant in Neusied/Zaya, Austria. In 2003, we purchased approximately 80 acres of land in Lumberton, North Carolina on which we have built a StreuFex™ manufacturing facility. The Lumberton facility commenced operations and we introduced StreuFex™ to the North American market in the first quarter of 2004.

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

Michigan Racetrack Development

        On August 29, 2002, we filed an application with The Office of Racing Commissioner (Michigan) for a license to construct a racetrack in the Greater Detroit area. The proposed site for the new racetrack is in the City of Romulus, Michigan, on a property which is situated less than two miles from the Detroit Metropolitan Airport. This site, which was purchased by a subsidiary of our parent company, MI Developments Inc. in October 2003, consists of approximately 212 acres in a location less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. We have entered into an option agreement with MI Developments Inc. to purchase the shares of the subsidiary that owns the site. The proposed new track has the potential to be a dual purpose facility which could host both thoroughbred and standardbred racing. The issuance of a racetrack license is subject to the review and approval of the application by The Office of Racing Commissioner (Michigan). The construction of the racetrack is still subject to certain regulatory approvals by the City of Romulus, but in August 2004 the Romulus city council and planning commission effectively approved the site plan and location for the proposed horse racetrack by granting the necessary site plan and conditional use approvals that are required for us to apply for and receive a building permit. In addition, in December 2003, the citizens of the City of Romulus held a referendum to determine whether they supported (i) a casino and (ii) a horse racetrack in the City of Romulus. A majority of the votes cast in the referendum were in favor of both a casino and a horse racetrack in the City of Romulus. Finally, in January 2004, the Romulus city council adopted a resolution supporting, in principle, our application to The Office of Racing Commissioner (Michigan) for a new horse racetrack in the City of Romulus.

        As of January 1, 2005, there were three other pending applications for a racetrack in the Detroit Metropolitan area and three other pending applications for a racetrack site to be located within the Detroit city limits. As for the Detroit Metropolitan area racetrack applications, in December 2002, a competing application for a license to construct and operate a horse racetrack with pari-mutuel wagering was filed with The Office of Racing Commissioner (Michigan) by a third party. The site for this competing application originally was located in Van Buren township, but has since been relocated to the City of Allen Park, Michigan. In April 2004, a competing application for a license to construct and operate a horse racetrack with pari-mutuel wagering was filed with The Office of Racing Commissioner (Michigan) for a site to be located in the city of Highland Park, Michigan. In June 2004, a competing application for a license to construct and operate a horse racetrack with pari-mutuel wagering in Romulus, Michigan was filed with The Office of Racing Commissioner (Michigan) by a third party. This site is located in the city of Romulus and is just north and west of our proposed racetrack site.

        The applicant that filed the competing Romulus application has also filed two applications to construct a horse racetrack at two different sites in the Detroit area, one at the Detroit State Fairgrounds and one within the city of Westlands, Michigan. Another applicant has filed an application for a license to construct a horse racetrack with pari-mutuel wagering for a site located at the Detroit Sate Fairgrounds.

Magna 5 Pick 5™

        In January 2004, MEC introduced a new Pick 5 wager, the Magna 5™, which offers a guaranteed $500,000 minimum pool every Saturday afternoon during selected periods each year. Sponsored by XpressBet®, the Magna 5™ features five races in the span of about one hour from premier tracks such as Santa Anita Park, Gulfstream Park, Golden Gate Fields and Laurel Park. While the Magna 5™ features races from our tracks, the national wager is offered at pari-mutuel outlets throughout the country.

Competition

        We face numerous sources of competition. We compete with other racetracks for customers both with respect to attendance at our racetracks and in the simulcast markets. We also compete with other racetracks for horses, jockeys and backstretch personnel. Certain of our competitors operate in jurisdictions which permit alternative gaming at racetracks, which enhances their ability to compete for horsemen by offering larger purses and attracts additional potential customers to their facilities. One of our competitors, Churchill Downs Inc., has been in operation for a much longer period of time than we have and may have greater name recognition. We expect this competition from other racetracks to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks.

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

Government Regulation

  Horse Racing

        Horse racing is a highly regulated industry. In the United States, individual states control the operations of racetracks located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing racetracks and operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate horse racing generally do so through a horse racing commission or other gambling regulatory authority. Regulatory authorities perform background checks on all racetrack owners prior to granting them the necessary operating licenses. Horse owners, trainers, jockeys, drivers, stewards, judges and backstretch personnel are also subject to licensing by governmental authorities. State regulation of horse races extends to virtually every aspect of racing and usually extends to details such as the presence and placement of specific race officials, including timers, placing judges, starters and patrol judges.

        In the United States, interstate pari-mutuel wagering on horse racing is also subject to the federal Interstate Horseracing Act of 1978 and the federal Interstate Wire Act of 1961. As a result of these two statutes, racetracks can commingle wagers from differing racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.

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

        We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state or province where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Texas Racing Commission, the Maryland Racing Commission, the Virginia Racing Commission, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Office of the Racing Commissioner of the Michigan Department of Agriculture, the Pennsylvania State Harness Racing Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Oregon Racing Commission, the Alcohol and Gaming Commission of Ontario, the Canadian Pari-Mutuel Agency, the Ontario Racing Commission and the Government of the Province of Lower Austria. As part of this regulation, licenses to conduct live horse racing and to participate in simulcast wagering are required, and there is no assurance that these licenses will be granted, renewed or maintained in good standing, as applicable.

        In California, the California Horse Racing Board is responsible for regulating the form of wagering, the length and conduct of meets and the allocation and distribution of pari-mutuel wagers within the limits set by the California legislature. The California Horse Racing Board has annually licensed The Oak Tree Racing Association and one of our subsidiaries, Los Angeles Turf Club, Inc., to conduct separate racing meets at Santa Anita Park. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse racing is conducted at Los Alamitos Race Course in Southern California during portions of these meets. The California Horse Racing Board also annually licenses the operations of Golden Gate Fields in respect of the two racing meets that it conducts each year. As with the Southern California market, the California Horse Racing Board has not licensed other thoroughbred racetracks in Northern California to conduct racing during these meets. The California Horse Racing Board also has licensed XpressBet, Inc. to conduct account wagering operations as described below. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the California Horse Racing Board that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California.

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

        In Virginia, the Virginia Racing Commission regulates all aspects of the conduct of horse racing and pari-mutuel wagering (including the licensing of advance deposit account wagering operators that wish to open advance deposit account wagering accounts on behalf of Virginia residents). Virginia law requires both an owner's license, for those persons who own or lease the property and facilities at which live horse racing is conducted, and an operator's license, for those persons responsible for conducting live horse racing or pari-mutuel wagering at a licensed racetrack facility or off-track wagering facility. Each type of license has a duration of twenty years, subject to ongoing compliance with its terms and with applicable laws and regulations. Unlike most other states in which we operate, an annual renewal of an unlimited owner's or operator's license is not required; however, holders of an unlimited owner/operator's license must file an annual application for race dates with the Virginia Racing Commission. Through our indirect subsidiary, Maryland-Virginia Racing Circuit, Inc. ("MVRC"), we possess a 20-year operator's license that was issued in 1996, and pursuant to which MVRC manages the live horse racing and pari-mutuel operations on behalf of the owners of Colonial Downs racetrack. Currently, Colonial Downs holds the only unlimited owner's license issued by the Virginia Racing Commission, and Colonial Downs and MVRC each hold the only unlimited operator's licenses issued by the Virginia Racing Commission. Unlimited licenses entail 15 or more race days.

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

        In Oklahoma, the Oklahoma Horse Racing Commission regulates all aspects of live horse racing with pari-mutuel wagering. The Commission considers and approves annual licenses for thoroughbred and mixed breed (quarter horse, paint horse and Appaloosa) race meetings. Currently, there are three racetracks in Oklahoma that are licensed to offer a live race meet with pari-mutuel wagering. A fourth license to conduct live racing with pari-mutuel wagering has been filed for a track in Claremore, Oklahoma, which is northeast of Tulsa, Oklahoma, but action on that license application has been deferred until a later date. Since it opened in 1988, Remington Park has been the only racetrack in the Oklahoma City metropolitan area licensed to conduct live horse racing and pari-mutuel wagering.

        In Michigan, the Office of Racing Commissioner approves annual licenses for thoroughbred, standardbred and mixed breed (quarter horse, paint horse, Appaloosa and Arabian) race meetings. There are currently no thoroughbred-exclusive racetracks in Michigan other than Great Lakes Downs. However, the Office of Racing Commissioner has licensed standardbred race meetings at five existing racetracks in Michigan. See "— Recent Developments" in connection with our application for a license to construct a dual purpose racetrack in the Greater Detroit area and two competing applications filed by third parties.

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

        We conduct telephone and Internet account wagering through our subsidiary, XpressBet, Inc., and the entities that hold the licenses to conduct horseracing and pari-mutuel wagering at The Meadows. XpressBet, Inc. currently holds a license to serve as a multi-jurisdictional account wagering hub by the California Horse Racing Board which expires in October 2006. XpressBet® also holds a license to serve as a multi-jurisdictional account wagering hub issued by the Oregon Racing Commission. The Oregon license enables XpressBet® to open accounts and accept wagering instructions on behalf of U.S citizens in respect of dog races and to open accounts and accept wagering instructions on behalf of non-U.S. citizens in respect of horse races. XpressBet® also holds account wagering licenses issued by the Washington Racing Commission and the Idaho Racing Commission, and it is in the process of applying for an advance deposit account wagering license from the Virginia Racing Commission. The two entities that conduct horseracing and pari-mutuel wagering at The Meadows are entitled to serve as a Pennsylvania-based account wagering hub by virtue of their annual licenses to conduct standardbred racing and pari-mutuel wagering. XpressBet® and the entities that conduct horseracing and pari-mutuel wagering at The Meadows conduct their respective account wagering operations under the trade name XpressBet®. In accordance with the laws of Pennsylvania, California and Oregon, XpressBet® opens wagering accounts on behalf of residents from California, Pennsylvania and certain other states and processes wagering instructions from those account holders in respect of races conducted throughout the United States and in other countries.

        Laws governing account wagering in the United States vary from state to state. Currently, approximately seventeen states have expressly authorized some form of account wagering by their residents. A smaller number of states have expressly prohibited pari-mutuel wagering and/or account wagering. The remaining states have authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through account wagering hubs located in different states. We believe that the amendment to the federal Interstate Horseracing Act of 1978 described above clarified that an account wagering operation may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to account wagering operators located in other states is not expressly prohibited by statute, regulation or other government restrictions. Although our account wagering operations are conducted in accordance with what we believe is a valid interpretation of applicable state and federal law, certain state attorneys general, district attorneys and other law enforcement officials have expressed concern over the legality of interstate account wagering. The amendment to the federal Interstate Horseracing Act of 1978 may not be interpreted similarly by all interested parties, and there may be challenges to our account wagering activities or those of other account wagering operations by both state and federal law enforcement authorities, which could have a material adverse effect on our business, financial conditions, operating results and prospects.

        In Oregon, the Oregon Racing Commission approves annual licenses for horse and greyhound racetracks, and, as discussed above, multi-jurisdictional account wagering hubs. The Oregon Racing Commission has not licensed any operators of horse racetracks in the Portland area, other than Portland Meadows. The Oregon Racing Commission has, however, licensed five other account wagering operators who compete with XpressBet® for account wagering customers.

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

        In Austria, horse race meets are conducted at the Magna Racino™ by the Austrian Race Horse Owners Club under agreement with us. The Austrian Race Horse Owners Club conducts standardbred (harness) and thoroughbred horse race meets pursuant to licenses issued by the Direktorium des Jockeyclub für Österreich (thoroughbred) and the Zentrale für Traberzucht und Rennen in Österreich (standardbred harness). There is no limitation as to the number of racing days that can be conducted under these licenses. We offer pari-mutuel wagering on the horse races conducted at the Magna Racino™ and through our MagnaBet™ account wagering service pursuant to totalisator licenses issued by the Government of the Province of Lower Austria.

  Alternative Gaming

  Ontario

        Ontario law also permits the Ontario Lottery and Gaming Corporation, or the OLGC, owned by the provincial government, to operate VLTs at licensed horse racetracks in Ontario. The Alcohol and Gaming Commission of Ontario, or the AGCO, regulates all respects of the conduct of VLT operations in the province of Ontario. The OLGC conducts VLT operations at Flamboro Downs racetrack. See "— Our Properties — Flamboro Downs".

  Pennsylvania

        The Pennsylvania Race Horse Development and Gaming Act was passed and signed into legislation in July 2004. This legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities which successfully apply for slot machine licenses will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board. The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each.

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

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a slot machine license at The Meadows, MEC's racetrack in the Pittsburgh area, in accordance with the requirements of the legislation and associated regulations without delay. The Pennsylvania Gaming Control Board, created under the legislation to implement and oversee licensee gaming operations, has been fully constituted but has not yet released the operating regulations or form of licensee application. We are closely monitoring this process and will be in a position to pursue our application as soon as the Pennsylvania Gaming Control Board permits.

        The Pennsylvania Race Horse Development and Gaming Act has been subjected to legal challenge by various groups, a move that was not unanticipated at the time of the passage of this legislation. These legal challenges are currently in the courts and are being vigorously defended by both the State of Pennsylvania and interested industry representatives.

  Oklahoma

        Under new legislation that was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, our Oklahoma City racetrack, will be permitted, subject to licensing, to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. One of the pre-conditions to Remington Park's right to operate gaming machines under the new legislation, ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes, has now taken place. The Oklahoma Horse Racing Commission is empowered under the legislation to oversee licensees' applications and operations and continues to work on the form of regulations and applications it will require. We intend to closely monitor this process and to be in a position to pursue our license application as soon as the Oklahoma Horse Racing Commission permits.

  Florida

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. The referendum was scheduled for vote in Broward County, where Gulfstream Park is located, on March 8, 2005. Based on preliminary unofficial results from the Broward County Supervisor of Elections announced on March 9, 2005, voters in Broward County have approved the referendum questions by majority vote, which means that slot machines are authorized at qualifying pari-mutuel facilities in Broward County, subject to the enactment of applicable legislation and licensing. Pursuant to Amendment 4, the state legislature is now required to adopt implementing legislation in the next regular legislative session, with an effective date no later than July 1, 2005. We have entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that County, that contains, among other things, provision for payment to the County of 1.5% of Gross Terminal Revenues up to a level of $250.0 million of Gross Terminal Revenues and 2.0% on Gross Terminal Revenues in excess. If the referendum was approved and officially certified, we are required to enter into an agreement with the city in which Gulfstream Park is located, Hallandale Beach, providing for, among other things, a payment of a percentage of Gross Terminal Revenues to that city.

  Austria

        Austrian law permits Glucks-und Unterhaltungsspiel Ebreichsdorf Betriebsges.m.bH, a division of Casinos Austria AG, to operate video lottery terminals at the Magna RacinoTM under license and pursuant to the Games of Chance Act (Austria).

Our Real Estate Portfolio

        As of December 31, 2004, the aggregate net book values of our real estate properties are as follows:

($ millions)
Revenue-Producing Racing Real Estate	677.3
Excess Racing Real Estate	98.3
Development Real Estate	50.6
Revenue-Producing Non-Racing Real Estate	83.5
Non-Core Real Estate	2.5

Total	912.2

        We currently have substantial holdings of excess racing real estate, revenue-producing non-racing real estate and non-core real estate in excess of that needed to support our racetrack operations. We are continually re-evaluating each of these holdings in relation to our core business activities. We will, from time to time, sell or otherwise monetize some or all of these real estate holdings in order to fund the growth of our core racing operations and related businesses. The aggregate net book value of these excess racing real estate assets as of December 31, 2004 was approximately $184.3 million.

        Included in our excess racing real estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park, Pimlico Race Course and Magna Racino™, totaling approximately 786 acres. We are considering a variety of options with respect to this land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing.

        Our development real estate, which is largely undeveloped, includes: approximately 27 acres of land in Oberwaltersdorf, Austria, located approximately 20 miles south of Vienna; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 491 acres of land in Ocala, Florida; 157 acres of land in Palm Beach County, Florida, adjacent to our Palm Meadows® training facility, which is currently in the initial stages of development as a residential community; and approximately 21 acres of land in Aurora, Ontario, adjacent to one of our golf courses, which is currently under development as a residential community.

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

        In November 2004, we entered into access agreements with Magna International Inc. and one of its subsidiaries for their use of the golf courses and associated facilities at Magna Golf Club and Fontana Sports. Magna International Inc. has a right of first refusal to purchase Magna Golf Club and Fontana Sports. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        Negotiations are proceeding between The Maryland Jockey Club and Maryland Environmental Authorities regarding the terms of a consent order pertaining to the implementation of measures to contain wastewater discharges. The cost and timing of such measures have not yet been finalized.

        While we have environmental permits for many of our racetracks and other business operations and are taking steps to comply with them and other applicable environmental legal requirements, we cannot be certain that we have all required environmental permits or are otherwise in compliance with all applicable environmental requirements. Where we determine that an environmental permit or other remediation or compliance programs are required of existing or acquired racetracks and other business operations, we intend to seek the necessary approvals, which may require us to make significant capital expenditures. Also, changes in governmental laws and regulations are ongoing, as evidenced by changes to the CAFO regulations that make environmental compliance increasingly expensive. In addition to environmental requirements that regulate our operations, various environmental laws and regulations in the United States, Canada and Europe impose liability on us as a current or previous owner and manager of real property, for the cost of maintenance, removal and remediation of hazardous materials released or deposited on or in properties now or previously managed by us or disposed of in other locations. We have adopted a health and safety and environmental policy, pursuant to which we are committed to ensuring that a systematic review program is implemented and measured for each of our operations with a goal of continued improvement in health and safety and environmental matters. We believe that environmental legal requirements will not have a material adverse impact on our business, although there can be no assurance of that.

Employees

        As of December 31, 2004, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

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

Risks Regarding Our Company

        We expect that during 2005 we will require additional financing to fund our current planned operations and the implementation of our strategic plan, and there can be no assurance that we will be able to obtain such financing on satisfactory terms, if at all.

        We expect that during 2005, we will be required to seek additional debt and/or equity financing in order to fund our current planned operations and the implementation of our strategic plan, including capitalizing on future growth opportunities. We also intend to generate cash by monetizing certain of our receivables, selling some of our real estate holdings and other assets and/or entering into leases or similar arrangements with respect to such real estate holdings or other assets in order to fund our current planned operations and certain portions of our strategic plan. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our business, operations and financial condition may be materially adversely affected, including, without limitation, our ability to add alternative gaming to our racetracks where permitted or improve or expand our operations as planned.

        We have already entered into numerous financing arrangements secured by significant portions of our assets, which will limit our ability to provide security for new loans. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Working Capital, Cash and Other Resources".

        Following their expiry, there can be no assurance that the amounts, terms and conditions involved in the renewal or extension of our existing financing arrangements will be favorable, or that we will be able to renew or extend any of these financing arrangements at all. If we are unable to renew or extend our financing arrangements when due, on favorable terms, or at all, our business, operations and financial condition may be materially adversely affected.

        Our senior revolving credit facility imposes important restrictions on us.

        Our senior revolving credit facility, which matures on October 10, 2005, requires us to maintain a bank debt to earnings before interest, taxes, depreciation and amortization ratio not greater than 5.0 to 1, an interest coverage ratio not lower than 1.5 to 1 and a senior interest coverage ratio not lower than 2.5 to 1, each as calculated under the facility. This revolving credit facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. The credit agreement also contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. It is possible that we may not be able to meet the financial covenants under our $50.0 million senior, revolving credit facility at the quarterly reporting dates during the remaining term of the facility. Failure to comply with these restrictions may result in the occurrence of an event of default under the senior, revolving credit facility and trigger a cross-default under certain of our other credit facilities. Upon the occurrence of an event of default, the lender may terminate the senior, revolving credit facility, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit outstanding under the facility, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

        Two of our totalisator service providers have not provided us with a Type II Statement on Auditing Standards ("SAS") 70 report and we therefore have a material weakness in our internal controls over financial reporting.

        During the course of our assessment of the effectiveness of our internal control over financial reporting, it was determined that the inability of two of our totalisator service providers to furnish a Type II SAS 70 report constitutes a material weakness in our internal control over financial reporting. Although we have not identified any accounting adjustments as a result of inaccurate tote information, our inability to obtain a Type II SAS 70 report means that we do not have reasonable assurance that these tote providers maintain accurate and fair records of all wagering transactions processed by them or that these tote providers have adequate security measures in place to detect and prevent unauthorized manipulation of the wagering transactions processed by them. This constitutes a material weakness in our internal control over financial reporting and is a control deficiency that results in a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected. Please see "Item 9A — Controls and Procedures."

        Our operating income includes gains from the sale of non-core real estate, which sales may soon cease, causing our future operating income and cash flow to decrease.

        We generate earnings of approximately $9.6 million, $0 and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, from non-core real estate sales. Although we may realize some gains from sales of our non-core real estate over the next year or so, we expect those gains to be reduced to zero as the balance of our non-core real estate portfolio is sold. As a result, our short-term and annual operating income and cash flow may be adversely affected by decreases in non-core real estate sales. If we do not replace these gains or offset these decreases with additional operating income and cash flow from our racetrack operations and other sources, our future operating income and cash flow will decline.

  Our business is heavily concentrated at certain of our racetracks.

        Six of our racetracks, Santa Anita Park, Laurel Park, Pimlico Race Course, Gulfstream Park, Lone Star Park and Golden Gate Fields accounted for approximately 62.3% of our revenue for the year ended December 31, 2004. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could adversely affect our operating results. Additionally, certain of our other racetrack properties have experienced operating losses before interest, income taxes, depreciation and amortization over the past three years. The operating performance of these racetracks may not improve in the future.

        We ceased operations at Bay Meadows and Multnomah Greyhound Park at the end of 2004, which is likely to adversely affect our operating results compared with previous years.

        The lease on our Bay Meadows site expired December 31, 2004. Although we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, this project is still in the early stages of planning and is subject to regulatory and other approvals. Our operating results will be materially adversely affected at least until such time as an alternative venue could be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as our Bay Meadows operation has been. Bay Meadows had earnings before income taxes in 2004 of $3.1 million.

        On December 23, 2004, we announced that we would not renew our lease of the Multnomah Greyhound Park in Portland, Oregon when the lease expired on December 31, 2004. We purchased the operating rights for the greyhound track in October 2001. Multnomah Greyhound Park had a loss of $2.6 million before income taxes in 2004.

        We are a relatively young company with a short history of racetrack operations. We must successfully integrate all of our racetrack acquisitions and implement best practices and cost efficiencies or our operating results may be adversely affected.

        We were incorporated approximately six years ago and acquired our first racetrack in December 1998. Accordingly, although all our racetracks have been in operation for some time, we have a relatively short history of owning and operating racetracks. The acquisition of Santa Anita Park was completed in December 1998, the acquisition of Gulfstream Park was completed in September 1999, the acquisition of Remington Park and Thistledown was completed in November 1999, the acquisition of Golden Gate Fields was completed in December 1999, the acquisition of Great Lakes Downs was completed in February 2000, the acquisition of The Meadows was completed in April 2001, the acquisition of Lone Star Park at Grand Prairie was completed in October 2002, the acquisition of Pimlico Race Course and Laurel Park was completed in November 2002 and the acquisition of Flamboro Downs was completed in April 2003. The Portland Meadows facility commenced operations under our management in July 2001 and we assumed the management of the racing operations of Colonial Downs in November 2002. Maroñas, the national racetrack of Uruguay, located in Montevideo, re-opened with our assistance in June 2003. Prior to their respective acquisitions or management agreements with us, most of these racetracks had been operated separately under different ownership. Integrating these businesses into our operations and implementing best practices and cost efficiencies across all of our racetracks has required and will require a dedication of a significant amount of management resources.

        If we do not successfully integrate our acquisitions and any future acquisitions, or if this integration consumes a disproportionate amount of our management's time, then these acquisitions may materially adversely affect our efficiency and, therefore, significantly harm our business.

        In the state of Maryland, our operating agreement with the owner of Rosecroft Raceway may not be assumed by any purchasers of Rosecroft Raceway, and in any event, such agreement terminates on April 30, 2005.

        The Maryland Jockey Club, the trade name for the entities that own and operate Pimlico and Laurel Park, is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc., the current owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The term of the Maryland Operating Agreement runs from June 9, 2004 through April 30, 2005, unless earlier terminated in accordance with its terms, or extended by mutual agreement of all parties.

        The Maryland Revenue Sharing Agreement enabled wagering to be conducted, both day and evening, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland OTBs operated by them. Under the Maryland Revenue Sharing Agreement, wagering revenue from these sources was pooled and certain expenses and obligations were pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue was then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft are no longer pooling their wagering revenue and distributing net wagering revenue as they did under the Maryland Revenue Sharing Agreement. From April 19, 2004 until June 9, 2004, they operated under a state law, which precluded The Maryland Jockey Club from operating after 6:15 p.m. without Rosecrofts' consent, and the federal Interstate Horseracing Act, which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that Pimlico or Laurel Park are running live races.

        Since coming into effect on June 9, 2004, the Maryland Operating Agreement has enabled Pimlico, Laurel Park and Rosecroft to conduct simulcast wagering on thoroughbred and harness race signals during the day and evening hours without restriction. Under the Maryland Operating Agreement, Cloverleaf agrees to pay the thoroughbred industry a 12% premium on pari-mutuel wagering (net of refunds) conducted at Rosecroft on all thoroughbred race signals, and The Maryland Jockey Club agrees to pay Cloverleaf a 12% premium on pari-mutuel wagering (net of refunds) conducted at Pimlico and Laurel Park and standardbred race signals.

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

        It was announced in 2003 that Centaur, Inc. had entered into an agreement with Cloverleaf to purchase Rosecroft. However, in November 2003, Centaur apparently failed to meet certain conditions of the purchase agreement and Cloverleaf solicited bids from competing purchasers for Rosecroft. In December 2003, it was announced that Northwind Racing LLC was selected as the winning bidder for Rosecroft. Subsequently, Centaur has filed suit against both Cloverleaf and Northwind seeking to complete its purchase of Rosecroft. However, notwithstanding an announcement of a partnership between Greenwood Racing and Northwind to purchase Rosecroft in February 2004, the Northwind bid to purchase Rosecroft did not proceed. In November 2004, an announcement was made that Rosecroft Holdings, controlled by the Angelos family of Baltimore, had agreed to purchase Rosecroft and the sale was approved by the Maryland Racing Commission in January 2005. However, in mid-February 2005, Rosecroft Holdings announced that it did not intend to proceed with its purchase of Rosecroft. At this time, it is unclear whether there will be any sale of Rosecroft in the foreseeable future. However, in the event of the non-assumption by any successful purchaser of Rosecroft or the expiry of the Maryland Operating Agreement, we will be required to renegotiate an agreement with such purchaser. Such renegotiation, or the failure to reach a new agreement, may result in a decline in the revenues, earnings and purses of The Maryland Jockey Club, which would materially adversely affect our operating results.

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

        Our relationship with MI Developments Inc. is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor (and in the risks described below in "— Risks Relating to Our Securities — Sales of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain other of our significant stockholders under our effective registration statements could depress our stock price"), two members of our board of directors are also members of MI Development Inc.'s board of directors, including our chairman, who is also the chairman of MI Developments Inc. In some cases, the interests of MI Developments Inc. may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. MI Developments Inc. is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and MI Developments Inc. may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised. See "— Our History".

        We are exposed to currency exchange rate fluctuations which could aversely affect our profitability as reported in U.S. Dollars.

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

Risks Relating to Our Wagering Operations

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

        There has been speculation, by members of the media, investment analysts and our employees and other representatives, as to the probability and potential impact of the passage of legislation permitting alternative gaming at racetracks in various states in the United States. In 2004, both Pennsylvania and Oklahoma passed legislation enabling racetracks to apply for licenses to operate slots or other legal electronic gaming machines. We operate racetracks in each of Pennsylvania and Oklahoma that are eligible to apply for slots or electronic gaming licenses under the current legislation. Currently, the alternative gaming legislation in Pennsylvania is being challenged in the courts by opponents seeking to have the legislation overturned. In addition, in 2004, the Florida State Constitution was amended to permit certain counties to each hold a referendum on whether to authorize slot machines at certain existing pari-mutuel facilities located within each county. A referendum was held in Broward County, in which Gulfstream Park is located, on March 8, 2005. Based on preliminary unofficial results announced by the Broward County Supervisor of Elections on March 9, 2005, voters approved the referendum question. The Florida State Legislature is now required to enact alternative gaming legislation with an effective date not later than July 1, 2005, which should entitle Gulfstream Park to apply for a license to operate slot machines.

        Notwithstanding the passage of legislation permitting slots and electronic gaming in Pennsylvania and Oklahoma, and the preliminary referendum results in Broward County, Florida, there can be no assurance that alternative gaming will be permitted at our racetracks located in those jurisdictions until the applicable license is granted and if alternative gaming is permitted at any of our racetracks, what the timetable, conditions, costs and profitability of such alternative gaming operations will be. In the event that we do not obtain the required licenses to operate alternative gaming in these jurisdictions within the timeframe anticipated by our stockholders, investment analysts and other interested parties, or at all, the market price for our securities may be materially adversely affected.

        Furthermore, other states are at various stages of considering alternative gaming but there can be no assurance that alternative gaming at racetracks will become permitted in those states, or if it does, what the timetable, conditions, terms of income or revenue sharing, or other feasibility factors will be.

        In the event that alternative gaming legislation is enacted in additional jurisdictions, there can be no certainty as to the terms of such legislation or regulations, including the timetable for commencement, the conditions and feasibility of operation and whether alternative gaming rights are to be limited to racetracks. If we proceed to conduct alternative gaming at any of our racetracks, there may be significant costs and other resources to be expended, and there will be significant risks involved, including the risk of changes in the enabling legislation, that may have a material adverse effect on the relevant racetrack's operations and profitability.

        The regulatory risks and uncertainties that are inherent in the conduct of alternative gaming also apply in other jurisdictions outside the United States. In the province of Ontario, the location of Flamboro Downs, racetracks are permitted to serve as landlord to VLT operations conducted by a government corporation. Under that arrangement, the racetrack retains 20% of the "net win" (slot machine revenues minus payout to slot players), with one-half of that amount distributed to the horsemen and the other half being retained by the racetrack owner. There can be no assurance as to how long this arrangement will continue, or, if it does, whether the terms will remain the same. Similarly, the Magna Racino™, located approximately 20 miles south of Vienna, Austria, serves as landlord to VLT operations conducted by a licensed casino operator. Under that arrangement, the racetrack retains 50% of the gross profit (excluding certain costs). This arrangement has an indefinite term (with a minimum 5 year term ending in September 2009) and is terminable by either party on 12 months prior notice. There can be no assurance as to how long this arrangement will continue, and if it does, whether the terms will remain the same.

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

        From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for account wagering. For example, on June 13, 2003, the United States House of Representatives approved a bill in the form of the Unlawful Internet Gambling Funding Prohibition Act that, if enacted, would prohibit the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The United States Senate Banking, Housing and Urban Affairs Committee adopted a different bill with a similar effect on August 31, 2003; however, neither this bill nor the House-passed version were considered by the full Senate before the end of the 2003-2004 Congressional session and therefore both bills expired. While each of these recent bills contained exemptions which we believe were intended at the very least to permit such funding for account wagering under certain conditions in states that authorize pari-mutuel account wagering, it is unclear whether and to what extent such exemptions will remain in any future Internet gambling funding bill that ultimately may be enacted, or the extent to which we will be able to utilize those exemptions with respect to our account wagering operations as currently conducted. Moreover, although it is difficult to predict the ultimate chances for passage of any given legislation, it is anticipated that legislation will continue to be introduced in the United States Congress or elsewhere that will seek to restrict, regulate or potentially ban altogether Internet gambling. Furthermore, even in the absence of legislation, certain financial institutions have begun to block the use of credit cards issued by them for Internet gambling, either voluntarily or as part of a settlement with the office of the Attorney General for New York. Legislation or actions of this nature, if enacted or implemented without providing for a meaningful exception to allow account wagering to be conducted as it is currently being conducted by the U.S. horse racing industry, could inhibit account wagering by restricting or prohibiting its use altogether or, at a minimum, by restricting or prohibiting the use of credit cards and other commonly used financial instruments to fund wagering accounts. If enacted or implemented, these or any other forms of legislation or practices restricting account wagering could cause our business and its growth to suffer.

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

        Internet and other account wagering gaming services allow their customers to wager on a wide variety of sporting events and casino games from home. The National Gambling Impact Study Commission's June 1999 report estimated that there were over 250 on-line casinos, 64 lotteries, 20 bingo games and 139 sports wagering services offering gambling over the Internet. Total industry-wide Internet gaming revenues are estimated to have grown from approximately $1.1 billion in 1999 to approximately $2.5 billion in 2001, according to Bear, Stearns & Co. Inc. in its 2002-2003 North American Gaming Almanac, which also estimated 2002 total industry-wide Internet gaming revenues at $3.5 billion and projected a 2003 level of $4.2 billion. Although many on-line wagering services are operating from offshore locations in violation of U.S. law by accepting wagers from U.S. residents, they may divert wagering dollars from legitimate wagering venues such as our racetracks and account wagering operations. Moreover, our racetrack operations generally require greater ongoing capital expenditures in order to expand our business than the capital expenditures required by Internet and other account wagering gaming operators. Currently, we cannot offer the diverse gaming options provided by many Internet and other account wagering gaming operators and may face significantly greater costs in operating our business. Our inability to compete successfully with these operators could hurt our business.

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

        In March 2000, the California state constitution was amended, resulting in the expansion of gaming activities permitted to be conducted by Native American groups in California. This has led to, and may continue to lead to increased competition and may have an adverse effect on the profitability of Santa Anita Park and Golden Gate Fields and our future growth in California. It may also affect the purses that those tracks are able to offer and therefore adversely affect our ability to attract top horses.

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

        Industry controversies could cause a decline in bettor confidence and result in changes to legislation, regulation, or industry practices of the horse racing industry, which could materially reduce the amount wagered on horse racing and increase our costs, and therefore adversely affect our revenue and operating results.

        The full impact on the horseracing industry of the 2002 Breeders' Cup Pick 6 controversy, which arose from fraudulent conduct in connection with certain Pick 6 wagers made on the 2002 Breeders' Cup hosted by Arlington Park in Chicago, Illinois, is still uncertain. Further negative publicity concerning the Pick 6 controversy, further negative information being discovered as a result of the FBI or any other investigation, and any negative information concerning the internal controls and security of totalisator systems may materially reduce the amount wagered on horse racing and the revenue and earnings of companies engaged in the horse racing industry, including us. The Pick 6 controversy has also caused the horse racing industry to focus on another area of bettor concern, late odds changes, which sometimes occur as odds updates in the totalisator system cause significant changes in the odds after a race has commenced.

        In January 2005, the FBI announced indictments against 17 individuals alleged to have been engaged in money laundering, tax evasion and an illegal gambling conspiracy, in each case arising out of incidents connected with the horseracing industry. Certain of the alleged criminal acts are purported to have occurred through the facilities of certain rebate wagering operations, known as "rebate shops", that commingle significant amounts of wagers into wager pools hosted by U.S. racetrack operators, including MEC. In addition, one of the indictments arises out of an alleged scheme of doping horses to enhance performance. None of the indictments accused any rebate shops or U.S. racetrack operators of wrongdoing, however, the full impact of this controversy is uncertain at this time.

        A perceived lack of integrity in U.S. horse racing operations or wagering systems could result in a decline in bettor confidence, and would likely lead to a decline in the amount wagered on horse racing. In addition, although we are taking steps to improve wagering systems, security and customer verification, the foregoing controversies may lead to changes in legislation, regulation or industry practices, which could result in a material adverse effect on our business and results of operations.

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

        The U.S. Interstate Horseracing Act of 1978, as well as various state racing laws, require that, in order to simulcast races and, in some cases conduct live racing, we have written agreements with the horsemen at our racetracks, who are represented by industry associations. In some jurisdictions, if we fail to maintain operative agreements with the industry associations, we may not be permitted to conduct live racing or simulcasting at tracks or account wagering from hubs located within those jurisdictions. In addition, our simulcasting agreements are generally subject to the approval of the industry associations. Should we fail to renew existing agreements with the industry associations on satisfactory terms or fail to obtain approval for new simulcast agreements, we would lose revenues and our operating results would suffer.

        If we are unable to continue to negotiate satisfactory union contracts, some of our employees may commence a strike. A strike by our employees or a work stoppage by backstretch personnel, who are employed by horse owners and trainers, may lead to lost revenues and could have a material adverse effect on our business.

        As of December 31, 2004, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

        Legislation enacted in California in 2002 could facilitate the organization of backstretch personnel in that state. A strike by backstretch personnel could, even though they are not our employees, lead to lost revenues and therefore adversely affect our operating results.

        An earthquake in California could interrupt our operations at Santa Anita Park and Golden Gate Fields, which would adversely impact our cash flow from these racetracks.

        Two of our largest racetracks, Santa Anita Park and Golden Gate Fields, are located in California and are therefore subject to greater earthquake risks than our other operations. We do not maintain significant earthquake insurance on the structures at our California racetracks. We maintain fire insurance for fire risks, including those resulting from earthquakes, subject to policy limits and deductibles. There can be no assurance that earthquakes or the fires often caused by earthquakes will not seriously damage our California racetracks and related properties or that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and other losses. If an uninsured or underinsured loss occurs, we could lose anticipated revenue and cash flow from our California racetracks.

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

        Our operations are affected by general economic conditions, and therefore our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our customers having less discretionary income to wager on horse racing. In 2002, 2003 and 2004, weak economics in certain states in which we operate had a negative impact on our operating results and if the economy deteriorates further, the consequent reduction in our revenues could have a material adverse effect on our operating results.

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

        At times, it may be difficult for us to dispose of or otherwise monetize some of our non-core real estate, excess racing real estate and revenue-producing non-racing real estate. The costs of holding real estate may be high and we may be faced with ongoing expenditures with little prospect of earning revenue on our non-core real estate and excess racing real estate properties. If we have inadequate cash reserves or credit facilities, we may have to dispose of properties at prices that are substantially below the prices we desire, and in some cases, below the prices we originally paid for the properties, which may materially adversely affect our financial condition and our growth plans.

        We require governmental approvals for some of our properties which may take a long time to obtain or which may not be granted, either of which could materially adversely affect our existing business or our growth.

        Some of our properties will require zoning and other approvals from local government agencies. The process of obtaining these approvals may take many months and we might not obtain the necessary approvals. Furthermore, in the case of certain land to be held by us in Aurora, Ontario, the transfer of this land to us from the registered owner is conditional on our obtaining permission to sever the land from adjoining properties and other approvals. If we do not obtain these approvals, we may not ultimately acquire this land. Holding costs, while regulatory approvals are being sought, and delays may render a project economically unfeasible. If we do not obtain all of our necessary approvals, our plans, growth and profitability could be materially adversely affected.

        Redevelopment projects at our racetracks may result in a write down of the value of certain assets and have caused and may continue to cause temporary disruptions of our racing operations.

        We have completed the redevelopment of the racing surfaces and have commenced the redevelopment of the grandstand and backstretch facilities at Gulfstream Park in Florida. We have also just completed the redevelopment of the dirt racing surfaces and are in the process of redeveloping the turf track at Laurel Park. These redevelopments resulted in writedowns in 2004 of $26.3 million and $0.4 million, respectively. The redevelopment at Gulfstream Park has resulted in a racing meet using temporary facilities for 2005 and the re-opening of Laurel Park for its 2004 - 2005 meet was delayed due to construction delays, which also resulted in a loss of a number of racing days. We have deferred a decision on the proposed redevelopment of the entire stable area at Laurel Park in Maryland. We are also considering a redevelopment of the grandstand at The Meadows in Pennsylvania in connection with the proposed slot facility, if approved. Any redevelopment would require the demolition of a substantial portion of the current buildings and related structures. The aggregate carrying value of these assets as of December 31, 2004 is $3.1 million and $8.3 million, respectively. If we decide to proceed with a redevelopment of the stables at Laurel Park or the grandstand at The Meadows and obtain the approval of our board of directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary.

        If we proceed with either redevelopment, we would schedule the project to minimize any interference with the racing season. However, with any project of this magnitude, there is a significant risk of a temporary disruption of our operations during a racing season, resulting in a reduction of the revenues and earnings generated at the racetrack under redevelopment.

        We may not be able to complete expansion projects successfully and on time, which would materially adversely affect our growth and our operating results.

        We intend to further develop our racetracks and expand our gaming activities. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Santa Anita Park completed certain upgrades to its facilities in 1999. The disruption caused by these upgrades was greater than anticipated and reduced the total amount wagered at Santa Anita Park's simulcast wagering facilities and attendance at The Oak Tree Meet in 1999. In addition, we encountered delays in the rebuilding of the racetrack surfaces at Laurel Park, which resulted in a late re-opening of Laurel Park for its 2004 - 2005 meet and a loss of certain race dates. Even if completed in a timely manner, our expansion projects may not be successful, which would affect our growth and could have a material adverse effect on our future profitability.

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

        Any of these environmental issues could have a material adverse effect on our business. See "— Environmental Matters".

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

  •
  sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares. We have an effective shelf registration statement outstanding that permits us to sell up to $300,000,000 of certain types of debt and/or equity securities. As of March 9, 2005, we have not sold any securities registered under this shelf registration statement;

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

        As of March 9, 2005, MI Developments Inc. owns, directly or indirectly, 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). In addition, we have an effective registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. A total of 4,793,043 shares were initially registered pursuant to that registration statement. In December 2002, we issued $75.0 million aggregate principal amount on 7 1/4% Convertible Notes due December 15, 2009 that are convertible into 8,823,529 shares of our Class A Subordinate Voting Stock (subject to certain adjustments). We also have an effective registration statement covering up to 21,276,595 shares of our Class A Subordinate Voting Stock issuable upon the conversion of $150.0 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, either by MI Developments Inc. or upon conversion of our Convertible Notes could depress the prevailing market price of our Class A Subordinate Voting Stock.

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

        In connection with MI Developments Inc.'s intention to make an unsolicited offer to acquire all of our outstanding shares of Class A Subordinate Voting Stock not already owned by it, six lawsuits were filed, and are currently pending against, among others, us, MI Developments Inc. and/or one or more of MI Developments and our directors as follows:

  1.
  Weisz v. Campbell, et al., filed on July 13, 2004 in the Delaware Chancery Court.

  2.
  Bedford v. Magna Entertainment Corp., et al., filed on July 13, 2004 in the Delaware Chancery Court.

  3.
  Pill, et al v. Jerry D. Campbell, et al., filed on July 14, 2004 in the Delaware Chancery Court.

  4.
  Alaska Electrical Pension Fund v. Magna Entertainment Corp., et al., filed on July 22, 2004 in the Delaware Chancery Court.

  5.
  Cronk, et al. v. Campbell, et al., filed on July 22, 2004 in the Delaware Chancery Court.

  6.
  Tolwin v. Frank Stronach, et al., filed on July 30, 2004 in the Superior Court, State of California, County of Los Angeles.

        Each of these lawsuits seeks injunctive relief to stop any proposed acquisition of our outstanding Class A Subordinate Voting Stock by MI Developments Inc. and, in certain cases, damages if such transaction is completed as proposed by MI Developments Inc.

        All of the Delaware actions were consolidated by order dated August 30, 2004.

        As a result of the announcement by MI Developments Inc. on September 16, 2004, of its withdrawal of the offer, we believe that the lawsuits are moot and should be dismissed. On October 1, 2004, the plaintiffs in the previously announced class action lawsuit in California captioned Feldman v. Magna Entertainment Corp. et al, filed a notice of dismissal of this action with the Superior Court, State of California, County of Los Angeles. We intend to seek a dismissal of the Delaware cases and the remaining California case, however, the plaintiffs in these proceedings may oppose any motion for dismissal.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Report.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

        Our Class A Subordinate Voting Stock is listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "MECA" and listed and traded on the Toronto Stock Exchange ("TSX") under the symbol "MEC.SV.A". On November 17, 2004, MEC announced a change in its stock symbol on the "TSX" from "MEC.A" to "MEC.SV.A" as a result of a new symbol naming convention adopted by the TSX. The stock symbol for the Class A Subordinate Voting Stock on Nasdaq was not affected by this change. Class A Subordinate Voting Stock commenced trading on Nasdaq on February 23, 2000 and closed at a price of $3.06 per share, and on the TSX on February 23, 2000 where it closed at a price of Cdn. $4.60 per share. The following table sets forth for the calendar periods indicated the high and low sale prices per share of the Class A Subordinate Voting Stock as reported by Nasdaq and the TSX.

	Nasdaq		TSX
	High	Low	High	Low
2003:
First Quarter	$6.32	$4.21	Cdn. $9.77	Cdn. $6.25
Second Quarter	$5.38	$3.99	Cdn. $7.74	Cdn. $5.48
Third Quarter	$5.15	$3.55	Cdn. $7.24	Cdn. $5.00
Fourth Quarter	$5.94	$3.94	Cdn. $7.88	Cdn. $5.50
2004:
First Quarter	$5.46	$5.20	Cdn. $7.95	Cdn. $6.25
Second Quarter	$5.52	$5.25	Cdn. $8.58	Cdn. $6.40
Third Quarter	$6.12	$5.90	Cdn. $9.40	Cdn. $6.35
Fourth Quarter	$5.90	$5.65	Cdn. $7.66	Cdn. $5.70
2005:
First Quarter (through March 9, 2005)	$7.12	$5.35	Cdn. $8.75	Cdn. $6.51

        On March 9, 2005, the last sale price of the Class A Subordinate Voting Stock as reported by Nasdaq was $6.54 and by the TSX was Cdn. $7.84.

        Our Class B Stock is unlisted and not actively traded.

        The number of securityholders of record as of March 9, 2005 was as follows: Class A Subordinate Voting Stock: 595 Class B Stock: two.

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

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data

        The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 2000 (as filed with our Annual Report for the fiscal year ended December 31, 2000), December 31, 2001 (as filed with our Annual Report for the year ended December 31, 2001), December 31, 2002 (as filed with our Annual Report for the year ended December 31, 2002), December 31, 2003 (as filed with our Annual Report for the year ended December 31, 2003) and December 31, 2004 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Position" included in this Annual Report.

  (U.S. dollars in thousands, except per share figures)

	Year Ended December 31,
Income Statement Data(1):
	2000	2001	2002	2003	2004
Racing Revenues	$355,249	$459,411	$522,621	$687,165	$691,560
Real Estate and Other Revenues	58,314	59,650	26,600	21,770	40,017

Total Revenues	$413,563	$519,061	$549,221	$708,935	$731,577

Costs and Expenses
Racing costs and expenses	$341,017	$430,282	$503,210	$671,588	$714,811
Real estate and other costs and expenses	50,717	37,090	22,605	21,580	26,420
Depreciation and amortization	20,061	26,194	22,834	31,897	37,510
Write-down of long-lived and intangible assets	—	—	17,493	134,856	26,685
Write-down of excess real estate	—	—	5,823	—	—
Equity income	—	—	(463)	(1,153)	(635)
Interest expense (income), net	215	2,682	709	13,620	24,091

Income (loss) before income taxes	$1,553	$22,813	$(22,990)	($163,453)	(97,305)

Net income (loss)	$441	$13,464	$(14,395)	($105,097)	($95,636)

Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock and Exchangeable Share:
Basic	$0.01	$0.16	$(0.14)	$(0.98)	$(0.89)

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year (in thousands):
Basic	80,422	82,930	100,674	107,143	107,323
Diluted	80,424	83,242	100,674	107,143	107,323
	Year Ended December 31,
Other Data:
	2000	2001	2002	2003	2004
EBITDA(2)	$21,829	$51,689	$553	$(117,936)	$(35,704)
Capital expenditures(3)	30,418	32,278	97,741	102,238	137,013
Cash provided from (used for)
Operating activities	(16,109)	25,629	20,186	13,804	(36,519)
Investment activities	(35,255)	(7,546)	(226,249)	(109,259)	(120,681)
Financing activities	32,906	(10,159)	249,175	100,847	117,317

	At December 31,
Balance Sheet Data(1):
	2000	2001	2002	2003	2004
Cash and cash equivalents	$31,976	$39,212	$87,681	$99,807	$60,641
Real estate properties and fixed assets, net	568,265	574,677	752,130	870,225	963,781
Total assets	781,039	857,773	1,256,805	1,322,940	1,403,353
Total debt(4)	83,706	85,901	254,558	404,937	529,426
Shareholders' equity	541,788	567,854	720,902	657,054	578,680

(1)
We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

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

(4)
Total debt includes bank indebtedness, long-term debt (including long-term debt due within one year), long-term debt due to parent and convertible subordinate notes.

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

        The following table reconciles our non-GAAP financial measures to the accompanying financial statements:

Reconciliation of Non-GAAP to GAAP Financial Measures

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(U.S. dollars in thousands) (unaudited)
Earnings (Loss) Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")
Income (loss) before income taxes	$1,553	$22,813	$(22,990)	$(163,453)	$(97,305)
Interest expense, net	215	2,682	709	13,620	24,091
Depreciation and amortization	20,061	26,194	22,834	31,897	37,510

EBITDA	$21,829	$51,689	$553	$(117,936)	$(35,704)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon, Ontario, Canada and Ebreichsdorf, Austria. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. Throughout 2004, we operated or managed twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, two racetracks that run both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. Subsequent to December 31, 2004, we have ceased operations at one of our thoroughbred racetracks and at our only greyhound track. These were operations in leased facilities and the leases were not renewed for 2005. In addition, we operate off-track betting ("OTB") facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HRTV™. In July 2004, HRTV™ entered into a carriage agreement with the operator of the Dish Network™ which dramatically expanded HRTV™'s distribution throughout the United States. HRTV™ is currently distributed to more than 11 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. In 2004, we launched RaceONTV™ in Europe to provide North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a predevelopment management agreement with Forest City Enterprises, Inc. with respect to the planned development of "The Village at Gulfstream Park™", an 80-acre, mixed-use retail, entertainment and residential project at Gulfstream Park. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.5 million as of December 31, 2004) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business.

        The amounts described below are based on our consolidated financial statements, which we prepare in accordance with U.S. generally accepted accounting principles ("GAAP").

2004 Developments and Initiatives

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation has passed in each of Pennsylvania and Oklahoma during the past year and there is a pending legislative initiative active in Florida.

        The Pennsylvania Race Horse Development and Gaming Act was passed and signed into legislation in July 2004. This legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities which successfully apply for slot machine licenses will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board ("PGCB"). The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each.

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

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a slot machine license at The Meadows, our racetrack in the Pittsburgh area, in accordance with the requirements of the legislation and associated regulations without delay. The PGCB, created under the legislation to implement and oversee licensee gaming operations, has been fully constituted but has not yet released the operating regulations or form of licensee application. We are closely monitoring this process and will be in a position to pursue our application as soon as the PGCB permits.

        The Pennsylvania Race Horse Development and Gaming Act has been subjected to legal challenge by various groups, a move that was not unanticipated at the time of the passage of this legislation. These legal challenges are currently in the courts and are being vigorously defended by both the State of Pennsylvania and interested industry representatives.

        Under new legislation that was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, our Oklahoma City racetrack, will be permitted, subject to licensing, to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. One of the pre-conditions to Remington Park's right to operate gaming machines under the new legislation was the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes which has now occurred. The Oklahoma Horse Racing Commission ("OHRC") is empowered under the legislation to oversee licensees' applications and operations and continues to work on the form of regulations and applications it will require. We intend to closely monitor this process and to be in a position to pursue our license application as soon as the OHRC permits.

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. The referendum was scheduled for vote in Broward County, where Gulfstream Park is located, on March 8, 2005. Based on preliminary unofficial results on March 9, 2005 from the Broward County Supervisor of Elections, voters in Broward County have approved the referendum question by majority vote, which means that slot machines are authorized at qualifying pari-mutuel facilities in Broward County, subject to the enactment of applicable legislation and licensing. Pursuant to Amendment 4, the state legislature is now required to adopt implementing legislation in the next regular legislative session, with an effective date no later than July 1, 2005. We have entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that County, that contains, among other things, provision for payment to the County of 1.5% of Gross Terminal Revenues up to a level of $250.0 million of Gross Terminal Revenues and 2.0% on Gross Terminal Revenues in excess. If the Broward County referendum is approved and officially certified, we are required to enter into an agreement with the city in which Gulfstream Park is located, Hallandale Beach, providing for, among other things, a payment of a percentage of Gross Terminal Revenues to that city. In 2004, we committed $2.5 million to the advancement of the state-wide referendum campaign and in 2005, we have committed up to an additional $3.0 million to the county referendum and state legislative campaigns.

        The redevelopment of Gulfstream Park commenced in 2004. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park is approximately $145 million, which we are partially financing through a $115 million construction loan from our parent company, MI Developments Inc. ("MID") (see "Working Capital, Cash and Other Resources" below). Our goal is to minimize the disruption to the 2005 Gulfstream Park race meet during the construction period. To that end, the new racing surfaces were completed prior to the start of the 2005 meet. However, since the project entails the demolition of a substantial portion of the current buildings and related structures, temporary facilities have been erected to house the 2005 meet. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet. Although the redevelopment is being scheduled to minimize any interference with Gulfstream Park's racing season, with a project of this magnitude, there will be a temporary disruption of Gulfstream Park's operations during the 2005 meet and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations during the meet would result in a reduction in the revenues and earnings generated at Gulfstream Park during that meet.

        The redevelopment of the racing surfaces at Laurel Park also commenced in 2004. The project includes significant modifications and enhancements to the racing surfaces, including the construction of a new, wider turf course. As a result of the redevelopment, Laurel Park's 2004 summer meet, which ran from July 31, 2004 to August 27, 2004, and the fall meet, which ran from November 4, 2004 to December 31, 2004, were moved to Pimlico Race Course. The new dirt track was completed in January 2005 and the new turf track is scheduled to be completed prior to the start of Laurel Park's 2005 summer meet, which commences on August 6, 2005. We are also considering a redevelopment of the entire stable area at Laurel Park. In the event that we proceed with this redevelopment as currently contemplated, it would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at December 31, 2004 of the assets that would be demolished if this redevelopment is completed is approximately $3.1 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there would likely be a temporary disruption to Laurel Park's operations during the racing season and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

        We are also considering a redevelopment of the clubhouse/grandstand at The Meadows. In the event that we obtain a slot machine license for The Meadows and this development were to proceed as currently contemplated, it would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at December 31, 2004 of the assets that would be demolished if this redevelopment is completed is approximately $8.3 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, our goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there would likely be a temporary disruption of The Meadows' operations and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at The Meadows.

        The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc., the current owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004 and expires on April 30, 2005, unless extended by all parties. Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and OTB facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. At this time, we are uncertain as to the likelihood of a renewal of this agreement on comparable terms.

        In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc., our wholly-owned subsidiary, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. The commitment was fulfilled by December 31, 2004.

        We believe that the European marketplace offers significant potential growth for the export of MEC's horse racing. RaceONTV™ is our new service, based near Vienna, Austria, that offers simultaneous broadcasts of North American horse races and other racing content directly to wagering operations located outside of North America. RaceONTV™ commenced operations during the first quarter of 2004. On April 4, 2004, we opened our newest racetrack, Magna Racino™, near Vienna, Austria. We anticipate hosting 50 days of live racing annually at the Magna Racino™ in a mixed thoroughbred and standardbred meet. On September 4, 2004, a gaming facility at the Magna Racino™ was opened, which includes an entertainment venue, as well as alternative gaming and a race and sports book operated by third parties under commission-based agreements with us.

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates anticipating the ownership and development of a portion of the Gulfstream Park racetrack. In April 2004, we signed a Pre-Development Management Agreement which governs the activities of the parties and obligates the parties to work together to plan, design, entitle, pre-lease, contract to construct and finance a project. The Agreement also contemplates a conceptual development and business plan for the project. Upon execution of this Agreement, Forest City paid $1 million to MEC in consideration for their right to work exclusively with MEC on this project and to secure the performance of their obligations under the Agreement. Forest City and MEC then collectively developed a Business Plan that upon completion, Forest City provided an additional $1 million to MEC. These two deposits have been reflected as other accrued liabilities on our consolidated balance sheets. Under certain conditions, these deposits may be refundable to Forest City. Under the terms of the Letter of Intent and also the Pre-Development Management Agreement, MEC may be responsible for additional equity contributions, however to December 31, 2004, we have not made any such contributions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and various MEC affiliates to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we deposited $200,000 into a joint account to be used for the purpose of co-funding the development of a business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005. We have contributed an additional $200,000 in 2004. The deposits have been reflected as other assets on our consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to December 31, 2004 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, MEC may be responsible for additional equity contributions, however to December 31, 2004, we have not made any such contributions.

        On July 13, 2004, we were advised by MID of its intention to make an unsolicited offer to acquire all of the outstanding shares of Class A Subordinate Voting Stock that were not owned by MID at that time. On September 16, 2004, we were advised of MID's decision not to proceed with its offer.

        On August 24, 2004, MI Racing Inc., our wholly-owned subsidiary, sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC ("Richmond Racing") for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million, which bears interest at 5% per annum. MI Racing Inc. also entered into a lease agreement with Richmond Racing, which gives MI Racing Inc. the conditional right to continue operating Great Lakes Downs and to conduct thoroughbred race meetings at the racetrack. The lease is for an initial term of five years with an option to renew the lease for up to three additional periods of five years each. MI Racing Inc. also has an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event we are unsuccessful in obtaining a racetrack license for the proposed Romulus, Michigan racetrack or in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license.

        We have applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have proposed to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. The option expires on June 30, 2005. If we are unable to obtain a racing license for this site, or if we are unable to renew this option arrangement with MID upon its expiry, then we would incur a write-down of the costs that have been incurred with respect to entitlements on this property and in the pursuit of this license. At December 31, 2004, we have incurred approximately $2.8 million of costs related to this property and in pursuit of the license.

        On November 1, 2004, certain of our wholly-owned subsidiaries entered into access agreements with Magna International Inc. and one of its subsidiaries ("Magna") for their use of our golf courses and associated clubhouse, meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario and Fontana Sports in Oberwaltersdorf, Austria. The agreements, which expire on December 31, 2014, stipulate annual fees of Cdn. $5.0 million, retroactive to January 1, 2004, and Euro 2.5 million, retroactive to March 1, 2004, respectively, for the use of the Magna Golf Club and Fontana Sports facilities, which were recognized in the fourth quarter of 2004. In addition, Magna has a right of first refusal to purchase the Magna Golf Club and Fontana Sports.

        On December 23, 2004, we announced we would not renew the lease on Multnomah Greyhound Park in Portland, Oregon when the lease expired on December 31, 2004. MEC purchased the operating rights for the greyhound track in October 2001. Multnomah Greyhound Park had a loss before income taxes in 2004 of $2.6 million.

        The lease on our Bay Meadows site expired December 31, 2004 and as a result, certain fixed assets were disposed of for $1.0 million, which resulted in a loss of $0.1 million being recognized on this transaction in 2004. Although we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, this project is still in the early stages of planning and is subject to regulatory and other approvals. Our operating results will be materially adversely affected at least until such time as an alternative venue can be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as our Bay Meadows operation has been. Bay Meadows had earnings before income taxes in 2004 of $3.1 million.

Racing Operations

        Information about our racing operations is set forth below.

			Year ended December 31, 2004
Track / Operation	Date Acquired	Local Market Population(1) (in millions)	Racing Season	Live Racing Days	Total Handle(2) (in millions)	Revenue(2) (in millions)

Santa Anita Park — Los Angeles	Dec. 1998	10.9	Jan. 1 to Apr. 18 and Dec. 26 to 31	84	$1,021.9	$142.1
			The Oak Tree Meet Sep. 29 to Oct. 31	26	231.3(3)
Gulfstream Park — Miami	Sept. 1999	4.3	Jan. 3 to Apr. 25	91	823.3	78.2
Lone Star Park — Dallas	Oct. 2002	5.1	Apr. 15 to Jul. 11 and Oct. 1 to Oct. 31	81	360.8	71.6
Bay Meadows(4) — San Francisco	Nov. 2000	5.7	Apr. 7 to Jun. 20 and Sep. 3 to Nov. 7	104	479.1	60.6
Golden Gate Fields — San Francisco	Dec. 1999	5.2	Jan. 1 to Apr. 4 and Nov. 10 to Dec. 31	105	501.2	59.6
Pimlico Race Course(5) — Baltimore	Nov. 2002	5.2	Mar. 31 to Jun. 6 and Sep. 8 to Oct. 3	137	461.6	57.6
Laurel Park(5) — Baltimore	Nov. 2002	6.6	Jan. 5 to Mar. 28, Jul. 22 to Aug. 27 and Oct. 6 to Dec. 31	58	310.9	47.0
The Meadows — Pittsburgh	Apr. 2001	2.8	All year	206	238.0	38.5
Thistledown — Cleveland	Nov. 1999	3.0	Apr. 8 to Dec. 31	183	224.7	31.7
XpressBet® — National	Apr. 2001	N/A	All year	N/A	132.3	29.6
Flamboro Downs — Hamilton, Ontario	Apr. 2003	3.5	All year	258	102.8	27.1
Remington Park — Oklahoma City	Nov. 1999	1.1	Mar. 20 to May 31 and Jul. 30 to Nov. 28	93	92.6	19.4
Portland Meadows — Portland	July 2001	2.0	Jan. 1 to Apr. 24 and Oct. 16 to Dec. 31	78	70.5	14.8
Magna Racino™ — Ebreichsdorf, Austria	Apr. 2004	2.5	Apr. 4 to Oct. 31	50	4.1	5.8
Great Lakes Downs — Muskegon, Michigan	Feb. 2000	1.2	Apr. 25 to Oct. 30	118	55.7	5.4
Multnomah Greyhound Park(4) — Portland	Oct. 2001	2.0	May 1 to Oct. 9	92	14.5	3.4

TOTAL:						$692.4

(1)
Population residing within 40 miles of each of our racetracks, except for Santa Anita Park and Magna Racino™ (30 miles), The Meadows (50 miles) and Great Lakes Downs (50 miles). Data from Urban Systems Inc.

(2)
Amounts comprising total handle and revenue include inter-company transactions for our racetracks, account wagering operations and separate OTB facilities, for both our importing and our exporting facilities.

(3)
Rental and other revenues earned from The Oak Tree Meet are included in Santa Anita Park's revenue.

(4)
The Bay Meadows and Multnomah Greyhound Park leases expired on December 31, 2004 and were not renewed.

(5)
The Maryland Jockey Club manages Colonial Downs in New Kent, Virginia and Colonial Downs' network of Virginia OTB facilities. Colonial Downs had 34 days of live thoroughbred racing and 32 days of live standardbred racing during 2004. Management fees earned from the management of Colonial Downs are included in Pimlico Race Course and Laurel Park's revenue.

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

  •
  Wagers placed at other locations (i.e. other racetracks, OTB facilities or casinos) on live racing signals exported by our racetracks; and

  •
  Wagers placed by telephone or over the Internet by customers enrolled in XpressBet® or MagnaBet™, our account wagering programs.

        Wagers placed at our racetracks or our OTB facilities on live racing conducted at one of our racetracks produce more net revenue for us than wagers placed on imported racing signals, because we must pay the racetrack sending us its signal a fee generally equal to 3% to 4% of the amount wagered on its race. Wagers placed on imported signals, in turn, produce more revenue for us than wagers placed on our signals exported to off-track venues (i.e. other racetracks, OTB facilities or casinos), where we are paid a commission generally equal to only 3% to 4% of the amount wagered at the off-track venue on the signal we export to those venues. Revenues from our telephone and Internet account wagering operations vary depending upon the source of the signal upon which the wager is placed.

        We also generate non-wagering revenues consisting primarily of commissions earned from the Flamboro Downs slot facility, food and beverage sales, program sales, admissions income, parking revenues, sponsorship revenues and revenues from the rental of our facilities to other racing operators.

        Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racetrack revenues. Such factors include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our XpressBet® and MagnaBet™ systems; the number of races conducted at our racetracks and at racetracks whose signals we import and the average field size per race; our ability to attract the industry's top horses and trainers; inclement weather; and changes in the economy.

        Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2004, 2003 and 2002 as well as of those live race days during our ownership or operation of the racetracks.

	Year ended 12/31/04		Year ended 12/31/03		Year ended 12/31/02
	Total	During Our Ownership/ Operation	Total	During Our Ownership/ Operation	Total	During Our Ownership/ Operation
Largest Racetracks
Santa Anita Park(1)	84	84	86	86	84	84
Gulfstream Park	91	91	89	89	90	90
Golden Gate Fields	105	105	106	106	103	103
Bay Meadows	104	104	105	105	105	105
Laurel Park	58	58	142	142	107	18
Lone Star Park	81	81	103	103	103	15
Pimlico Race Course	137	137	71	71	110	—

	660	660	702	702	702	415

Other Racetracks
The Meadows	206	206	207	207	210	210
Thistledown	183	183	188	188	187	187
Flamboro Downs	258	258	262	188	257	—
Remington Park	93	93	82	82	105	105
Portland Meadows	78	78	86	86	47	47
Great Lakes Downs	118	118	118	118	118	118
Magna Racino™	50	50	—	—	—	—

	986	986	943	869	924	667

Total	1,646	1,646	1,645	1,571	1,626	1,082

(1)
Excludes The Oak Tree Meet which consisted of 26 days in 2004, 32 days in 2003 and 26 days in 2002.

        We recognize revenue prior to our payment of purses, stakes, awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "purses, awards and other" in our consolidated financial statements.

        Our operating costs principally include salaries and benefits, utilities, the cost of food and beverages sold, racetrack repairs and maintenance expenses, sales and marketing expenses, rent, printing costs, property taxes, license fees and insurance premiums.

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

        As of December 31, 2004, the aggregate net book values of our real estate properties is as follows:

$ millions
Revenue-Producing Racing Real Estate	677.3
Excess Racing Real Estate	98.3
Development Real Estate	50.6
Revenue-Producing Non-Racing Real Estate	83.5
Non-Core Real Estate	2.5

912.2

        Included in our Excess Racing Real Estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park, Pimlico Race Course and Magna Racino™, totaling approximately 786 acres. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary financing.

        Our Development Real Estate, which is largely undeveloped, includes approximately 27 acres of land in Oberwaltersdorf, Austria, located approximately 20 miles south of Vienna, Austria; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 491 acres of land in Ocala, Florida; 157 acres of land in Palm Beach County, Florida, adjacent to our Palm Meadows® training facility, which is currently in the initial stages of development as a residential community; and approximately 21 acres of land in Aurora, Ontario, adjacent to one of our golf courses, which is currently under development for a residential community.

        Our Revenue-Producing Non-Racing Real Estate consists of two golf courses that we own and operate, Fontana Sports and Magna Golf Club. Fontana Sports, which opened in 1997, is a semi-private sports facility located in Oberwaltersdorf, Austria that includes an 18-hole golf course, a tennis club, and a clubhouse which contains a dining facility, a pro shop and a fitness facility. The Magna Golf Club, an 18-hole golf course in Aurora, Ontario, adjacent to our and Magna's headquarters approximately 30 miles north of Toronto, opened in May 2001. The clubhouse was completed in the spring of 2002 and contains a dining facility, a members' lounge, a pro shop and a fitness facility.

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates that affect the amounts reported and disclosed in the consolidated financial statements. We base our estimates on historical experience and various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, we evaluate our estimates. However, actual results could differ from those estimates under different assumptions or conditions.

        Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Intangible and Long-Lived Assets

        Our most significant intangible assets are racing licenses which represent the value attributed to licenses to conduct race meets acquired through our acquisition of racetracks. In accordance with Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", intangibles are evaluated for impairment on an annual basis or when impairment indicators are present. An impairment write-down to fair value would occur if discounted cash flows from operations net of the fair value of the long-lived assets is less than the carrying amount of the racing license.

        Under Financial Accounting Standards Board Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets", our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such events or changes in circumstances are present, we assess the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management.

        We believe the accounting estimates related to intangibles and long-lived asset impairment assessments are "critical accounting estimates" because they are subject to significant measurement uncertainty and are susceptible to change as management is required to make forward looking assumptions regarding cash flows and business operations. Any resulting impairment loss could have a material impact on our consolidated operating results and on the amount of assets reported on our consolidated balance sheets.

Future Income Tax Assets

        At December 31, 2004, we had recorded future tax assets (net of related valuation allowances) in respect of loss carryforwards and other deductible temporary differences. We evaluate quarterly the realizability of our future tax assets by assessing our valuation allowance and by adjusting the allowance as necessary. The assessment considers forecasts of future taxable income and tax planning strategies that could be implemented to realize the future tax assets. Should operations not yield future taxable income or if tax planning strategies could not be implemented, then there could be a material impact on our consolidated tax expense or recovery and on the amount of future tax assets reported on our consolidated balance sheets.

Stock-Based Compensation

        Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation", provides companies an alternative to accounting for stock-based compensation. The pronouncement encourages, but does not require, companies to recognize an expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to continue to follow the intrinsic method which does not give rise to an expense, provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. We account for stock based compensation under the intrinsic value method and provide pro-forma disclosure as required by SFAS 123. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The Company is currently reviewing the alternatives for implementation of this revised standard and has not yet determined the methodology for implementation or the impact on the Company's financial statements.

Litigation

        In the ordinary course of business, we may be contingently liable for litigation and claims with, among others, customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to accurately estimate the extent of potential costs and losses, if any, management believes, but can provide no assurance, that the ultimate resolution of such contingencies would not have a material adverse effect on our financial position.

Related Party Transactions

        Refer to Note 18 to our consolidated financial statements, which describes all material related party transactions.

Results of Operations

        The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31, 2004 Compared to December 31, 2003

Racing operations

        In 2004, we operated our largest racetracks for 42 fewer live race days compared to the prior year, primarily due to the cancellation of the quarter horse meet at Lone Star Park and The Maryland Jockey Club's desired reduction in race days. Pimlico Race Course and Laurel Park combined had 195 live race days in 2004 as compared to 213 live race days in 2003. Our other racetracks operated an additional 117 live race days in 2004, compared to the prior year, primarily due to the completion of the acquisition of Flamboro Downs on April 16, 2003 which added 70 live race days, the opening of Magna Racino™ on April 4, 2004 which added 50 live race days, the return of the spring quarter horse meet at Remington Park which added 11 live race days, partially offset by 8 fewer live race days at Portland Meadows as a result of Portland Meadows' desired reduction in race days.

        Revenues from our racing operations were $691.6 million in 2004, compared to $687.2 million in 2003, an increase of $4.4 million or 0.6%. The 2003 revenues include $8.5 million of revenue generated on the sale of excess land at Golden Gate Fields. The increase is primarily attributable to the acquisition of Flamboro Downs on April 16, 2003, the opening of our newest racetrack, Magna Racino™, near Vienna, Austria on April 4, 2004, increased decoder revenues at our California racetracks as a result of revenue being recognized for amounts previously in dispute, increased attendance and wagering at Pimlico on the Preakness Stakes®, increased revenues earned at Lone Star Park at Grand Prairie as a result of hosting the 2004 Breeders' Cup™ and increased stall rent at Palm Meadows®, our thoroughbred training center in Palm Beach County, Florida, partially offset by fewer live race days at our largest tracks and reduced on-track and inter-track wagering revenues at several of our facilities due to lower average daily attendance.

        In 2004, gross wagering revenues from our racing operations decreased $2.6 million or 0.5% to $559.3 million, compared to $561.9 million in 2003, primarily due to a number of the factors noted above. Non-wagering revenues in 2004 increased 5.6% to $132.3 million compared to $125.2 million in 2003, primarily due to the opening of Magna Racino™, the acquisition of Flamboro Downs, increased decoder revenues at our California racetracks, increased admissions and parking revenues at The Maryland Jockey Club due to increased attendance during the Preakness Stakes®, increased commissions earned at Lone Star Park at Grand Prairie as a result of the 2004 Breeders' Cup™ and increased stall rent at Palm Meadows®. As a percentage of gross wagering revenues, non-wagering revenues increased from 22.3% in 2003 to 23.6% in 2004, primarily as a result of the same factors. The sale of excess lands at Golden Gate Fields in 2003 of $8.5 million was included in non-wagering revenues.

        Purses, awards and other increased 1.0% to $340.0 million in 2004 from $336.8 million in 2003, primarily due to increased wagering at Pimlico during the Preakness Stakes®, the opening of Magna Racino™ for live racing and the acquisition of Flamboro Downs, partially offset by reduced gross wagering revenues at several of our facilities in 2004. As a percentage of gross wagering revenues, purses, awards and other increased from 59.9% in 2003 to 60.8% in 2004, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs in our racing operations increased $28.0 million to $287.4 million in 2004, from $259.4 million in 2003, primarily due to the opening of Magna Racino™ for live racing, pre-operating and start-up costs related to RaceONTV™ and other European business developments, the acquisition of Flamboro Downs, additional distribution and production costs at HRTV™ as a result of the carriage agreement with the operator of the Dish Network™ and increased costs at Santa Anita Park with the opening of an entertainment facility including a new restaurant and sports bar. As a percentage of total racing revenues, operating costs increased from 37.7% in 2003 to 41.6% in 2004, primarily due to the factors described above.

        General and administrative expenses in our racing operations increased $0.3 million to $67.0 million in 2004 compared to $66.7 million in 2003. General and administrative expenses in 2004 include approximately $2.7 million of costs that relate to the start-up of our European business units. Excluding the start-up costs associated with our European operations, general and administrative expenses decreased $2.4 million from 2003 as a result of focused efforts to reduce costs. Corporate costs included in general and administrative expenses declined approximately $0.9 million as a result of reduced salaries and wages, which were largely offset by expenses related to Sarbanes-Oxley requirements, bank service charges, increased rent at our head office and costs incurred with MID's decision not to proceed with an unsolicited offer to take MEC private. As a percentage of total racing revenues, general and administrative expenses remained constant at 9.7% in 2004 and 2003, primarily due to cost containment efforts and higher racing revenues.

Real estate and other operations

        Revenues from real estate and other operations were $40.0 million in 2004, compared to $21.8 million in 2003. The increase in revenues is primarily attributable to the sale of four Non-Core Real Estate properties in 2004 and higher annual dues and initiation fee revenues from our Magna Golf Club and Fontana Sports facilities as a result of increased membership at both facilities. In 2004, the sale of four Non-Core Real Estate properties generated revenues of $16.4 million and income before income taxes of $9.6 million. In 2003, only one Non-Core Real Estate property was sold generating revenue of $2.6 million which was equal to the carrying value of the property.

Predevelopment and other costs

        Predevelopment and other costs were $20.5 million in 2004, compared to $8.8 million in 2003. Predevelopment and other costs in the current year represent costs of $13.5 million incurred pursuing alternative gaming opportunities in states where we currently operate, $2.7 million on the development of a simplified wagering machine that will simplify the pari-mutuel wagering process for the customer, $1.3 million of costs relating to the Laurel Park redevelopment and $3.0 million of costs relating to development initiatives undertaken to enhance our racing operations. In 2003, the predevelopment and other costs that we incurred represented costs of $4.2 million pursuing alternative gaming opportunities, a $0.8 million write-off of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $3.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $5.6 million from $31.9 million in 2003 to $37.5 million in 2004, primarily due to depreciation at Magna Racino™, which commenced operations on April 4, 2004 and increased depreciation at our Palm Meadows® training center related to additional stall and dormitory construction, partially offset by reduced depreciation at Gulfstream Park as a result of the write-down of long-lived assets recorded in the second quarter of 2004 and at Remington Park as a result of the write-down of long-lived assets recorded in the fourth quarter of 2003.

Interest income and expense

        Our net interest expense for 2004 increased $10.5 million to $24.1 million from $13.6 million in 2003. The higher net interest expense is primarily attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003, the issuance of a 15 million Euro term loan facility in the first quarter of 2004, borrowings on our Corporate revolving credit facility as well as less interest being capitalized with respect to projects under development. In 2004, $4.0 million of interest was capitalized with respect to projects under development, compared to $7.3 million in the prior year.

Write-down of long-lived assets

        As a result of the major redevelopment of the Gulfstream Park racetrack, which entails the demolition of a substantial portion of the current buildings and related structures, and the redevelopment of Laurel Park's racing surfaces, a write-down of long-lived assets was necessary. As a result, we have recognized non-cash write-downs of $26.3 million and $0.4 million relating to Gulfstream Park and Laurel Park's long-lived assets, respectively, during the year ended December 31, 2004.

Income tax provision

        We recorded an income tax benefit of $1.7 million on a loss before income taxes of $97.3 million in the year ended December 31, 2004, whereas in the year ended December 31, 2003 we recorded an income tax benefit of $58.4 million on a loss before income taxes of $163.5 million. The income tax benefit recorded for 2004 of $1.7 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized at our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return. Our effective income tax rate for 2003, adjusted for equity income, was 35.5%.

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

        Revenues from our racing operations were $687.2 million in 2003, compared to $522.6 million in 2002, an increase of $164.5 million or 31.5%. The increase is primarily attributable to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, which generated additional revenues in 2003 of $95.5 million, $59.7 million and $20.5 million, respectively, partially offset by reduced revenues due to lower average daily attendance and decreased on-track wagering activity at certain of our facilities. Also contributing to the decline was a generally weak United States economy and inclement weather experienced in the year, particularly in the northeast region of the United States where several of our facilities are located, which resulted in live race day and simulcast signal cancellations. As noted previously, 2003 racing revenues include $8.5 million of revenue generated on the sale of excess real estate at Golden Gate Fields.

        In 2003, gross wagering revenues from our racing operations increased 24.7% to $561.9 million, compared to $450.7 million in 2002, primarily due to the acquisitions of The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, partially offset by declines in average daily attendance which resulted in lower volumes of on-track live and import handle and related revenues at certain of our facilities. Non-wagering revenues in 2003 increased 74.2% to $125.2 million, compared to $71.9 million in 2002, primarily due to our recent acquisitions. As a percentage of gross wagering revenues, non-wagering revenues increased from 15.9% in 2002 to 22.3% in 2003 primarily as a result of the $8.5 million of revenue from the sale of excess real estate at Golden Gate Fields included in non-wagering revenues, commissions earned from the Flamboro Downs slot facility and sponsorship revenues earned at Lone Star Park at Grand Prairie, The Maryland Jockey Club and on the Sunshine Millions®.

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

        Operating costs increased $76.0 million to $259.4 million in 2003. The increased operating costs included additional operating costs of $68.4 million incurred by our recent acquisitions, The Maryland Jockey Club, Lone Star Park at Grand Prairie and Flamboro Downs, $8.5 million of costs related to the sale of excess real estate at Golden Gate Fields and additional rent expense incurred at our Bay Meadows facility of $2.9 million, partially offset by operating cost reductions at our other racetracks. As a percentage of total racing revenues, operating costs increased from 35.1% in 2002 to 37.7% in 2003. The increase in operating costs as a percentage of revenues was primarily the result of additional costs incurred by our recent acquisitions, the sale of the excess real estate at Golden Gate Fields and additional rent expense incurred at our Bay Meadows facility. Excluding these factors, operating costs as a percentage of total racing revenues were 26.1% in 2003. Other factors contributing to higher operating costs in 2003 were start-up costs related to HRTV™, Palm Meadows® and the inaugural running of the Sunshine Millions®.

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

Write-down of long-lived and intangible assets

        Pursuant to SFAS 144 and SFAS 142, our long-lived assets, racing licenses and other intangible assets were tested for impairment after completion of our annual business planning process. As a result of the assets' carrying value at December 31, 2003 exceeding their fair value at certain of our business units, we recognized a non-cash impairment charge of $3.9 million related to long-lived assets and a non-cash impairment charge of $130.9 million related to the racing licenses and other intangible assets.

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

Year Ended December 31, 2002 Compared to December 31, 2001

Racing operations

        Revenues from our racing operations were $522.6 million in 2002, compared to $459.4 million in 2001, an increase of $63.2 million or 13.8%. The increase resulted primarily from additional live race days at Gulfstream Park, the acquisition of MEC Pennsylvania in April 2001 and Multnomah in October 2001, the lease of Portland Meadows in July 2001, the acquisition of Lone Star Park at Grand Prairie in October 2002 and The Maryland Jockey Club in November 2002, the launch of XpressBet® in California in January 2002 and improved results at Santa Anita Park.

        In 2002, gross wagering revenues for our racing operations increased 14.4% to $450.7 million, compared to $394.0 million in 2001, primarily as a result of the additional live race days at Gulfstream Park, increased average daily handle at Santa Anita Park and the completion of our acquisitions, partially offset by decreased revenues at certain of our racetracks as a result of lower average daily attendance, fewer live race days and a generally weak U.S. economy. Non-wagering revenues in 2002 increased 9.9% to $71.9 million compared to $65.4 million in 2001. Contributing to the increase in non-wagering revenues were increases in revenues from parking, racing and concert admissions, program sales and food and beverage operations related to the increase in live race days and due to our acquisitions.

        Purses, awards and other increased by 13.4% to $276.0 million in 2002 from $243.4 million in 2001 primarily due to the increase in gross wagering revenues for the year. As a percentage of gross wagering revenue, purses, awards and other decreased from 61.8% in 2001 to 61.2% in 2002. Operating costs increased to $183.4 million in 2002 from $152.6 million in 2001. The increased operating costs included $24.4 million related to acquisitions or new business units not included in the prior year. As a percentage of total racing revenues, operating costs increased from 33.2% in 2001 to 35.1% in 2002. The increase in operating costs as a percentage of revenue was primarily the result of an increase in insurance costs of $3.6 million, start-up costs of $1.3 million related to XpressBet® and the launch of HorseRacing TV™ and an increase in utility costs of approximately $0.8 million.

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

Write-down of long-lived and intangible assets

        Pursuant to SFAS 144 and SFAS 142, our long-lived assets and racing licenses were tested for impairment after completion of our annual business planning process. As a result of declining attendance and related revenues at Remington Park and Great Lakes Downs, operating profits and cash flows were lower than expected in 2002. Based on these results, the earnings forecasts for these two racetracks were revised and we recognized a non-cash impairment charge of $14.7 million related to our long-lived assets and a non-cash impairment charge of $2.8 million related to the racing licenses in 2002.

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

Liquidity and Capital Resources

Year Ended December 31, 2004

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $45.5 million to a use of cash of $45.3 million in 2004 from a source of cash of $0.2 million in 2003, primarily due to decreased earnings in 2004 adjusted for the write-downs of long-lived and intangible assets. In 2004, cash provided from non-cash working capital balances was $8.8 million compared to cash provided from non-cash working capital balances of $13.6 million in 2003. Cash provided from non-cash working capital balances of $8.8 million in 2004 is primarily due to an increase in accounts receivable, partially offset by increases in accounts payable, accrued salaries and wages, other accrued liabilities and deferred revenues at December 31, 2004 compared to the respective balances at December 31, 2003.

Investment activities

        Cash used in investment activities in 2004 was $120.7 million, including expenditures of $139.9 million on real estate property and fixed asset additions and $0.6 million on other asset additions, partially offset by $19.8 million of net proceeds received on the disposal of Non-Core Real Estate and fixed assets. Expenditures on real estate property and fixed asset additions in 2004 consisted of $41.7 million on the Gulfstream redevelopment, $36.6 million on Magna Racino™, $19.4 million at The Maryland Jockey Club, $12.1 million for construction at our Palm Meadows® training center, $9.7 million on maintenance capital improvements, $4.0 million on the entertainment facility including a new restaurant and sports bar at Santa Anita Park, $0.8 million for the purchase of land in Ocala, Florida and $15.6 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $117.3 million in 2004 arising from the issuance of debt of $142.6 million, the utilization of our credit facilities of $29.5 million, the issuance of $0.9 million of share capital on the exercise of stock options, partially offset by repayments of long-term debt of $55.7 million. The issuance of debt of $142.6 million is comprised primarily of $75.0 million of debt incurred by The Santa Anita Companies, Inc., $23.4 million of debt (net of loan origination expenses of $3.0 million) incurred by Gulfstream Park from a financing transaction with MID, debt of $23.6 million incurred by one of our European subsidiaries, debt incurred by another of our European subsidiaries of $18.4 million, $1.3 million of debt incurred by Pimlico Racing Association, Inc. and debt incurred to fund the purchase of a mobile video screen that will be used at our racetracks of $0.9 million.

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

Investment activities

        Cash used in investment activities in 2003 was $109.3 million, including expenditures of $106.0 million on real estate property and fixed asset additions and $16.5 million on other asset additions, including $12.1 million on our acquisition of the master lease on the Portland Meadows racetrack and an interest in the underlying real estate and $4.3 million on our 30% equity investment in AmTote International, Inc., partially offset by $13.2 million of net proceeds received on the disposal of real estate and fixed assets. Expenditures relating to real estate property and fixed asset additions in 2003 were comprised of $31.9 million for our Austrian racetrack under development, $29.4 million for the construction of our Palm Meadows® training center, maintenance capital improvements of $16.2 million, $4.9 million for the construction of our horse bedding manufacturing facility in North Carolina, $3.7 million for the purchase of land adjacent to the Pimlico Race Course, $2.1 million for improvements at Lone Star Park at Grand Prairie and $17.8 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and account wagering and television related activities.

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

Investment activities

        Cash used in investment activities in 2002 was $226.2 million, including $146.3 million spent on acquisitions, primarily for Lone Star Park at Grand Prairie and The Maryland Jockey Club, expenditures of $107.2 million on real estate property and fixed asset additions and $26.6 million in other asset additions, partially offset by $53.9 million of proceeds received on the sale of Non-Core Real Estate. Expenditures relating to real estate property and fixed assets for 2002 included $42.0 million for the construction of our Palm Meadows® training center, $23.3 million for our Austrian racetrack under development, $8.1 million for the completion of our Magna Golf Club clubhouse, $7.6 million for the purchase of 435 acres of land in Ocala, Florida and maintenance capital improvements of $9.9 million. The remaining $16.3 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and account wagering and television related activities. Other asset additions included our cash advance of $23.1 million to Ontario Racing Inc. related to the purchase of Flamboro Downs.

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

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($62.4) million at December 31, 2004, compared to ($45.3) million at December 31, 2003. The decreased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to an increase in current assets excluding cash and cash equivalents of $14.3 million, partially offset by an increase in current liabilities excluding bank indebtedness and the current portion of long-term debt of $31.4 million.

        In December 2004, certain of our subsidiaries entered into a project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park of $115 million. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2008, payment of interest will be deferred. Commencing January 1, 2008, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loans contain cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by The Meadows and is collateralized principally by first-ranking security over the lands forming part of the race track operations at Gulfstream Park and The Meadows and certain lands adjacent to the racetrack operations at Gulfstream Park and over all other assets of Gulfstream Park and The Meadows, excluding licenses and permits. At December 31, 2004, $26.4 million was outstanding under the Gulfstream Park loan. We incurred loan origination expenses of $3.0 million, which have been recorded as a reduction of the outstanding loan balance. The loan balance will be accreted to its face value over the term to maturity.

        In December 2004, certain of our subsidiaries also entered into a binding term sheet with MID for project financing to fund part of the proposed redevelopment at The Meadows for $77 million. The project financing for The Meadows redevelopment would be on substantially the same terms as the project financing for the Gulfstream Park redevelopment and would be guaranteed by our subsidiary that owns and operates Gulfstream Park and would be cross-defaulted with the Gulfstream Park loan. The Meadows project financing is contingent on a number of events, including the issuance of a licence to The Meadows to operate slot machines and additional financing from other sources.

        In December 2004, one of our European subsidiaries entered into a financing arrangement which is collateralized by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the ninth installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At December 31, 2004, $23.9 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a similar arrangement that is collateralized by an assignment of the future amounts receivable under the Magna Golf Club access agreement. We received proceeds of $13.7 million Cdn. that is repayable in three annual installments of $5.0 million Cdn. commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that was scheduled to mature on November 30, 2004, however, on October 7, 2004, the facility was amended and extended until October 7, 2007, subject to a further extension at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under the amended and extended facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a First Deed of Trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. At December 31, 2004, $73.8 million was outstanding under this fully drawn facility.

        In October 2004, the credit agreement for our $50.0 million senior secured revolving credit facility was amended and extended until October 10, 2005, and may be further extended with the consent of both parties. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. At December 31, 2004, we had borrowed $27.5 million and issued letters of credit totaling $21.9 million under this facility. On February 18, 2005, we amended our credit agreement including the financial covenants for the facility effective December 31, 2004 and accordingly, at December 31, 2004, we were in compliance with the amended agreement and related financial covenants. However, our ability to continue to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. It is possible that we may not be able to meet the financial covenants under our $50.0 million senior revolving credit facility, as currently stated, at the quarterly reporting dates during the remaining term of the facility, which expires on October 10, 2005, unless extended with the consent of both parties. If we fail to comply with these financial covenants and the bank is unwilling to waive such a covenants breach or amend the agreement and related financial covenants, it will result in the occurrence of an event of default under the facility, and the lender could therefore demand repayment. In addition, as a result of a cross-default provision in The Santa Anita Companies, Inc. term loan facility, a default under the senior secured revolving credit facility would also constitute an event of default under The Santa Anita Companies, Inc. term loan facility, unless waived by the lender, and the lender could therefore demand repayment.

        A subsidiary of the Company, Pimlico Racing Association, Inc., had a $10.0 million revolving credit loan facility that was scheduled to mature on September 7, 2004, but was extended until October 28, 2004, at which date, the facility was converted to a term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At December 31, 2004, $10.0 million was outstanding under this term loan facility.

        In March 2004, one of our European subsidiaries entered into a 15 million Euro term loan facility secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At December 31, 2004, $20.3 million was outstanding under this facility, which matures on December 15, 2006.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after June 2, 2006. At December 31, 2004, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after December 21, 2005. At December 31, 2004, all of the notes remained outstanding.

        One of our European subsidiaries is party to a Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At December 31, 2004, $20.3 million was outstanding on this facility which matures on February 9, 2007.

        One of our subsidiaries has issued a promissory note denominated in Canadian dollars, secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. At December 31, 2004 the note is valued at $38.8 million and is repayable in annual installments of $2.1 million with the remaining amount due in June 2007.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at 5.0% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At December 31, 2004, $17.8 million and $4.5 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At December 31, 2004, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        At December 31, 2004, we had cash and cash equivalents of $60.6 million, bank indebtedness of $27.5 million and total shareholders' equity of $578.7 million. At December 31, 2004, we were in compliance with all of our debt agreements and related covenants.

Liquidity

        We expect that during 2005, we will be required to seek additional debt and/or equity financing in order to fund our current planned operations and the implementation of our strategic plan, including capitalizing on future growth opportunities. We also intend to generate cash by monetizing certain of our receivables, selling some of our real estate holdings and other assets and/or entering into leases or similar arrangements with respect to such real estate holdings or other assets in order to fund our current planned operations and certain portions of our strategic plan. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our business, operations and financial condition may be materially adversely affected, including, without limitation, our ability to add alternative gaming to our racetracks where permitted or improve or expand our operations as planned.

        We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of Non-Core Real Estate and other assets will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. We are currently in active discussions to secure additional financing and sources of funds from, and may enter into transactions with, a variety of public and private sources, which could include MID.

Contractual Obligations

        Our commitments to make future payments consist primarily of repayments of long-term debt including capital lease obligations and an amount due to our parent, obligations under operating and facility leases, construction commitments and other long-term liabilities. Our contractual obligations at December 31, 2004 are as follows:

($ thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	17,762	176,970	10,347	62,070	267,149
Convertible subordinate notes	—	—	75,000	150,000	225,000
Capital lease obligations	1,320	2,772	2,904	29,964	36,960
Operating leases(1)	1,371	872	70	—	2,313
Facility leases	1,779	1,579	1,337	532	5,227
Construction and development project commitments	78,600	—	—	—	78,600
Other long-term liabilities	11,919	—	—	—	11,919

	112,751	182,193	89,658	242,566	627,168

(1)
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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at December 31, 2004 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under the credit facility, which is $73.8 million as at December 31, 2004. The maturity date of this contract is October 31, 2007.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25 ("APB 25") and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123, however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in Note 20 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Statement 123(R) must be adopted no later than July 1, 2005. The Company is currently reviewing the Statement, but has not yet determined the methodology it will follow for implementation, or the impact on the Company's financial statements.

        The United States Securities and Exchange Commission ("SEC") has recently announced that the use of the residual method to value acquired assets other than goodwill is prohibited. Instead, a direct value method must be used to determine the fair value of intangible assets. The SEC announcement is effective for business combinations consummated after September 29, 2004 and also requires companies to perform the annual impairment test using a direct value method on all identifiable assets that were previously valued using the residual method no later than the beginning of January 1, 2005. Although the Company is currently reviewing this announcement, the impact, if any, on the Company's financial statements has not yet been determined.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is incorporated by reference to the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF THE INDEPENDENT AUDITORS

To the Shareholders of Magna Entertainment Corp.

        We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Toronto, Canada	Ernst & Young LLP
February 7, 2005, except for Notes 11(a) and 21, as to which the date is February 18, 2005

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands, except per share figures)
		Years ended December 31,
	Note	2004	2003	2002
Revenues	17,18
Racing
Gross wagering		$559,300	$561,927	$450,732
Non-wagering		132,260	125,238	71,889

		691,560	687,165	522,621

Real estate and other
Sale of real estate		16,387	2,649	8,891
Golf and other		23,630	19,121	17,709

		40,017	21,770	26,600

		731,577	708,935	549,221

Costs and expenses
Racing
Purses, awards and other		339,991	336,770	276,019
Operating costs		287,350	259,400	183,370
General and administrative		66,962	66,651	41,522
Real estate and other
Cost of real estate sold		6,762	2,618	6,718
Operating costs		17,511	16,600	13,621
General and administrative		2,147	2,362	2,266
Predevelopment and other costs		20,508	8,767	2,299
Depreciation and amortization		37,510	31,897	22,834
Interest expense, net	12	24,091	13,620	709
Write-down of long-lived and intangible assets	4	26,685	134,856	17,493
Write-down of excess real estate	5	—	—	5,823
Equity income	2	(635)	(1,153)	(463)

		828,882	872,388	572,211

Loss before income taxes		(97,305)	(163,453)	(22,990)
Income tax benefit	10	(1,669)	(58,356)	(8,595)

Net loss		(95,636)	(105,097)	(14,395)
Other comprehensive income (loss)
Foreign currency translation adjustment	15	15,627	40,493	16,335
Change in fair value of interest rate swap	16	660	583	(1,306)

Comprehensive income (loss)		$(79,349)	$(64,021)	$634

Loss per share for Class A Subordinate Voting Stock, Class B Stock or Exchangeable Share:
Basic and Diluted	14	$(0.89)	$(0.98)	$(0.14)

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year (in thousands):
Basic and Diluted	14	107,323	107,143	100,674

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
		Years ended December 31,
	Note	2004	2003	2002
Cash provided from (used for):
OPERATING ACTIVITIES:
Net loss		$(95,636)	$(105,097)	$(14,395)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities
Depreciation and amortization		37,510	31,897	22,834
Future income taxes	10	(4,907)	(63,806)	(9,409)
Gain on disposal of real estate properties		(9,625)	(31)	(2,173)
Loss on disposal of fixed assets	19	96	—	—
Write-down of long-lived, intangible and other assets	4	26,685	137,436	17,493
Write-down of excess real estate	5	—	—	5,823
Equity income	2	(635)	(1,153)	(463)
Amortization of convertible subordinated notes issue costs	13	1,090	800	33
Other		123	144	—

		(45,299)	190	19,743

Changes in non-cash working capital
Restricted cash		(114)	(4,705)	4,279
Accounts receivable		(9,490)	14,945	(3,361)
Income taxes receivable		(36)	(1,571)	(8,128)
Prepaid expenses and other		458	2,887	(1,994)
Accounts payable		3,656	1,038	11,606
Accrued salaries and wages		2,441	(702)	1,220
Customer deposits		337	(165)	552
Other accrued liabilities		3,211	(766)	(4,751)
Deferred revenue		8,317	2,653	1,020

		8,780	13,614	443

		(36,519)	13,804	20,186

INVESTMENT ACTIVITIES:
Acquisition of businesses, net of cash	2	—	—	(146,304)
Real estate property additions		(130,210)	(102,195)	(99,109)
Fixed asset additions		(9,730)	(3,763)	(8,056)
Other asset additions		(582)	(16,549)	(26,653)
Proceeds on real estate sold to a related party	18	—	—	42,363
Proceeds on disposal of real estate properties		18,801	13,248	11,510
Proceeds on disposal of fixed assets	19	1,040	—	—

		(120,681)	(109,259)	(226,249)

FINANCING ACTIVITIES:
Increase (decrease) in bank indebtedness	11	29,500	(42,779)	49,475
Issuance of long-term debt		142,616	16,110	906
Repayment of long-term debt		(55,651)	(17,513)	(15,828)
Issuance of share capital	14	852	29	142,422
Issuance of convertible subordinated notes	13	—	145,000	72,200

		117,317	100,847	249,175

Effect of exchange rate changes on cash and cash equivalents		717	6,734	5,357

Net increase (decrease) in cash and cash equivalents during the year		(39,166)	12,126	48,469
Cash and cash equivalents, beginning of year		99,807	87,681	39,212

Cash and cash equivalents, end of year		$60,641	$99,807	$87,681

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars and share amounts in thousands)

		December 31,
	Note	2004	2003
ASSETS
Current assets:
Cash and cash equivalents		$60,641	$99,807
Restricted cash		25,478	24,738
Accounts receivable		47,655	34,215
Income taxes receivable		1,798	1,809
Prepaid expenses and other		13,069	12,939

		148,641	173,508

Real estate properties, net	6	912,243	838,870

Fixed assets, net	7	51,538	31,355

Racing licenses	8	240,893	236,098

Other assets, net	9	14,793	13,079

Future tax assets	10	35,245	30,030

		$1,403,353	$1,322,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	11	$27,500	$6,696
Accounts payable		91,690	87,635
Accrued salaries and wages		10,306	7,689
Customer deposits		2,905	2,568
Other accrued liabilities		27,558	11,901
Long-term debt due within one year	12	17,763	58,048
Deferred revenue		17,951	9,204

		195,673	183,741

Long-term debt	12	241,498	122,026

Long-term debt due to parent	18	23,408	—

Convertible subordinated notes	13	219,257	218,167

Other long-term liabilities	20	11,919	11,725

Future tax liabilities	10	132,918	130,227

Commitments and contingencies	18, 19
Shareholders' equity:
Class A Subordinate Voting Stock (Issued: 2004 — 48,879; 2003 — 48,680)	14	318,003	317,028
Class B Stock (Issued: 2004 and 2003 — 58,466)	14	394,094	394,094
Contributed surplus	18	17,282	17,282
Deficit		(203,654)	(108,018)
Accumulated comprehensive income	15, 16	52,955	36,668

		578,680	657,054

		$1,403,353	$1,322,940

On behalf of the Board:

Director	Director

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Class A Subordinate Voting Stock	Exchangeable Shares	Class B Stock	Contributed Surplus	Retained Earnings (Deficit)	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2001	$157,633	$16,800	$394,094	$7,290	$11,474	$(19,437)
Activity for the year ended December 31, 2002:
Net loss					(14,395)
Net gain on sale of real estate to a related party (note 18)				9,992
Foreign currency translation adjustment (note 15)						16,335
Change in fair value of interest rate swap (note 16)						(1,306)
Issue of Class A Subordinate Voting Stock on completion of public offering (note 14)	142,084
Issue of Class A Subordinate Voting Stock on exercise of stock options (note 14)	87
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 14)	251
Conversion of Exchangeable Shares to Class A Subordinate Voting Stock (note 14)	16,800	(16,800)

Balances at December 31, 2002	316,855	—	394,094	17,282	(2,921)	(4,408)
Activity for the year ended December 31, 2003:
Net loss					(105,097)
Foreign currency translation adjustment (note 15)						40,493
Change in fair value of interest rate swap (note 16)						583
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 14)	144
Issue of Class A Subordinate Voting Stock on exercise of stock options (note 14)	29

Balances at December 31, 2003	317,028	—	394,094	17,282	(108,018)	36,668
Activity for the year ended December 31, 2004:
Net loss					(95,636)
Foreign currency translation adjustment (note 15)						15,627
Change in fair value of interest rate swap (note 16)						660
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 14)	123
Issue of Class A Subordinate Voting Stock on exercise of stock options (note 14)	852

Balances at December 31, 2004	$318,003	$—	$394,094	$17,282	$(203,654)	$52,955

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.     SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

        Magna Entertainment Corp. (the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon, Ontario, Canada and Ebreichsdorf, Austria and supplies, via simulcasting, live racing content to the growing inter-track, off-track and account wagering markets. Throughout 2004, the Company operated or managed twelve thoroughbred racetracks, two standardbred (harness racing) racetracks, two racetracks that run both thoroughbred and standardbred meets and one greyhound track, as well as the simulcast wagering venues at these tracks. Subsequent to December 31, 2004, the Company ceased operations at one of its thoroughbred racetracks and at its only greyhound track. These were operations in leased facilities and the leases were not renewed for 2005. In addition, the Company operates off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European-based account wagering service known as MagnaBet™. The Company also owns and operates HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that was initially launched on the Racetrack Television Network, a network in which the Company has a minority interest, formed to telecast races from the Company's racetracks and other racetracks, via private direct to home satellite, to paying subscribers. In 2004, the Company launched RaceONTV™ in Europe to provide racing content from the Company's racetracks and other U.S. racetracks that have agreed to participate in the Company's international distribution network to locations outside North America. The Company also owns a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of the Company's thoroughbred racetracks, the Company also owns and operates thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. The Company also owns and operates production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product. In addition to racetracks, the Company's real estate portfolio includes two golf courses and related recreational facilities in Austria and Canada, as well as three residential developments in various stages of development in Austria, the United States and Canada.

        These consolidated financial statements have been prepared in U.S. dollars following United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

        These consolidated financial statements include the accounts of Magna Entertainment Corp. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. For those entities in which the Company holds less than 50% ownership interest, the equity or cost method of accounting is utilized based on an assessment of the Company's ability to exercise significant influence over the operations of the entity.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on account, demand deposits and short-term investments with original maturities of less than three months at acquisition and exclude restricted cash which represents segregated cash accounts held by the Company on behalf of others, primarily horse owners.

Impairment of Long-Lived Assets

        Long-lived assets not available for sale are tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such events or changes in circumstances are present, the Company assesses the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management.

        When long-lived assets are identified by the Company as available for sale, if necessary, the carrying value is reduced to the estimated fair value less costs of disposal. Fair value is determined based upon discounted cash flows of the assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

Real Estate Properties

Revenue-Producing Racing Real Estate

        Revenue-producing racing real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over periods ranging from 20 to 40 years.

Excess Racing Real Estate

        Excess racing real estate is real estate at the Company's racetracks that is being considered for development with potential strategic partners or otherwise. Excess racing real estate currently consists of land adjacent to certain of the Company's racetracks including Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park, Pimlico Race Course and Magna Racino™. Excess racing real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

Development Real Estate

        Development real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development.

Revenue-Producing Non-Racing Real Estate

        Revenue-producing non-racing real estate includes golf courses as well as residential development real estate. Revenue-producing non-racing real estate is valued at cost which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over periods ranging from 20 to 40 years.

Non-Core Real Estate

        Non-core real estate includes properties available for sale. Properties available for sale are valued at the lower of cost, which includes acquisition and development costs, and fair value less costs of disposal. The Company evaluates the lower of cost and fair value less costs of disposal whenever events or changes in circumstance indicate possible impairment.

Fixed Assets

        Fixed assets are recorded at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the fixed assets as follows: machinery and equipment over 3 to 15 years, computer hardware and software over 3 to 5 years and furniture and fixtures over 5 to 7 years.

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

Revenue Recognition

        The Company records operating revenues associated with horse racing on a daily basis. Wagering revenues are recognized gross of purses, stakes and awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "purses, awards and other". Non-wagering revenues include slot commissions, food and beverage sales, program sales, admissions, parking, sponsorship, rental fees and other revenues. Slot commissions are recorded as revenues as the amounts are earned from the Ontario Lottery and Gaming Corporation. Revenues from food and beverage and program sales are recorded at the time of sale. Revenues from admissions and parking are recorded on a daily basis, except for seasonal amounts which are recorded ratably over the racing season. Revenues from sponsorship and rental fees are recorded ratably over the terms of the respective agreements or when the related event occurs.

        Revenues from the sale of residential development inventory are recognized when title passes to the purchaser and collection is reasonably assured. Properties which have been sold, but for which these criteria have not been satisfied, are included in development real estate.

        Golf course annual membership fee revenues are recognized as revenue ratably over the applicable season.

Deferred Revenues

        Deferred revenues associated with racing operations consist primarily of prepaid box seats, admission tickets and parking, which are recognized as revenue ratably over the period of the related race meet or when the related racing event occurs.

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

Foreign Exchange

        Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the year-end and revenues and expenses are translated at the average rate during the year. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in accumulated comprehensive income in shareholders' equity. The appropriate amounts of exchange gains or losses included in accumulated comprehensive income are reflected in income when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

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

        The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation is as follows:

	Years ended December 31,
	2004	2003	2002
Net loss, as reported	$(95,636)	$(105,097)	$(14,395)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(972)	(2,181)	(3,009)

Pro-forma net loss	$(96,608)	$(107,278)	$(17,404)

Loss per share
Basic — as reported	$(0.89)	$(0.98)	$(0.14)

Basic — pro-forma	$(0.90)	$(1.00)	$(0.17)

Diluted — as reported	$(0.89)	$(0.98)	(0.14)

Diluted — pro-forma	$(0.90)	$(1.00)	$(0.17)

Loss per Share

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year. Diluted loss per share reflects the assumed conversion of all dilutive securities using the "if converted" method for convertible debentures and the "treasury stock" method for options.

        Under the "if converted" method:

  •
  The convertible subordinated notes are assumed to be converted at the beginning of the period (or at the issuance, if later) and net income (loss) is increased (decreased) by related interest.

        Under the "treasury stock" method:

  •
  The exercise of options is assumed to be at the beginning of the period (or at the time of issuance, if later);

  •
  The proceeds from the exercise of options are assumed to be used to purchase Class A Subordinate Voting Stock at the average market price during the period; and

  •
  The incremental number of shares of Class A Subordinate Voting Stock (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings (loss) per share calculation.

Interest Rate Swaps

        The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The fair value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in other comprehensive income, net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of income taxes in other comprehensive income.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect: the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, however, actual results could differ from these estimates.

Comparative Amounts

        Certain of the comparative amounts have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

        Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods:

  •
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

  •
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro-forma disclosures either: (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is currently reviewing the alternatives for implementation and has not yet determined the methodology for implementation.

        As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in Note 20 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

        The United States Securities and Exchange Commission ("SEC") has recently announced that the use of the residual method to value acquired assets other than goodwill is prohibited. Instead, a direct value method must be used to determine the fair value of intangible assets. The SEC announcement is effective for business combinations consummated after September 29, 2004 and also requires companies to perform the annual impairment test using a direct value method on all identifiable assets that were previously valued using the residual method no later than periods beginning January 1, 2005. Although the Company is currently reviewing this announcement, the impact, if any, on the Company's financial statements has not yet been determined.

2.     ACQUISITIONS AND PRO-FORMA IMPACT

  (a)
  Acquisitions completed in the year ended December 31, 2003

  (i)
  Flamboro Downs Holdings Limited

      On October 18, 2002, the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, were acquired by Ontario Racing Inc. ("ORI"). Flamboro Downs houses a gaming facility with 750 slot machines operated by the Ontario Lottery and Gaming Corporation. ORI was owned by an employee of the Company. On April 16, 2003, the Company received all necessary regulatory approvals for the acquisition of Flamboro Downs, and accordingly, the shares of ORI were transferred to the Company. As the terms of the arrangements between the Company and ORI provided the Company with significant influence over ORI and the entitlements to the undistributed earnings of ORI, the results of operations of ORI were accounted for under the equity method for the period from October 18, 2002 to April 16, 2003.

      The acquisition has been accounted for using the purchase method and the purchase price has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital deficit	$(1,549)
Real estate properties and fixed assets	16,494
Racing license	55,491
Future taxes	(11,031)

Net assets acquired and total purchase price, net of cash acquired	$59,405

The purchase consideration for this acquisition is as follows:
Cash	$23,055
Issuance of secured notes (note 12)	32,855
Obligation with respect to the extension of the slot agreement (note 12)	3,495

$59,405

    (ii)
    AmTote International, Inc.

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

  (b)
  Acquisitions completed in the year ended December 31, 2002

  (i)
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

    (ii)
    The Maryland Jockey Club

      On November 27, 2002, the Company completed the acquisition of a controlling interest in the Pimlico Race Course and Laurel Park, which are operated under the trade name "The Maryland Jockey Club" ("MJC"), for a total purchase price, including transaction costs, of $84.9 million, net of cash acquired of $5.3 million. The total purchase price was satisfied by cash payments of $66.6 million and the obligation to pay $18.3 million, which bears interest at the six month London Interbank Offered Rate ("LIBOR"), upon the exercise of either the put or call option described below. Under the terms of the agreements, the Company acquired a 51% equity and voting interest in The Maryland Jockey Club of Baltimore City, Inc., the owner of Pimlico Race Course, a 51% voting interest and a 58% equity interest on a fully diluted basis in Laurel Racing Assoc., Inc., the general partner and manager of Laurel Racing Association Limited Partnership ("LRALP"), the owner of Laurel Park, and the entire limited partnership interest in LRALP. The Company also purchased options from the De Francis family to buy their remaining voting and equity interests in MJC, which represent all of the minority interests, at any time during the period starting 48 months and ending 60 months after the closing of the transaction. The Company has also granted the De Francis family the option to sell such interests to the Company at any time during the first five years after the closing. In consideration for these options, the Company paid $18.4 million on closing and an additional $18.3 million, plus interest at the six month LIBOR, which will be paid on exercise of the options. The put and call options are viewed, for accounting purposes, on a combined basis with the minority interest and accounted for as a financing of the Company's purchase of such minority interest. Accordingly, the Company has consolidated 100% of the operations of MJC from the date of acquisition. Pimlico Race Course, the home of the Preakness Stakes®, the middle jewel in thoroughbred racing's Triple Crown, and Laurel Park, are located in the Baltimore, Maryland area.

    (iii)
    These acquisitions have been accounted for using the purchase method and the purchase price for these acquisitions has been allocated to the assets and liabilities acquired as follows:

	Lone Star Park at Grand Prairie	The Maryland Jockey Club	Other	Total
Non-cash working capital deficit	$(4,087)	$(12,159)	$(384)	$(16,630)
Real estate properties and fixed assets	64,010	70,458	393	134,861
Racing license	34,357	95,502	—	129,859
Other assets	440	1,330	—	1,770
Goodwill	—	—	585	585
Debt due within one year	(62)	(1,041)	—	(1,103)
Long-term debt	(15,563)	(25,489)	—	(41,052)
Future taxes	—	(43,674)	—	(43,674)

Net assets acquired and total purchase price, net of cash acquired	$79,095	$84,927	$594	$164,616

The purchase consideration for these acquisitions is as follows:
Cash	$79,095	$66,615	$594	$146,304
Issuance of long-term debt (note 12)	—	18,312	—	18,312

	$79,095	$84,927	$594	$164,616

  (c)
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

        The promissory note, which bears interest at 5% per annum, is repayable by Richmond Racing in monthly principal and interest payments of $26 thousand until maturity. MI Racing Inc. also has an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event the Company is unsuccessful in obtaining a racetrack license for a proposed racetrack in Romulus, Michigan or in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license.

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

        Based on the terms contained in the sale and lease arrangement between MI Racing Inc. and Richmond Racing, for accounting purposes, the transaction has not been accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP.

4.     WRITE-DOWN OF LONG-LIVED AND INTANGIBLE ASSETS

        The Company's long-lived assets and racing licenses were tested for impairment upon completion of the Company's annual business planning process. The fair value of the racetracks was determined using the discounted cash flow method, including a probability-weighted approach in considering the likelihood of possible outcomes. It also includes the estimated future cash flows associated with the racing licenses and long-lived assets directly associated with, and expected to arise as a direct result of, the use and disposition of those assets. The fair value determined was then compared to the carrying value of the racing licenses and long-lived assets in order to determine the amount of the impairment. The long-lived assets consist of fixed assets and real estate properties.

        Write-downs and impairment charges relating to long-lived and intangible assets recognized are as follows:

	Years ended December 31,
	2004(i)	2003(ii)	2002(iii)
Gulfstream Park	$26,252	$49,078	$—
The Maryland Jockey Club	433	47,712	—
Bay Meadows	—	20,294	—
Multnomah Greyhound Park	—	5,538	—
Remington Park	—	4,780	7,572
Portland Meadows	—	3,754	—
Thistledown	—	3,700	—
Great Lakes Downs	—	—	9,921

	$26,685	$134,856	$17,493

  (i)
  During the year ended December 31, 2004, the Company commenced a major redevelopment of its Gulfstream Park racetrack and demolished certain long-lived assets. As a result, the Company recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets in connection with the redevelopment.

    The Company also commenced the redevelopment of the racing surfaces at Laurel Park. As a result, the Company recognized a non-cash write-down of $0.4 million related to Laurel Park's long-lived assets in connection with the redevelopment.

  (ii)
  During the year ended December 31, 2003, Gulfstream Park and MJC experienced lower average daily attendance and decreased on-track wagering activity compared to the prior year. Based on these impairment indicators, the Company tested Gulfstream Park's and MJC's long-lived and intangible assets for recoverability. The Company used an expected present value approach of estimated future cash flows, including a probability weighted approach in considering the likelihood of possible outcomes, to determine the fair value of the long-lived and intangible assets. Based on this analysis, non-cash impairment charges were required of Gulfstream Park's racing license of $49.1 million and a portion of MJC's racing license of $47.7 million.

    A non-cash impairment charge of the Bay Meadows' racing license of $19.6 million and goodwill of $0.7 million was required based on uncertainty regarding future renewals of the lease of the Bay Meadows facility, which was renewed on a year-to-year basis in each of 2002 and 2003, but expired on December 31, 2004.

    The operations at Multnomah Greyhound Park, Remington Park, Portland Meadows and Thistledown produced operating losses in 2003. Based on this impairment indicator, the Company tested these racetrack's respective long-lived and intangible assets for recoverability. The Company used an expected present value approach of estimated future cash flows, including a probability weighted approach in considering the likelihood of possible outcomes, to determine the fair value of the long-lived and intangible assets. Based on this analysis, non-cash impairment charges were required of Multnomah Greyhound Park's racing license of $5.5 million, Remington Park's fixed assets of $3.9 million and other intangible assets of $0.9 million, Portland Meadows' racing license of $0.2 million and other intangible assets of $3.6 million and Thistledown's racing license of $3.7 million.

  (iii)
  During the year ended December 31, 2002, the Company's projected future cash flows for its Remington Park and Great Lakes Downs facilities were not sufficient to recover the values of the long-lived and intangible assets, primarily fixed assets and the racing licenses, which resulted in a non-cash impairment charge of $7.6 million at Remington Park and $9.9 million at Great Lakes Downs.

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

6.     REAL ESTATE PROPERTIES

        Real estate properties consist of:

	December 31,
	2004	2003
Revenue-producing racing real estate
Cost
Land and improvements	$219,028	$210,859
Buildings	426,947	253,619
Construction in progress	104,596	101,216

	750,571	565,694
Accumulated depreciation
Buildings	(73,269)	(36,454)

Revenue-producing racing real estate, net	677,302	529,240

Excess racing real estate	98,332	97,201

Development real estate
Cost
Land and improvements	49,400	60,089
Construction in progress	1,222	62,441

Development real estate	50,622	122,530

Revenue-producing non-racing real estate
Cost
Land and improvements	37,543	35,236
Buildings	56,957	53,939

	94,500	89,175
Accumulated depreciation
Buildings	(11,025)	(8,621)

Revenue-producing non-racing real estate, net	83,475	80,554

Non-core real estate
Cost
Land and improvements	2,487	9,247
Buildings	74	1,866

	2,561	11,113
Accumulated depreciation
Buildings	(49)	(1,768)

Non-core real estate, net	2,512	9,345

	$912,243	$838,870

        Included in revenue-producing racing real estate properties are land and improvements and buildings under capital lease with a cost of $45.6 million (December 31, 2003 — $45.6 million) and accumulated depreciation of $4.6 million (December 31, 2003 — $2.5 million).

        The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

7.     FIXED ASSETS

        Fixed assets consist of:

	December 31,
	2004	2003
Revenue-producing racing fixed assets
Cost
Machinery and equipment	$46,282	$35,966
Furniture and fixtures	47,136	26,435

	93,418	62,401
Accumulated depreciation
Machinery and equipment	(21,053)	(16,706)
Furniture and fixtures	(25,861)	(19,996)

Revenue-producing racing fixed assets, net	46,504	25,699

Revenue-producing non-racing fixed assets
Cost
Machinery and equipment	4,693	4,456
Furniture and fixtures	8,102	7,418

	12,795	11,874
Accumulated depreciation
Machinery and equipment	(3,280)	(2,819)
Furniture and fixtures	(4,481)	(3,399)

Revenue-producing non-racing fixed assets, net	5,034	5,656

	$51,538	$31,355

        Included in revenue-producing racing fixed assets are machinery and equipment and furniture and fixtures under capital lease with a cost of $1.9 million (December 31, 2003 — $1.9 million) and accumulated depreciation of $1.4 million (December 31, 2003 — $0.9 million).

8.     RACING LICENSES

        Racing licenses consist of:

	December 31,
	2004	2003
Balance, beginning of the year	$236,098	$293,986
Acquired during the year (note 2)	—	55,491
Write-down of racing licenses (note 4)	—	(125,783)
Foreign currency impact on racing licenses(i)	4,795	12,404

Balance, end of year	$240,893	$236,098

(i)
The strengthening of the Canadian dollar against the U.S. dollar resulted in an increase in the carrying value of the racing license with respect to Flamboro Downs.

9.     OTHER ASSETS

      Other assets consist of:

	December 31,
	2004	2003
Long-term receivables and other	$8,345	$7,738
Equity investments	5,708	4,593
Goodwill	740	748

	$14,793	$13,079

10.     INCOME TAXES

  (a)
  The provision for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:

	Years ended December 31,
	2004	2003	2002
Expected provision:
Federal statutory income tax rate (35%)	$(34,057)	$(57,209)	$(8,046)
State income tax, net of federal benefit	586	(6,223)	490
Tax losses not benefited (utilized)	30,624	(1,082)	(1,064)
Foreign rate differentials	309	80	60
Change in enacted income tax rates	(5,108)	3,721	—
Foreign dividends	1,894	—	—
Non-deductible expenses	4,542	1,656	758
Other	(459)	701	(793)

Income tax benefit	$(1,669)	$(58,356)	$(8,595)

    At December 31, 2004, the Company had United States, Canadian and Austrian federal income tax loss carry-forwards totaling approximately $157.1 million. Of the $157.1 million in loss carry-forwards at December 31, 2004, $33.4 million have no expiration date and the remainder expire as follows:

Years:
2008 to 2010	$3,300
2012 to 2018	4,700
2020 to 2024	115,700

$123,700

    There are annual limitations on the utilization of certain loss carry-forwards subject to expiration.

    The Company also has U.S. state income tax loss carry-forwards available.

  (b)
  The details of income (loss) before income taxes by jurisdiction are as follows:

	Years ended December 31,
	2004	2003	2002
United States	$(84,042)	$(170,521)	$(25,811)
Foreign	(13,263)	7,068	2,821

	$(97,305)	$(163,453)	$(22,990)

  (c)
  The details of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2004	2003	2002
Current income tax provision (benefit)
United States	$1,012	$968	$2,578
Foreign	2,226	4,482	(1,764)

	3,238	5,450	814

Future income tax provision (benefit)
United States	14	(63,661)	(10,893)
Foreign	(4,921)	(145)	1,484

	(4,907)	(63,806)	(9,409)

	$(1,669)	$(58,356)	$(8,595)

  (d)
  Future income taxes have been provided on temporary differences, which consist of the following:

	Years ended December 31,
	2004	2003	2002
Tax deferral on sale of real estate	$1,956	$2,536	$439
Amortization of purchase accounting fair value increments, for tax purposes in excess of book (book in excess of tax)	1,928	1,901	946
Tax gain in excess of book gain on disposal of real estate property	(1,404)	(6,403)	(426)
Tax benefit of charitable contribution carry-forward	—	(269)	(1,236)
Tax benefit of loss carry-forwards	(31,220)	(10,932)	(170)
Utilization of loss carry-forwards	714	385	—
Fee revenue in excess of tax (tax in excess of book)	66	(1,305)	(1,712)
Write-down of assets for book purposes	—	(53,194)	(6,123)
Increase (reduction) in valuation allowance	30,853	(920)	(1,721)
Change in enacted income tax rates	(5,108)	3,721	—
Other	(2,692)	674	594

	$(4,907)	$(63,806)	$(9,409)

  (e)
  Future tax assets and liabilities consist of the following temporary differences:

	December 31,
	2004	2003
Assets
Real estate properties tax value in excess of book value	$21,510	$23,145
Tax benefit of loss carry-forwards
Pre-acquisition	4,479	4,803
Post-acquisition	49,012	12,871
Tax benefit of charitable contribution carry-forward	1,400	1,505
Benefit of various tax credit carry-forwards	2,700	2,628

	79,101	44,952
Valuation allowance
Valuation allowance against tax basis of loss carry-forwards
Pre-acquisition	(4,107)	(4,019)
Post-acquisition	(29,755)	(909)
Valuation allowance against tax basis of real estate properties in excess of book value	(9,994)	(9,994)

Future tax assets	$35,245	$30,030

Liabilities
Real estate properties book basis in excess of tax basis	$68,952	$70,993
Other assets book basis in excess of tax basis	58,781	56,232
Other	5,185	3,002

Future tax liabilities	$132,918	$130,227

  (f)
  Income taxes paid in cash were $3.3 million for the year ended December 31, 2004 (for the year ended December 31, 2003 — $5.7 million; for the year ended December 31, 2002 — $5.0 million).

11.     BANK INDEBTEDNESS

  (a)
  The Company has a senior secured revolving credit facility in the amount of $50.0 million. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields and Santa Anita Park. At December 31, 2004, the Company had borrowings under the facility of $27.5 million (December 31, 2003 — no borrowings) and had issued letters of credit totaling $21.9 million (December 31, 2003 — $21.6 million) under the credit facility, such that $0.6 million was unused and available. The credit facility expires on October 10, 2005, and may be extended with the consent of both parties.

    The loans under the facility bear interest at either the U.S. Base rate or LIBOR plus a margin based on the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization. The weighted average interest rate on the loans outstanding under the credit facility as at December 31, 2004 was 6.0%.

    On February 18, 2005, the Company amended its credit agreement including the financial covenants for the facility effective December 31, 2004 and accordingly, at December 31, 2004 the Company was in compliance with the amended agreement and related financial covenants. However, the Company's ability to continue to meet these financial covenants may be adversely affected by a deterioration in business conditions or results of operations, adverse regulatory developments and other events beyond the Company's control. It is possible that the Company may not be able to meet the financial covenants under the Company's $50.0 million senior revolving credit facility, as currently stated, at the quarterly reporting dates during the remaining term of the facility, which expires on October 10, 2005, unless extended with the consent of both parties. If the Company fails to comply with these financial covenants and the bank is unwilling to waive such a covenants breach or amend the agreement and related financial covenants, it will result in the occurrence of an event of default under the facility, and the bank could therefore demand repayment. In addition, as a result of a cross-default provision in The Santa Anita Companies, Inc. term loan facility, a default under the senior revolving credit facility would also constitute an event of default under The Santa Anita Companies, Inc. term loan facility, unless waived by the lender, and the lender could therefore demand repayment.

  (b)
  A subsidiary of the Company, Pimlico Racing Association, Inc., had a $10.0 million revolving credit facility that was scheduled to mature on September 7, 2004, but was extended until October 28, 2004, at which date the facility was converted to a term loan facility, which matures on December 15, 2019. Accordingly, at December 31, 2004, the amount is included in long-term debt (note 12). At December 31, 2003, borrowings under the facility were $6.7 million and the annual interest rate applicable to these advances then outstanding was 3.7%.

12.     DEBT AND COMMITMENTS

  (a)
  The Company's long-term debt consists of the following:

	December 31,
	2004	2003
Term loan facility, bearing interest at LIBOR plus 2.0% per annum (4.4% at December 31, 2004) with a maturity date of October 7, 2007, subject to a further extension at the Company's option to October 7, 2009. The facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. ("SAC") and a pledge of all of the outstanding capital stock of LATC and SAC. At December 31, 2004, the term loan is fully drawn and is repayable in monthly principal amounts of $417 thousand until maturity.	$73,750	$—
Term loan facility repaid during the year	—	51,100
Promissory note denominated in Canadian dollars bearing interest at the five-year Government of Canada benchmark bank bond rate plus 1.5% per annum, with a maturity date of June 30, 2007. The interest rate is not to be less than 6.0% per annum and cannot exceed 7.0% per annum (6.0% at December 31, 2004). The note is secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. The promissory note is repayable in annual installments of $2.1 million (Cdn. $2.5 million) with the remaining amount due upon maturity (note 2).	38,796	38,135
Term loan facility of 17.6 million Euros, bearing interest at an implicit rate of 5.17% per annum, collateralized by an assignment of future amounts receivable under the Fontana Sports access agreement, repayable in nine annual principal and interest payments of 2.5 million Euros commencing January 1, 2006 until the ninth installment has been made in 2014.	23,869	—
Term loan facility of 15 million Euros, bearing interest at 4.0% per annum with a maturity date of February 9, 2007, secured by a pledge of land and a guarantee by the Company.	20,304	18,887
Term loan facility of 15 million Euros, bearing interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum (4.0% at December 31, 2004) with a maturity date of December 15, 2006, secured by a first and second mortgage on land in Austria owned by the European subsidiary.	20,304	—
Obligation to pay $18.3 million on exercise of either the put or call option for the remaining minority interest in The Maryland Jockey Club, bearing interest at the 6 month LIBOR (2.6% at December 31, 2004) (note 2).	18,312	18,312
Term loan facilities, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (5.0% at December 31, 2004) until December 1, 2008, with a maturity date of December 1, 2013. On December 1, 2008, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loans are repayable in quarterly principal and interest payments. The loans are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.	17,786	18,744
Capital lease (imputed interest rate of 8.5%) maturing April 1, 2027, secured by buildings and improvements at Lone Star Park at Grand Prairie.	15,520	15,521
Term loan facility, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (5.0% at December 31, 2004), with a maturity date of December 15, 2019. The term loan is repayable in quarterly principal and interest payments. The loan is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.	10,000	—

	December 31,
	2004	2003
Bank term line of credit denominated in Euros, bearing interest at EURIBOR plus 0.625% per annum (2.8% at December 31, 2004). The term line of credit is repayable in annual installments of $3.9 million (Euros 2.9 million) due in July 2005 and 2006. A European subsidiary has provided two first mortgages on real estate properties as security for this facility.	7,870	7,328
Obligation to pay $5.5 million Canadian with respect to the extension of the Flamboro Downs agreement with the Ontario Lottery and Gaming Corporation regarding the slot facility, bearing interest at the five-year Government of Canada benchmark bank bond rate plus 1.5% per annum. The interest rate is not to be less than 6.0% per annum and cannot exceed 7.0% per annum (6.0% at December 31, 2004). The obligation is repayable in two annual installments of $2.3 million (Cdn. $2.75 million) due in October 2005 and 2010 (note 2).	4,569	4,264
Term loan facility, bearing interest at 7.0% per annum until June 7, 2007, with a maturity date of June 7, 2017. On June 7, 2007 and June 7, 2012, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The term loan is callable on December 31, 2006 or December 31, 2011. The loan is secured by a deed of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.	4,501	4,712
Unsecured promissory note bearing interest at 6.1% per annum, with a maturity date of September 14, 2005.	2,500	2,500
Other loans to various subsidiaries from various banks, and city governments, including equipment loans and a term loan, with interest rates ranging from 4.0% to 9.0%.	1,180	571

	259,261	180,074
Less due within one year	17,763	58,048

	$241,498	$122,026

    At December 31, 2004 the Company is in compliance with all of its long-term debt agreements and related financial covenants.

    The overall weighted average interest rate on long-term debt at December 31, 2004 was 5.0% (for the year ended December 31, 2003 — 5.4%; for the year ended December 31, 2002 — 5.7%).

  (b)
  Future principal repayments on long-term debt at December 31, 2004 are as follows:

2005	$17,763
2006	53,857
2007	123,252
2008	4,784
2009	4,950
Thereafter	54,655

$259,261

  (c)
  Included within the above schedule of future principal repayments of long-term debt (note 12(b)) is an obligation under a capital lease. Future minimum lease payments under the capital lease in effect at December 31, 2004 are as follows:

2005	$1,320
2006	1,320
2007	1,452
2008	1,452
2009	1,452
Thereafter	29,964

Total payments	36,960
Less: capital lease minimum payments representing interest	21,440

Present value of lease payments	$15,520

  (d)
  Interest expense and interest income include:

	Years ended December 31,
	2004	2003	2002
Interest cost, gross	$29,202	$22,523	$7,099
Less: Interest capitalized	4,043	7,281	2,726

Interest expense	25,159	15,242	4,373
Interest income	(1,068)	(1,622)	(3,664)

Interest expense, net	$24,091	$13,620	$709

    Interest capitalized relates to real estate properties under development.

    Interest paid in cash for the year ended December 31, 2004 was $25.1 million (for the year ended December 31, 2003 — $19.9 million; for the year ended December 31, 2002 — $6.7 million).

13.   CONVERTIBLE SUBORDINATED NOTES

(a)
8.55% Convertible Subordinated Notes

  In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2004, all the notes remained outstanding.

  The Company incurred issue expenses of $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

(b)
7.25% Convertible Subordinated Notes

  In December 2002, the Company issued $75.0 million of 7.25% convertible subordinated notes which mature on December 15, 2009. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after December 21, 2005, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after December 21, 2005 and before December 15, 2007, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2004, all the notes remained outstanding.

  The Company incurred issue expenses of $2.8 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

14.   CAPITAL STOCK

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

(b)
Changes in the Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares for the years ended December 31, 2004, 2003 and 2002 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Exchangeable Shares		Class B Stock		Total
	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value
Issued and outstanding at December 31, 2001	23,323,559	$157,633	2,263,372	$16,800	58,466,056	$394,094	84,052,987	$568,527
Issued on completion of public offering(i)	23,000,000	142,084	—	—	—	—	23,000,000	142,084
Conversion of Exchangeable Shares to Class A Subordinate Voting Stock(ii)	2,263,372	16,800	(2,263,372)	(16,800)	—	—	—	—
Issued on exercise of Stock Options	18,000	87	—	—	—	—	18,000	87
Issued under the Long-term Incentive Plan	42,900	251	—	—	—	—	42,900	251

Issued and outstanding at December 31, 2002	48,647,831	316,855	—	—	58,466,056	394,094	107,113,887	710,949
Issued on exercise of Stock Options	6,000	29	—	—	—	—	6,000	29
Issued under the Long-term Incentive Plan	25,965	144	—	—	—	—	25,965	144

Issued and outstanding at December 31, 2003	48,679,796	317,028	—	—	58,466,056	394,094	107,145,852	711,122
Issued on exercise of Stock Options	175,000	852	—	—	—	—	175,000	852
Issued under the Long-term Incentive Plan	24,000	123	—	—	—	—	24,000	123

Issued and outstanding at December 31, 2004	48,878,796	$318,003	—	$—	58,466,056	$394,094	107,344,852	$712,097

(i)
On April 10, 2002, the Company completed a public offering of 23 million shares of its Class A Subordinate Voting Stock, at a price to the public of $6.65 per share, or Cdn. $10.60 per share in Canada. Expenses of the issue of approximately $10.9 million were netted against the cash proceeds.

(ii)
On December 30, 2002, MEC Holdings (Canada) Inc. called for redemption all remaining outstanding Exchangeable Shares not held by the Company. The redemption call purchase price was satisfied in full upon delivery by the Company to each holder of outstanding Exchangeable Shares of one share of the Company's Class A Subordinate Voting Stock for each Exchangeable Share held.

(c)
The following table is a summary of the elements used in calculating basic and diluted loss per share (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Years ended December 31,
	2004	2003	2002
Net loss	$(95,636)	$(105,097)	$(14,395)

Weighted average shares outstanding	107,323,300	107,143,107	100,674,267
Net effect of dilutive instruments(i)	—	—	—

Diluted weighted average shares outstanding	107,323,300	107,143,107	100,674,267

Loss per Share:
Basic and Diluted	$(0.89)	$(0.98)	$(0.14)

(i)
As a result of the net loss for the years ended December 31, 2004, 2003 and 2002, options to purchase 4,500,500 shares (for the year ended December 31, 2003 — 4,841,500; for the year ended December 31, 2002 — 5,361,833) and notes convertible into 30,100,124 shares (for the year ended December 31, 2003 — 20,790,421; for the year ended December 31, 2002 — 678,733) have been excluded from the computation of diluted loss per share since their effect is anti-dilutive.

(d)
The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding as at December 31, 2004 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at December 31, 2004	48,879
Class B Stock outstanding at December 31, 2004	58,466
Options to purchase Class A Subordinate Voting Stock	4,501
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

141,946

15.   CURRENCY TRANSLATION ADJUSTMENT

  Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2004, the Company incurred unrealized currency translation gains of $15.6 million, primarily from the strengthening of the Euro and the Canadian dollar against the U.S. dollar (an unrealized gain of $40.5 million for the year ended December 31, 2003; an unrealized gain of $16.3 million for the year ended December 31, 2002).

16.   FINANCIAL INSTRUMENTS

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

  Cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, bank indebtedness, accounts payable, customer deposits and other accrued liabilities

  Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

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

  During the year ended December 31, 2004, the Company entered into an interest rate swap contract with a major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under The Santa Anita Companies, Inc. facility, reduced by monthly amounts at $417 thousand until maturity. The maturity date of the contract is October 31, 2007.

  During the year ended December 31, 2002, the Company entered into an interest rate swap contract with a major financial institution. Under the terms of the contract, the Company received a LIBOR based variable interest rate and paid a fixed rate of 6.0% on a notional amount of the outstanding balance under The Santa Anita Companies, Inc. facility, reduced by monthly amounts of $350 thousand until the maturity date of the contract, which was November 30, 2004.

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

  The Company has designated its interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate debt agreement. Accordingly, gains and losses on the swap that are recorded in accumulated comprehensive income (loss) will be recorded in the statement of operations as net interest expense in the periods in which the related variable interest is paid.

  The Company's interest rate swap is a payable of approximately $0.1 million at December 31, 2004 (December 31, 2003 — $1.2 million; December 31, 2002 — $2.2 million), using current interest rates.

  The Company expects to reclassify approximately $0.1 million before income taxes, or $0.1 million after income taxes, of the amount included in accumulated comprehensive income (loss) as of December 31, 2004, into net interest expense over the period to the maturity date of the contract.

  Otherwise, the Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

17.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing operations and real estate and other operations. The racing segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows® training center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network and the North American production facility for StreuFex™; (6) Canadian operations include Flamboro Downs and its OTB network; (7) European operations include Magna Racino™, MagnaBet™, RaceONTV™ and the European production facility for StreuFex™; and (8) Technology operations include XpressBet®, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities and other real estate holdings including residential housing developments adjacent to the Company's golf courses.

  The Company, including its President and Chief Executive Officer, uses revenues and earnings before interest, income taxes, depreciation and amortization ("EBITDA") as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, operating and financial performance of companies within the horse racing industry in a meaningful and consistent manner as EBITDA eliminates the effects of financing and capital structures, which vary between companies. Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (loss) as a measure of the Company's operating results or cash flows, or as a measure of liquidity.

  The accounting policies of each segment are the same as those described in note 1 to these consolidated financial statements. The following summary presents key information by operating segment.

	Years ended December 31,
	2004	2003	2002
Revenues
California operations	$264,777	$277,561	$272,737
Florida operations	80,035	78,320	81,810
Maryland operations	104,563	102,364	6,835
Southern U.S. operations	91,008	90,588	33,298
Northern U.S. operations	94,039	97,633	121,188
Canadian operations	27,062	20,462	—
European operations	7,417	890	444
Technology operations	29,649	29,452	6,309

	698,550	697,270	522,621
Corporate and other	936	423	—
Eliminations	(7,926)	(10,528)	—

Total racing operations	691,560	687,165	522,621

Sale of real estate	16,387	2,649	8,891
Golf and other	23,630	19,121	17,709

Total real estate and other operations	40,017	21,770	26,600

Total revenues	$731,577	$708,935	$549,221

	Years ended December 31,
	2004(i)	2003(ii)	2002(iii)
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$25,366	$11,365	$29,662
Florida operations	(17,987)	(41,495)	11,134
Maryland operations	5,839	(42,264)	(646)
Southern U.S. operations	3,915	(1,522)	(10,048)
Northern U.S. operations	(2,265)	(14,851)	(8,601)
Canadian operations	7,697	8,107	463
European operations	(20,963)	(131)	(193)
Technology operations	(2,798)	(26)	(3,204)

	(1,196)	(80,817)	18,567
Corporate and other	(27,597)	(28,542)	(19,710)
Predevelopment costs	(20,508)	(8,767)	(2,299)

Total racing operations	(49,301)	(118,126)	(3,442)

Sale of real estate	9,625	31	2,173
Golf and other	3,972	159	1,822

Total real estate and other operations	13,597	190	3,995

Total EBITDA	$(35,704)	$(117,936)	$553

(i)
For the year ended December 31, 2004, the Florida operations segment includes a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment includes a non-cash write-down of long-lived assets of $0.4 million.

(ii)
For the year ended December 31, 2003, the California operations segment includes a non-cash write-down of $20.3 million related to racing licenses and goodwill, the Florida operations segment includes a non-cash write-down of $49.1 million related to racing licenses, the Maryland operations segment includes a non-cash write-down of $47.7 million related to racing licenses, the Southern U.S. operations segment includes a non-cash write-down of $4.8 million related to long-lived and intangible assets and the Northern U.S. operations includes a non-cash write-down of $13.0 million related to racing licenses and long-lived assets.

(iii)
For the year ended December 31, 2002, the California operations segment includes a non-cash write-down of excess real estate of $5.8 million, the Southern U.S. operations includes a non-cash write-down of $7.6 million related to racing licenses and long-lived assets and the Northern U.S. operations includes a non-cash write-down of $9.9 million related to racing licenses and long-lived assets.

	December 31,
	2004	2003
Total Assets
California operations	$310,026	$311,988
Florida operations	205,149	178,040
Maryland operations	168,073	143,486
Southern U.S. operations	105,024	105,357
Northern U.S. operations	119,973	116,725
Canadian operations	98,723	95,996
European operations	176,906	90,419
Technology operations	15,439	12,821

	1,199,313	1,054,832
Corporate and other	74,782	135,729

Total racing operations	1,274,095	1,190,561

Non-Core Real Estate	2,512	9,345
Golf and other	126,746	123,034

Total real estate and other operations	129,258	132,379

Total assets	$1,403,353	$1,322,940

	Years ended December 31,
	2004	2003	2002
Real estate properties and fixed asset additions
Racing operations	$137,022	$102,940	$96,746
Real estate and other operations	2,918	3,018	10,419

Total real estate properties and fixed assets additions	$139,940	$105,958	$107,165

Reconciliation of EBITDA to Net Loss

	Year ended December 31, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(49,301)	$13,597	$(35,704)
Interest expense (income), net	25,456	(1,365)	24,091
Depreciation and amortization	34,495	3,015	37,510

Income (loss) before income taxes	(109,252)	11,947	(97,305)
Income tax benefit			(1,669)

Net loss			$(95,636)

	Year ended December 31, 2003
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(118,126)	$190	$(117,936)
Interest expense (income), net	14,011	(391)	13,620
Depreciation and amortization	29,025	2,872	31,897

Loss before income taxes	(161,162)	(2,291)	(163,453)
Income tax benefit			(58,356)

Net loss			$(105,097)

	Year ended December 31, 2002
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(3,442)	$3,995	$553
Interest expense (income), net	2,110	(1,401)	709
Depreciation and amortization	20,060	2,774	22,834

Income (loss) before income taxes	(25,612)	2,622	(22,990)
Income tax benefit			(8,595)

Net loss			$(14,395)

Geographic Segments

        Revenues by geographic segment of the Company are as follows:

	Years ended December 31,
	2004	2003	2002
United States	$663,432	$670,352	$530,544
Canada	41,806	28,943	7,718
Europe	26,339	9,640	10,959

	$731,577	$708,935	$549,221

        Real estate properties, fixed assets, racing licenses and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

	December 31,
	2004	2003	2002
United States	$881,716	$826,495	$914,834
Canada	159,530	152,809	77,090
Europe	178,221	140,098	89,911

	$1,219,467	$1,119,402	$1,081,835

18.   TRANSACTIONS WITH RELATED PARTIES

(a)
In December 2004, certain of the Company's subsidiaries entered into a project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park of $115 million. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly (5.8% at December 31, 2004). After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2008, payment of interest will be deferred. Commencing January 1, 2008, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loans contain cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by The Meadows and is collateralized principally by first-ranking security over the lands forming part of the race track operations at Gulfstream Park and The Meadows and certain lands adjacent to the racetrack operations at Gulfstream Park and over all other assets of Gulfstream Park and The Meadows, excluding licenses and permits. At December 31, 2004, $26.4 million was outstanding under the Gulfstream Park loan. The Company incurred loan origination expenses of $3.0 million, which have been recorded as a reduction of the outstanding loan balance. The loan balance will be accreted to its face value over the term to maturity.

  In December 2004, certain of the Company's subsidiaries also entered into a binding term sheet with MID for project financing to fund part of the proposed redevelopment at The Meadows for $77 million. The project financing for The Meadows redevelopment would be on substantially the same terms as the project financing for the Gulfstream Park redevelopment and would be guaranteed by the Company's subsidiary that owns and operates Gulfstream Park and would be cross-defaulted with the Gulfstream Park loan. The Meadows project financing is contingent on a number of events, including the issuance of a license to The Meadows to operate slot machines and additional financing from other sources.

(b)
On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna International Inc. ("Magna") and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario. The agreement, which expires on December 31, 2014, stipulates an annual fee of $4.2 million (Cdn. $5.0 million) retroactive to January 1, 2004. During the year ended December 31, 2004, $3.9 million has been recognized in real estate and other revenue related to this agreement. During the years ended December 31, 2003 and 2002, $3.2 million and $2.6 million, respectively, were recognized in real estate and other revenues related to an access agreement that expired on December 31, 2003.

(c)
On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at Fontana Sports in Oberwaltersdorf, Austria. The agreement, which expires on December 31, 2014 stipulates an annual fee amounting to $3.4 million (Euros 2.5 million), retroactive to March 1, 2004. During the year ended December 31, 2004, $3.2 million has been recognized in real estate and other revenue related to this agreement. During the years ended December 31, 2003 and 2002, $3.1 million and $2.4 million were recognized in real estate and other revenue related to an access agreement that expired on March 1, 2004.

  The Company has granted Magna a right of first refusal to purchase the Company's two golf courses.

(d)
In September 2004, a subsidiary of the Company entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan, for $33.5 million, which may serve as the site of the Company's proposed racetrack in Romulus, Michigan. The option expires on June 30, 2005. For this option, the Company paid MID $10 thousand, which if the option is exercised by the Company, would be applied to the purchase price on closing. If the Company is unable to obtain a racing license for this site, or if the Company is unable to renew this option arrangement with MID upon its expiry, then the Company would incur a write-down of the costs that have been incurred with respect to entitlements on this property and in pursuit of this license. At December 31, 2004 the Company has incurred approximately $2.8 million of costs related to this property and in pursuit of the license.

(e)
On August 19, 2003, the shareholders of the Company's former parent company, Magna, approved the spin-off to its shareholders of its wholly-owned subsidiary, MID. As a result of the spin-off transaction, which was effected on September 2, 2003, MID has acquired Magna's controlling interest in the Company. The Company and MID operate as separate public companies each having its own board of directors and management team.

(f)
During the year ended December 31, 2002, the Company sold certain non-core real estate properties located in Canada, the United States and Europe to affiliates of Magna for total proceeds of $42.4 million, for use in their automotive business. The gain on the sale of the properties of approximately $10.0 million, net of tax, is reported as a contribution to equity.

(g)
Development real estate includes $9.9 million which represents the book value of the remaining Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $9.9 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

(h)
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

(i)
During the year ended December 31, 2004, the Company paid $2.0 million (for the year ended December 31, 2003 — $2.8 million) of rent for totalisator equipment and fees for totalisator services to AmTote, a company in which the Company has a 30% equity interest (note 2).

(j)
During the year ended December 31, 2004, the Company incurred $2.7 million (for the year ended December 31, 2003 — $1.2 million; for the year ended December 31, 2002 — $1.1 million) of rent for facilities and central shared services to Magna and one of its subsidiaries.

19.   COMMITMENTS AND CONTINGENCIES

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

(b)
In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with, among others, customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to accurately estimate the extent of potential costs and losses, if any, management believes, but can provide no assurance, that the ultimate resolution of such contingencies would not have a material adverse effect on the financial position of the Company.

(c)
The Company also has letters of credit issued with various financial institutions of $4.6 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company.

(d)
The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. As of December 31, 2004, these indemnities amounted to $9.0 million with expiration dates through 2005.

(e)
At December 31, 2004, the Company had commitments under operating leases requiring minimum annual rental payments for the years ending December 31 as follows:

2005	$3,149
2006	1,421
2007	1,031
2008	853
2009	555
Thereafter	531

$7,540

  Commitments under operating leases do not include contingent rental payments.

  For the year ended December 31, 2004, payments under these operating leases amounted to approximately $9.1 million (for the year ended December 31, 2003 — $8.4 million; for the year ended December 31, 2002 — $3.8 million). The Company also rents or leases certain totalisator equipment and services, for which the annual payments are contingent upon handle, live race days and other factors. The Company's rent expense relating to the totalisator equipment and services was $5.7 million for the year ended December 31, 2004 (for the year ended December 31, 2003 — $6.5 million; for the year ended December 31, 2002 — $4.7 million).

  The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. The Company is obligated to pay rent based on minimum annual rental payments ranging from $111 thousand to $133 thousand plus one-half of one percent of the wagers made at the track in excess of $187 million during the racing season. The percentage rent was not applicable for the years ended December 31, 2004, 2003 and 2002.

  The Bay Meadows lease expired on December 31, 2004 and as a result, certain fixed assets were disposed of for $1.0 million, which resulted in a loss of $0.1 million being recognized on this transaction in the year ended December 31, 2004. The Company is exploring alternative venues, including vacant land that has been purchased in Dixon, California for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project is still in the early stages of planning and is subject to regulatory and other approvals. The Company's operating results will be materially adversely affected at least until such time as an alternative venue can be opened or additional revenue source arrangements secured. There can be no assurance that operating at an alternative venue in the future will be as profitable as the Bay Meadows operation has been. Bay Meadows earnings before income taxes for the year ended December 31, 2004 were $3.1 million.

  On December 23, 2004, the Company announced that it would not renew its lease of the Multnomah Greyhound Park in Portland, Oregon when the lease expired on December 31, 2004. The Company purchased the operating rights for the greyhound track in October 2001. Multnomah Greyhound Park had a loss before income taxes for the year ended December 31, 2004 of $2.6 million.

  In June 2003, the Company purchased an approximately 22% interest in the real property upon which Portland Meadows is located, and also purchased the long-term rights to operate the facility pursuant to an operating lease. The operating lease requires the Company to pay rent equal to one percent of the wagers made at the track (including wagers on both live and import races), and also an additional percentage of revenues for other activities as follows: (a) one percent of revenues for horse-related activities, including simulcasting of horse races during the non-live season, (b) five percent of revenues not related to horse racing up to $800 thousand, and (c) three percent of revenues not related to horse racing in excess of $800 thousand. As the owner of an approximately 22% interest in the real property, the Company receives approximately 22% of the rent payments, which are applied to the rental payments made by the Company in order to reduce rent expense which is reflected in racing operating costs on the consolidated statements of operations and comprehensive income (loss).

(f)
In connection with its acquisition of a controlling interest in The Maryland Jockey Club, Maryland Racing, Inc., a wholly-owned subsidiary of the Company, agreed with the Maryland Racing Commission to spend a minimum of $5.0 million by August 31, 2003, an additional $5.0 million by December 31, 2003, and an additional $5.0 million by June 30, 2004 on capital expenditures and renovations at Pimlico Race Course, Laurel Park, Bowie Training Center and their related facilities and operations. As at December 31, 2004, this commitment was fulfilled.

(g)
Contractual commitments outstanding at December 31, 2004, which related to construction and development projects, amounted to approximately $78.6 million.

(h)
The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004, and expires on April 30, 2005, unless extended by all parties.

  The Maryland Revenue Sharing Agreement enabled wagering to be conducted, both day and evening, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland off-track betting facilities operated by them. Under the agreement, wagering revenue from these sources was pooled and certain expenses and obligations were pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue was then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft are no longer pooling their wagering revenue and distributing net wagering revenue as they did under the Maryland Revenue Sharing Agreement. From April 19, 2004 until June 9, 2004, they operated under a state law which precluded The Maryland Jockey Club from operating after 6:15 p.m. without Rosecroft's consent, and the federal Interstate Horseracing Act, which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that Pimlico or Laurel Park are running live races.

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

  Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and off-track betting facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. At this time, the Company is uncertain as to the likelihood of a renewal of this agreement on comparable terms.

(i)
The Company is considering a redevelopment of the entire stable area at Laurel Park (the "Laurel Park Redevelopment"). In the event this development were to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at December 31, 2004 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $3.1 million. If the Company decides to proceed with the Laurel Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of Laurel Park's operations during a racing season and there is risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

(j)
The Company is considering a redevelopment of the clubhouse/grandstand at The Meadows ("The Meadows Redevelopment"). In the event the Company obtains a slot machine license for The Meadows and this development were to proceed as currently contemplated, The Meadows Redevelopment would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at December 31, 2004 of the assets that would be demolished if The Meadows Redevelopment is completed is approximately $8.3 million. If the Company decides to proceed with The Meadows Redevelopment and obtains approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the Company's goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there will likely be a temporary disruption of The Meadows' operations and there is risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings at The Meadows.

(k)
In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various affiliates of the Company anticipating the ownership and development of a portion of the Gulfstream Park racetrack. In April 2004, the Company signed a Pre-Development Management Agreement which governs the activities of the parties and obligates the parties to work together to plan, design, entitle, pre-lease, contract to construct and finance a project. The Agreement also contemplates a conceptual development and business plan for the project. Upon execution of this Agreement, Forest City paid $1 million to the Company in consideration for their right to work exclusively with the Company on this project and to secure the performance of their obligations under the Agreement. Forest City and the Company then collectively developed a Business Plan which upon completion, Forest City provided an additional $1 million to the Company. These two deposits have been reflected as other accrued liabilities on the Company's consolidated balance sheets. Under certain conditions, these deposits may be refundable to Forest City. Under the terms of the Letter of Intent and also the Pre-Development Management Agreement, the Company may be responsible for additional equity contributions, however to December 31, 2004, the Company has not made any such contributions.

(l)
In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and various affiliates of the Company to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company deposited $200,000 into a joint account to be used for the purpose of co-funding the development of a business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005. The Company has contributed an additional $200,000 in 2004. The deposits have been reflected as other assets on the Company's consolidated balance sheets. The Company is continuing to explore these developmental opportunities but to December 31, 2004 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible for additional equity contributions, however to December 31, 2004, the Company has not made any such contributions.

20.     OTHER LONG-TERM LIABILITIES

        Other long-term liabilities is comprised as follows:

	December 31,
	2004	2003
Deferred initiation fees and other revenue	$11,555	$10,445
Fair value of interest rate swap (note 16(c))	106	1,206
Pension liability	173	74
Other	85	—

	$11,919	$11,725

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

        The net periodic pension cost of the Company for the years ended December 31, 2004, 2003 and 2002 included the following components:

	Years ended December 31,
	2004	2003	2002
Components of net periodic pension cost:
Service cost	$437	$413	$489
Interest cost on projected benefit obligation	685	647	679
Actual (return) loss on plan assets	(825)	(1,015)	64
Net amortization and deferral	271	452	(587)

Net periodic pension cost	$568	$497	$645

        The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

	Years ended December 31,
	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$11,711	$12,237	$10,790
Service cost	437	413	489
Interest cost	685	647	679
Benefits paid	(569)	(540)	(543)
Actuarial (gains) losses	1,840	(1,046)	822

Benefit obligation at end of year	14,104	11,711	12,237

Change in plan assets:
Fair value of plan assets at beginning of year	9,962	9,062	9,298
Actual return (loss) on plan assets	825	1,015	(64)
Company contributions	470	425	371
Benefits paid	(569)	(540)	(543)

Fair value of plan assets at end of year	10,688	9,962	9,062

Funded status of plan (underfunded)	(3,416)	(1,749)	(3,175)
Unrecognized net loss	3,243	1,675	2,818

Net pension liability	$(173)	$(74)	$(357)

        Assumptions used in determining the funded status of the retirement income plan are as follows:

	Years ended December 31,
	2004	2003	2002
Weighted average discount rate	5.0%	6.0%	6.0%
Weighted average rate of increase in compensation levels	4.0%	5.0%	5.0%
Expected long-term rate of return	6.0%	6.0%	6.0%

        The measurement date and related assumptions for the funded status of the Company's retirement income plan are as of the end of the year.

        The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $5.0 million in the year ended December 31, 2004 (year ended December 31, 2003 — $5.9 million; year ended December 31, 2002 — $3.9 million). The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

        The Company offers various 401(k) plans (the "Plans") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the Plans. Discretionary matching contributions are determined each year by the Company. The Company contributed $1.5 million in the year ended December 31, 2004 (year ended December 31, 2003 — $0.7 million; year ended December 31, 2002 — $0.4 million) to the Plans.

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

        Information with respect to shares under option is as follows:

	Shares Subject to Option			Weighted Average Exercise Price
	2004	2003	2002	2004	2003	2002
Balance, Beginning of Year	4,841,500	5,361,833	4,453,333	$6.14	$6.18	$5.99
Granted	200,000	640,000	947,500	6.41	6.93	7.00
Exercised	(175,000)	(6,000)	(18,000)	4.87	4.88	4.88
Forfeited(i)	(366,000)	(1,154,333)	(21,000)	6.30	6.78	5.37

Balance, End of Year	4,500,500	4,841,500	5,361,833	$6.18	$6.14	$6.18

  (i)
  For the year ended December 31, 2004, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. For the year ended December 31, 2003, options forfeited were primarily as a result of employment contracts being terminated for certain employees due to down sizing of the corporate office. No options that were forfeited for the years ended December 31, 2004 and 2003 were subsequently reissued.

        Information regarding stock options outstanding is as follows:

	Options Outstanding			Options Exercisable
	2004	2003	2002	2004	2003	2002
Number	4,500,500	4,841,500	5,361,833	3,909,430	3,996,811	3,905,623
Weighted average exercise price	$6.18	$6.14	$6.18	$6.14	$6.10	$6.18
Weighted average remaining contractual life (years)	5.6	6.6	7.1	5.3	6.3	6.6

        Pro-forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The average fair values of the stock option grants in 2004 were $2.38 (for the year ended December 31, 2003 — $1.50; for the year ended December 31, 2002 — $3.41). The fair value of stock option grants in 2004 was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2004	2003	2002
Risk free interest rates	3.0%	2.0%	3.0%
Dividend yields	0.84%	0.84%	0.77%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.574	0.534	0.549
Weighted average expected life (years)	4.00	4.00	4.07

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

        The Company's SFAS 123 pro-forma net loss and the related per share amounts are as follows:

	Years ended December 31,
	2004	2003	2002
Net loss, as reported	$(95,636)	$(105,097)	$(14,395)
Pro-forma stock compensation expense determined nder the fair value method, net of tax	(972)	(2,181)	(3,009)

Pro-forma net loss	$(96,608)	$(107,278)	$(17,404)

Loss per share
Basic — as reported	$(0.89)	$(0.98)	$(0.14)

Basic — pro-forma	$(0.90)	$(1.00)	$(0.17)

Diluted — as reported	$(0.89)	$(0.98)	$(0.14)

Diluted — pro-forma	$(0.90)	$(1.00)	$(0.17)

        For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

21.     SUBSEQUENT EVENTS

        On February 18, 2005, one of the Company's Canadian subsidiaries entered into a financing arrangement, which is collateralized by an assignment of the future amounts receivable under the Magna Golf Club access agreement. The Company received proceeds of $11.1 million (Cdn. $13.7 million) that is repayable in three annual installments of $5.0 million Cdn. commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%.

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Amounts in thousands, U.S. dollars)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Foreign Exchange Impact		Gross Amount at which Carried at Close of Period
											Accumu- lated Depreci- ation
Description	Encum- brance	Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments	Total		Date of Construc- tion	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
EXCESS REAL ESTATE
Racing Operations
Santa Anita Park (Arcadia, California, U.S.A.)	—	52,500	—	—	281	—	—	52,500	281	52,781	—	n/a	1998	n/a
Gulfstream Park (Hallandale, Florida, U.S.A.)	—	14,201	—	—	—	—	—	14,201	—	14,201	—	n/a	1999	n/a
Lone Star Park (Grand Prairie, Texas, U.S.A.)	—	4,245	—	—	—	—	—	4,245	—	4,245	—	n/a	2002	n/a
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)	—	10,900	—	—	—	—	—	10,900	—	10,900	—	n/a	2002	n/a
MEC Grundstucksentwicklumgs GmbH (Niederoesterreich, Austria)	—	9,974	—	3,651	—	2,580	—	16,205	—	16,205	—	n/a	1996	n/a
REAL ESTATE HELD FOR DEVELOPMENT
Racing Operations
Dixon Downs (Dixon, California, U.S.A.)	—	6,584	—	6,502	22	—	—	13,086	22	13,108	—	n/a	2001	n/a
Ocala (Ocala, Florida, U.S.A.)	—	7,227	—	1,186	—	—	—	8,413	—	8,413	—	n/a	2002	n/a
Palm Meadows Estates (Boynton, Florida, U.S.A.)	—	7,488	—	2,418	—	—	—	9,906	—	9,906	—	n/a	2000	n/a
Real Estate Operations
New York, U.S.A.	—	725	—	2,109	—	—	—	2,834	—	2,834	—	n/a	1998	n/a
Ontario, Canada	—	2,334	—	6,128	—	1,397	—	9,859	—	9,859	—	n/a	1997	n/a
Niederoesterreich, Austria	—	6,804	—	—	—	(302)	—	6,502	—	6,502	—	n/a	1994	n/a

NON-CORE REAL ESTATE
Land
Florida, U.S.A.	—	1,918	—	528	—	—	—	2,446	—	2,446	—	n/a	1994	n/a
Residential Properties
Niederoesterreich, Austria	—	18	1,553	18	(1,876)	5	397	41	74	115	49	n/a	1998	23 years

	—	124,918	1,553	22,540	(1,573)	3,680	397	151,138	377	151,515	49

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process defined to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Based on an evaluation of the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934) as of December 31, 2004, which is still in progress, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has identified a material weakness in its internal control over financial reporting with regard to two companies that are currently providing totalisator services to the Company.

        During the course of management's assessment of the effectiveness of the Company's internal control over financial reporting, the Company requested a Type II Statement on Auditing Standards ("SAS") 70 report from the three companies that provide totalisator services to the Company. Despite our timely requests, Scientific Games Racing, LLC (the parent company of Autotote) and United Tote Company, two of the three companies that provide totalisator services to the Company, were unable to provide the required SAS 70 reports. The failure of these tote companies to provide the required SAS 70 reports has caused management of the Company to conclude that there is a material weakness in the Company's internal control over financial reporting. This conclusion is based on the fact that significant financial statement balances including gross wagering revenues and settlements receivable and settlements payable, are balances which are impacted by tote information from these companies. Despite the use of these tote systems, the Company performs alternative procedures including money room counts, bank reconciliations and confirmations with other racetracks of settlement balances prior to payment to obtain assurance that the balances in these accounts are appropriate. Although we did not identify any accounting adjustments as a result of inaccurate tote information in these accounts in our financial statements for the year ended December 31, 2004, the inability to obtain a Type II SAS 70 report on the applicable controls in operation at these two tote companies is considered a material weakness in our own internal control over financial reporting. The Company was able to obtain a Type II SAS 70 report from its third totalisator service provider, Amtote International, Inc.

        To address this material weakness, it is the Company's intention to use its best efforts to pursue one of the following three courses of action:

  •
  Obtain appropriate Type II SAS 70 reports from Scientific Games Racing, LLC and United Tote Company; or

  •
  Perform on-site testing of the information technology general control environment and specific audit procedures relating to application functions at the respective hubs of Scientific Games Racing, LLC and United Tote Company; or

  •
  Change tote service providers to a tote service provider who is able to provide an appropriate Type II SAS 70 report.

        The Company expects to conclude its testing and evaluation of its internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the U.S. Securities Exchange Act of 1934, as amended) and management's assessment of such internal control over financial reporting prior to filing its amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the U.S. Securities and Exchange Commission in Release No. 50754 on November 30, 2004. In accordance with the exemptive order, the Form 10-K/A will include management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm required by Item 308(a) of Regulation S-K. As of December 31, 2004, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Based on an evaluation carried out, as of December 31, 2004, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the U.S. Securities Exchange Act of 1934) are effective.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management — Executive Officers", "The Board of Directors and Committees of the Board — Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2004.

Item 11.    Executive Compensation

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board — Directors' Compensation", "The Board of Directors and Committees of the Board — Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Security Ownership", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2004.

Item 13.    Certain Relationships and Related Transactions

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Certain Relationships and Related Transactions", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2004.

Item 14.    Principal Accountant Fees and Services

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Principal Accountant Fees and Services", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2004.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedule

        The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2004 are included in Part II, Item 8 of this Report:

  Report of the Independent Auditors
  Consolidated Statements of Operations and Comprehensive Income (Loss)
  Consolidated Statements of Cash Flows
  Consolidated Balance Sheets
  Consolidated Statements of Changes in Shareholders' Equity
  Notes to the Consolidated Financial Statements
  Schedule III — Real Estate and Accumulated Depreciation

(b)
Reports on Form 8-K

        We filed the following reports with the SEC on Form 8-K during the quarter ended December 31, 2004:

        On October 14, 2004, we filed a current report on Form 8-K reporting that that on October 8, 2004, we entered into a Term Loan Credit Agreement by and between Wells Fargo Bank, National Association ("Bank") and our wholly-owned subsidiary, The Santa Anita Companies, Inc. ("Borrower") to amend and extend the secured term credit facility between the Borrower and the Bank.

        On October 20, 2004, we filed a current report on Form 8-K reporting that on October 14, 2004, a Second Amending Agreement was entered into by and between Bank of Montreal (the "Bank"), acting as both lender and agent, the Issuer, as borrower, and the Issuer's wholly-owned subsidiaries Bay Meadows Operating Company LLC, Gulfstream Park Racing Association, Inc., Pacific Racing Association, MEC Land Holdings (California) Inc., The Santa Anita Companies, Inc. and Los Angeles Turf Club, Incorporated as guarantors (the "Guarantors").

        On November 1, 2004, we filed a current report on Form 8-K reporting the issuance of a press release on November 1, 2004 that announced our unaudited financial results for the nine-month period ended September 30, 2004.

        On November 1, 2004, we filed a current report on Form 8-K reporting wholly-owned subsidiaries of the Issuer entered into access agreements with Magna International Inc. and one of its subsidiaries for their use of the golf courses and associated clubhouse, meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario and Fontana Sports in Oberwaltersdorf, Austria.

        On November 5, 2004, we filed a current report on Form 8-K reporting the results posted by the Oklahoma State Election Board of State Question 712.

        On December 9, 2004, we filed a current report on Form 8-K reporting the entering into of a binding construction loan term sheet with MI Developments Inc.

  (c)
  Exhibits

        Please refer to the exhibit index below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2005.

MAGNA ENTERTAINMENT CORP.
By:	/s/ W. THOMAS HODGSON W. Thomas Hodgson Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. THOMAS HODGSON W. Thomas Hodgson	President Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005
/s/ MARY LYN SEYMOUR Mary Lyn Seymour	Controller (Principal Accounting Officer)	March 14, 2005
/s/ JOHN R. BARNETT John R. Barnett	Director	March 14, 2005
/s/ JERRY D. CAMPBELL Jerry D. Campbell	Director	March 14, 2005
/s/ LOUIS E. LATAIF Louis E. Lataif	Director	March 14, 2005
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 14, 2005
/s/ JIM MCALPINE Jim McAlpine	Director	March 14, 2005
/s/ WILLIAM J. MENEAR William J. Menear	Director	March 14, 2005
/s/ DENNIS MILLS Dennis Mills	Director	March 14, 2005

/s/ GINO RONCELLI Gino Roncelli	Director	March 14, 2005
/s/ FRANK STRONACH Frank Stronach	Chairman and Director	March 14, 2005

EXHIBIT INDEX

The following documents are filed as part of this Annual Report.

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16, 2000).
3.2	By-Laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 10-Q filed on May 10, 2004).
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791).
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and The Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009. (incorporated by reference to exhibit 4.1 to registrant's registration statement on Form S-3 filed January 31, 2003 (File number 333-102889)).
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368)
4.4	Registration Rights Agreement among the Company, BMO Nesbitt Burns Corp. and CIBC World Markets Corp., dated as of December 2, 2002 (incorporated by reference to exhibit 10.30 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.5	Registration Rights Agreement between the Company and Bank Austria Creditanstalt AG dated as of June 2, 2003 (incorporated by reference to exhibit 10.7 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
10.1	Stock Purchase Agreement dated as of June 30, 1999 between Magna Entertainment Corp. and Gulfstream Park Racing Association Inc. (incorporated by reference to exhibit 10.2 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.2	Stock Purchase Agreement dated as of October 21, 1999 between Magna Entertainment Corp., The Edward J. DeBartolo Corporation and Oklahoma Racing LLC (incorporated by reference to exhibit 10.3 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.3	Stock Purchase Agreement dated as of November 5, 1999 between Magna Entertainment Corp. and Ladbroke Racing Corporation (incorporated by reference to exhibit 10.4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.4	Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the exhibit 10.6 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).

10.5	Forbearance Agreement dated as of February 8, 2000 between Magna International Inc. and Magna Entertainment Corp. (incorporated by reference to the exhibit 10.8 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.6	Magna Entertainment Corp. Long-Term Incentive Plan (incorporated by reference to exhibit 10.11 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.7	Employment Agreement between the Company and Donald Amos dated August 3, 2000 (incorporated by reference to exhibit 10.15 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8	Amendment No. 1 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.21 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9	Amendment No. 2 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.22 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.10	Amendment No. 3 to the Term Loan Credit Agreement dated as of November 1, 2001, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.11	Stock Purchase Agreement dated as of December 21, 2000 among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed March 16, 2001).
10.12	Amendment No. 1, effective as of the Closing Date, to the Stock Purchase Agreement, dated as of December 21, 2000, among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed March 16, 2001).
10.13	Amending letter agreement dated March 28, 2001 to the Stock Purchase Agreement dated as of December 21, 2000, among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed March 16, 2001).
10.14	Stock Purchase Agreement dated June 27, 2001 between Magna Entertainment Corp. and Arthur L. McFadden (incorporated by reference to exhibit 10.22 of the registrant's Amendment No. 3 on Form S-1 filed on March 8, 2002 (File number 333-70520)).
10.15	Asset Purchase Agreement dated as of March 6, 2002 among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation. (The Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed on November 6, 2002).
10.16	First Amendment to Asset Purchase Agreement among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of September 30, 2002. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on November 6, 2002).

10.17	Second Amendment to Asset Purchase Agreement among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of October 23, 2002. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on November 6, 2002).
10.18	Stock Purchase Agreement dated July 15, 2002 by and among the Company, all the Stockholders of Laurel Racing Assoc., Inc., and Pimlico Racing Association, Inc., and Laurel Guida Group. (The Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on December 12, 2002).
10.19	Option Agreement dated November 27, 2002 by and among the Company, Joseph LLC, Karin LLC, Joseph A. De Francis and Karin M. De Francis. (Exhibit A to this Agreement has been omitted but will be furnished supplementally to the Commission upon request.) (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on December 12, 2002).
10.20	Amended and Restated Credit Agreement between the Company and the Bank of Montreal, et al, dated as of October 10, 2003. (incorporated by reference to exhibit 10.25 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.21	Loan Agreement dated January 24, 2003 between MEC Gründstucksentwicklungs GmbH and Österreichische Lotterien Gesellschaft m.b.H. (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the Quarter ended March 31, 2003).
10.22	Employment Agreement between the Company and Blake Tohana dated July 1, 2003 (incorporated by reference to exhibit 10.29 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.23	Promissory Note made by Ontario Racing inc. in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.1 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
10.24	Demand Debenture made by Flamboro Downs Holdings Limited in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.2 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
10.25	Guarantee issued by Flamboro Downs Holdings Limited in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
10.26	Guarantee issued by the registrant in favor of Charles Juravinski and Margaret Juravinski dated October 18, 2002 (incorporated by reference to exhibit 10.4 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
10.27	Loan Agreement dated March 5, 2004 between MEC Grundstucksentwicklungs GmbH and Raiffeisenlandesbank Niederosterreich-Wien AG in the amount of Euro 15,000,000 (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q for the Quarter ended March 31, 2004).
10.28	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, dated as of June 8, 2004 (incorporated by reference to exhibit 10.2 to the registrant's Form 10-Q for the Quarter ended June 30, 2004).

10.29	Term Loan Credit Agreement dated as of October 8, 2004 between Wells Fargo Bank, National Association and The Santa Anita Companies, Inc. (incorporated by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on October 14, 2004).
10.30	Second Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of October 14, 2004 (incorporated by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on October 20, 2004).
10.31	Third Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of December 7, 2004.*
10.32	Fourth Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of February 18, 2005.*
10.33	Magna Golf Club Preferred Access Agreement dated November 1, 2004 between MEC Holdings (Canada) Inc. and Magna International Inc.*
10.34	Preferred Access Agreement made November 1, 2004, between Magna International Europe AG and Fontana Beteiligungs AG.*
10.35	Construction Loan Term Sheet with MI Developments Inc. for Gulfstream Park and The Meadows dated December 9, 2004 (incorporated by reference to the registrant's Report on Form 8-K filed on December 9, 2004).
10.36	Loan Agreement dated December 9, 2004 among Gulfstream Park Racing Association, Inc., MID Islandi SF, MEC Pennsylvania Racing, Inc., Washington Trotting Association, Inc. and Mountain Laurel Racing, Inc. (The ancillary agreements referenced in this agreement have been omitted but will be furnished to the Commission upon request.)*
10.37	Offer for Purchase of Receivables dated December 30, 2004 between Fontana Beteiligungs AG and Magna International Europe AG to Bank Austria Creditanstalt AG*
10.38	Offer for Purchase of Receivables dated February 17, 2005 between MEC Holdings (Canada) Inc. and Magna International Inc. to Bank Austria Creditanstalt AG*
12	Statement re: Computation of Earnings to Fixed Charges*
14	Code of Business Conduct*
21	Subsidiaries of the Registrant*
23	Consent of Ernst & Young LLP*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

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