Form 10-K/A
MAGNA ENTERTAINMENT CORP
filed 2005-04-28
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(905) 726-2462
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Subordinate Voting Stock
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒            No ☐

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

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 9, 2005 was 48,878,796.

The number of shares of Class B Stock of the registrant outstanding as of March 9, 2005 was 58,466,056.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
None	None

Explanatory Note

        In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management's report on the Company's internal controls over financial reporting and the required attestation on those controls from our independent registered public accountants. We elected to utilize a portion of this extension period. Therefore, Magna Entertainment Corp. hereby amends its Annual Report on Form 10-K, filed March 15, 2005 (the "Original Filing"), to include Management's Report on Internal Control Over Financial Reporting and the Report of our Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" on Form 10-K. Except for the foregoing amendment, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process defined to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Management of the Company has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this evaluation, the Company used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, management of the Company has identified a material weakness in its internal control over financial reporting with regard to two companies that are currently providing totalisator services to the Company. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        During the course of management's assessment of the effectiveness of the Company's internal control over financial reporting, the Company requested a Type II Statement on Auditing Standards ("SAS") 70 report from the three companies that provide totalisator services to the Company. Despite management's timely requests, Scientific Games Racing, LLC (the parent company of Autotote) and United Tote Company, two of the three companies that provide totalisator services ("tote companies") to the Company, were unable to provide the required SAS 70 reports. The inability of these tote companies to provide the required SAS 70 reports has caused management of the Company to conclude that there is a material weakness in the Company's internal control over financial reporting. This conclusion is based on the fact that significant financial statement balances including gross wagering revenues, purses, awards and others and settlements receivable and settlements payable, are balances which are impacted by tote information from these companies. Although management did not identify any accounting adjustments as a result of inaccurate tote information in these accounts in the Company's financial statements for the year ended December 31, 2004, the inability to obtain a Type II SAS 70 report on the applicable controls in operation at these two tote companies is considered a material weakness in the Company's internal control over financial reporting because there is a potential of a material misstatement in gross wagering revenues, purses, awards and others, and settlements receivable and settlements payable in the annual or interim financial statements that would not be prevented or detected. The Company was able to obtain a Type II SAS 70 report from its third totalisator service provider, Amtote International, Inc.

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

        As a result of the material weakness described above, management of the Company has determined that the Company did not maintain effective internal control over its financial reporting as of December 31, 2004.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Magna Entertainment Corp.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting Offering under Item 9A, that Magna Entertainment Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the failure to obtain Type II Statement on Auditing Standards 70 reports from two companies that provide totalisator services to the Company, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magna Entertainment Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: during the course of management's assessment of the effectiveness of the Company's internal control over financial reporting, the Company requested a Type II Statement on Auditing Standards ("SAS") 70 report from the three companies that provide totalisator services to the Company. Despite management's timely requests, Scientific Games Racing, LLC (the parent company of Autotote) and United Tote Company, two of the three companies that provide totalisator ("tote companies") services to the Company, were unable to provide the required SAS 70 reports. The inability of these tote companies to provide the required SAS 70 reports has caused management of the Company to conclude that there is a material weakness in the Company's internal control over financial reporting. This conclusion is based on the fact that significant financial statement balances including gross wagering revenues, purses, awards and others, and settlements receivable and settlements payable, are balances which are impacted by tote information from these companies. Although management did not identify any accounting adjustments to the Company's consolidated financial statements for the year ended December 31, 2004 as a result of inaccurate tote information, the inability to obtain a Type II SAS 70 report on the applicable controls in operation at these two tote companies is considered a material weakness in the Company's internal control over financial reporting because there is a potential of a material misstatement in gross wagering revenues, purses, awards and others, and settlements receivable and settlements payable in the annual or interim financial statements that would not be prevented or detected.    This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 7, 2005, except for Notes 11(a) and 21, as to which the date is, February 18, 2005 on those consolidated financial statements.

        In our opinion, management's assessment that Magna Entertainment Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Magna Entertainment Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Ernst & Young LLP

Toronto, Canada April 26, 2005

Disclosure Controls and Procedures

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits.    See Exhibit Index immediately following signature pages.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA ENTERTAINMENT CORP.
By:	/s/ W. THOMAS HODGSON W. Thomas Hodgson Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons in the capacities indicated:

Signature	Title	Date
/s/ W. THOMAS HODGSON W. Thomas Hodgson	President Chief Executive Officer and Director (Principal Executive Officer)
/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)
/s/ MARY LYN SEYMOUR Mary Lyn Seymour	Controller (Principal Accounting Officer)
* John R. Barnett	Director
* Jerry D. Campbell	Director
* Louis E. Lataif	Director
* Edward C. Lumley	Director
* Jim McAlpine	Director
* William J. Menear	Director
* Dennis Mills	Director
* Gino Roncelli	Director
* Frank Stronach	Chairman and Director
*
The undersigned, by signing his name hereto, does hereby sign this Form 10-K/A on behalf of each person denoted above with an (*) asterisk pursuant to the powers of attorney filed as Exhibit 24 of the Form 10-K (File No. 000-30578) filed on March 15, 2005.

April 27, 2005

By: /s/  BLAKE S. TOHANA
Name: Blake S. Tohana
Title: Attorney-in-fact

Exhibit Index

Exhibit Number	Description
23	Consent of Ernst & Young LLP. Filed herewith.
31.1
Certification by Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2
Certification by Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

QuickLinks

Explanatory Note
PART IV
SIGNATURES
Exhibit Index