Form 10-Q
period 2005-03-31
MAGNA ENTERTAINMENT CORP
filed 2005-05-10
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2005
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

The Registrant had 48,892,971 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of April 30, 2005.

MAGNA ENTERTAINMENT CORP.
I N D E X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended March 31,
	2005	2004
Revenues
Racing
Gross wagering	$216,802	$248,669
Non-wagering	29,660	35,614

	246,462	284,283

Real estate and other
Sale of real estate	—	4,038
Golf and other	5,900	3,503

	5,900	7,541

	252,362	291,824

Costs and expenses
Racing
Purses, awards and other	136,695	153,750
Operating costs	77,505	80,251
General and administrative	17,076	15,962

	231,276	249,963

Real estate and other
Cost of real estate sold	—	1,441
Operating costs	2,982	2,486
General and administrative	404	380

	3,386	4,307

Predevelopment and other costs	4,219	3,133
Depreciation and amortization	9,952	8,420
Interest expense, net	8,085	5,026
Equity income	(87)	(142)

	256,831	270,707

Income (loss) before income taxes	(4,469)	21,117
Income tax recovery	(349)	—

Net income (loss)	(4,120)	21,117
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,772)	(7,377)
Change in fair value of interest rate swap	389	557

Comprehensive income (loss)	$(10,503)	$14,297

Earnings (loss) per share for Class A Subordinate Voting Stock or Class B Stock:
Basic	$(0.04)	$0.20
Diluted	$(0.04)	$0.19

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period (in thousands):
Basic	107,347	107,259
Diluted	107,347	137,472

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(U.S. dollars in thousands)

	Three months ended March 31,
	2005	2004
Cash provided from (used for):
OPERATING ACTIVITIES
Net income (loss)	$(4,120)	$21,117
Items not involving current cash flows	5,173	6,076

	1,053	27,193
Changes in non-cash working capital	(12,727)	(18,850)

	(11,674)	8,343

INVESTMENT ACTIVITIES
Real estate property and fixed asset additions	(22,360)	(28,262)
Other asset additions	(108)	(450)
Proceeds on disposal of real estate properties and fixed assets	1,610	4,013

	(20,858)	(24,699)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(500)	2,000
Issuance of long-term debt	22,470	18,385
Repayment of long-term debt	(1,745)	(1,390)
Issuance of share capital	—	852

	20,225	19,847

Effect of exchange rate changes on cash and cash equivalents	(660)	(878)

Net increase (decrease) in cash and cash equivalents during the period	(12,967)	2,613
Cash and cash equivalents, beginning of period	60,641	99,807

Cash and cash equivalents, end of period	$47,674	$102,420

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(U.S. dollars and share amounts in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$47,674	$60,641
Restricted cash	30,695	25,478
Accounts receivable	56,679	47,655
Income taxes receivable	—	1,798
Prepaid expenses and other	16,775	13,069

	151,823	148,641

Real estate properties, net	912,062	912,243
Fixed assets, net	49,742	51,538
Racing licenses	240,229	240,893
Other assets, net	13,110	14,793
Future tax assets	39,857	35,245

	$1,406,823	$1,403,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$27,000	$27,500
Accounts payable	93,552	91,690
Accrued salaries and wages	8,526	10,306
Customer deposits	2,828	2,905
Other accrued liabilities	20,381	27,558
Income taxes payable	1,867	—
Long-term debt due within one year	23,211	17,763
Deferred revenue	20,199	17,951

	197,564	195,673

Long-term debt	241,728	241,498
Long-term debt due to parent	35,499	23,408
Convertible subordinated notes	219,529	219,257
Other long-term liabilities	11,448	11,919
Future tax liabilities	132,793	132,918

	838,561	824,673

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock (issued: 2005 — 48,893, 2004 — 48,879)	318,088	318,003
Class B Stock (issued: 2005 and 2004 — 58,466)	394,094	394,094
Contributed surplus	17,282	17,282
Deficit	(207,774)	(203,654)
Accumulated comprehensive income	46,572	52,955

	568,262	578,680

	$1,406,823	$1,403,353

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

  The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. A disproportionate share of annual revenues and net income is typically earned in the first quarter of each year.

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

  As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net income (loss) and income (loss) per share in the unaudited consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Statement 123(R) must be adopted no later than January 1, 2006. The Company is currently reviewing the Statement, but has not yet determined the methodology it will follow for implementation, or the impact on the Company's financial statements.

2.     INCOME TAXES

  In accordance with United States generally accepted accounting principles, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to income (loss) before income taxes for the three months ended March 31, 2005 and 2004, resulting in an income tax recovery of $0.3 million for the three months ended March 31, 2005 and no income tax provision for the three months ended March 31, 2004.

3.     BANK INDEBTEDNESS

  The Company has a senior secured revolving credit facility in the amount of $50.0 million. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields and Santa Anita Park. At March 31, 2005, the Company had borrowings under the facility of $27.0 million (December 31, 2004 — $27.5 million) and had issued letters of credit totaling $22.6 million (December 31, 2004 — $21.9 million) under the credit facility, such that $0.4 million was unused and available. The credit facility expires on October 10, 2005, and may be extended with the consent of both parties.

  The loans under the facility bear interest at either the U.S. Base rate or the London Interbank Offered Rate ("LIBOR") plus a margin based on the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization. The weighted average interest rate on the loans outstanding under the credit facility as at March 31, 2005 was 6.3% (December 31, 2004 — 6.0%).

  On February 18, 2005, the Company amended its credit agreement including the financial covenants for this facility. At March 31, 2005, the Company was not in compliance with certain of the financial covenants contained in the amended credit agreement. A waiver for the financial covenants breach at March 31, 2005 was obtained from the lender on April 26, 2005. The Company has also obtained a waiver in the event that it is in breach of certain of the financial covenants at June 30, 2005, which is the next and only remaining quarterly reporting date required under the facility prior to its expiration on October 10, 2005. The Company is currently negotiating with the lender to amend the credit agreement including the financial covenants for this facility.

4.     LONG-TERM DEBT

  On February 18, 2005, one of the Company's Canadian subsidiaries entered into a financing arrangement, which is secured by an assignment of a portion of the future amounts receivable under the Magna Golf Club access agreement. The Company received proceeds of $11.1 million (Cdn. $13.7 million) that is repayable in three annual installments of Cdn. $5.0 million commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%.

5.     LONG-TERM DEBT DUE TO PARENT

  In December 2004, certain of the Company's subsidiaries entered into a project financing arrangement with MI Developments Inc. ("MID") for the reconstruction of facilities at Gulfstream Park of $115 million. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly (March 31, 2005 — 6.2%). After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2008, payment of interest will be deferred. Commencing January 1, 2008, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions with the construction loan for The Meadows redevelopment contemplated by the term sheet between the Company and MID entered into on December 9, 2004. The loan is guaranteed by The Meadows and is collateralized principally by first-ranking security over the lands forming part of the racetrack operations at Gulfstream Park and The Meadows and certain lands adjacent to the racetrack operations at Gulfstream Park and over all other assets of Gulfstream Park and The Meadows, excluding licenses and permits. During the three months ended March 31, 2005, $11.4 million was advanced on this loan, such that at March 31, 2005, $38.3 million was outstanding under the Gulfstream Park loan, which includes $0.6 million of accrued interest. Loan origination expenses of $2.8 million have been recorded as a reduction of the outstanding loan balance. The loan balance will be accreted to its face value over the term to maturity.

6.     CAPITAL STOCK AND LONG-TERM INCENTIVE PLAN

  (a)
  Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the three months ended March 31, 2005 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2004	48,879	$318,003	58,466	$394,094	107,345	$712,097
Issued under the Long-term Incentive Plan	14	85	—	—	14	85

Issued and outstanding at March 31, 2005	48,893	$318,088	58,466	$394,094	107,359	$712,182

  (b)
  Long-term Incentive Plan

    The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000), which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended March 31, 2005, 14,175 shares were issued under the Plan.

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

    Information with respect to shares under option is as follows:

	Shares Subject to Option		Weighted Average Exercise Price
	2005	2004	2005	2004
Balance, at January 1	4,500,500	4,841,500	$6.18	$6.14
Granted	490,000	150,000	6.40	6.33
Exercised	—	(175,000)	—	4.87
Forfeited(i)	(145,000)	(144,000)	6.76	6.94

Balance, at March 31	4,845,500	4,672,500	$6.19	$6.16

    (i)
    For the three months ended March 31, 2005 and 2004, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited in the three months ended March 31, 2005 or 2004 were subsequently reissued.

    At March 31, 2005, the 4,845,500 stock options outstanding had exercise prices ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.19 per share.

    At March 31, 2005, there were 4,089,430 options exercisable with a weighted average exercise price of $6.12 per share.

    Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation", provides companies an alternative to accounting for stock-based compensation as prescribed under APB 25. SFAS 123 encourages, but does not require, companies to recognize an expense for stock-based awards at their fair value on the date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25 which does not give rise to an expense) provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

    During the three months ended March 31, 2005, 490,000 (three months ended March 31, 2004 — 150,000) stock options were granted with an average fair value of $3.00 (March 31, 2004 — $2.25) per option.

    The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31,
	2005	2004
Risk free interest rates	4.0%	3.0%
Dividend yields	—	0.84%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.551	0.578
Weighted average expected life (years)	4.00	4.00

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

    The Company's SFAS 123 pro-forma net income (loss) and the related per share amounts are as follows:

	Three months ended March 31,
	2005	2004
Net income (loss), as reported	$(4,120)	$21,117
Pro-forma stock compensation expense determined under the fair value method, net of tax	(209)	(175)

Pro-forma net income (loss)	$(4,329)	$20,942

Earnings (loss) per share
Basic — as reported	$(0.04)	$0.20
Basic — pro-forma	$(0.04)	$0.20

Diluted — as reported	$(0.04)	$0.19
Diluted — pro-forma	$(0.04)	$0.19

  (c)
  Maximum Shares

    The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding as at March 31, 2005 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at March 31, 2005	48,893
Class B Stock outstanding at March 31, 2005	58,466
Options to purchase Class A Subordinate Voting Stock	4,846
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

142,305

7.     EARNINGS (LOSS) PER SHARE

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended March 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(4,120)	$(4,120)	$21,117	$21,117
Interest, net of related tax on convertible subordinated notes	—	—	—	4,616

	$(4,120)	$(4,120)	$21,117	$25,733

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,881	48,881	48,793	79,006
Class B Stock	58,466	58,466	58,466	58,466

	107,347	107,347	107,259	137,472

Earnings (Loss) Per Share	$(0.04)	$(0.04)	$0.20	$0.19

  For the three months ended March 31, 2005, as a result of the net loss, options to purchase 4,845,500 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

  For the three months ended March 31, 2004, as a result of the exercise price of certain options exceeding the average market price of the Class A Subordinate Voting Stock, options to purchase 3,817,500 shares were excluded from the computation of diluted earnings per share since the effect was anti-dilutive.

8.     COMMITMENTS AND CONTINGENCIES

  (a)
  The Company generates a substantial amount of its revenues from wagering activities and, therefore, it is subject to the risks inherent in the ownership and operation of a racetrack. These include, among others, the risks normally associated with changes in the general economic climate, trends in the gaming industry, including competition from other gaming institutions and state lottery commissions, and changes in tax and gaming laws.

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

  (c)
  The Company also has letters of credit issued with various financial institutions of $4.5 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. As of March 31, 2005, these indemnities amounted to $4.3 million with expiration dates through March 31, 2006.

  (e)
  Contractual commitments outstanding at March 31, 2005, which related to construction and development projects, amounted to approximately $70.0 million.

  (f)
  The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004, and expired on April 30, 2005, however both parties intend to informally operate under its terms until a new agreement can be finalized.

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

  (g)
  The Company is considering a redevelopment of the entire stable area at Laurel Park (the "Laurel Park Redevelopment"). In the event this development was to proceed as currently contemplated, the Laurel Park Redevelopment would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at March 31, 2005 of the assets that would be demolished if the Laurel Park Redevelopment is completed is approximately $3.1 million. If the Company decides to proceed with the Laurel Park Redevelopment and obtains the approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there will likely be a temporary disruption of Laurel Park's operations during a racing season and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

  (h)
  The Company is considering a redevelopment of the clubhouse/grandstand at The Meadows ("The Meadows Redevelopment"). In the event the Company obtains a slot machine license for The Meadows and this development were to proceed as currently contemplated, The Meadows Redevelopment would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at March 31, 2005 of the assets that would be demolished if The Meadows Redevelopment is completed is approximately $8.3 million. If the Company decides to proceed with The Meadows Redevelopment and obtains approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the Company's goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there will likely be a temporary disruption of The Meadows' operations and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings at The Meadows.

  (i)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various affiliates of the Company anticipating the ownership and development of a portion of the Gulfstream Park racetrack. In April 2004, the Company signed a Pre-Development Management Agreement, which governs the activities of the parties and obligates the parties to work together to plan, design, entitle, pre-lease, contract to construct and finance a project. The Agreement also contemplates a conceptual development and business plan for the project. Upon execution of this Agreement, Forest City paid $1 million to the Company in consideration for their right to work exclusively with the Company on this project and to secure the performance of their obligations under the Agreement. Forest City and the Company then collectively developed a Business Plan, which upon completion, Forest City provided an additional $1 million to the Company. These two deposits have been reflected as other accrued liabilities on the Company's consolidated balance sheets. Under certain conditions, these deposits may be refundable to Forest City. Under the terms of the Letter of Intent and also the Pre-Development Management Agreement, the Company may be responsible for additional equity contributions, however to March 31, 2005, the Company has not made any such contributions.

  (j)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and various affiliates of the Company to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company established a joint account to be used for the purpose of co-funding the development of a business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005. To date, the Company has contributed approximately $1.0 million to this initiative, of which $0.6 million was contributed during the three months ended March 31, 2005. The deposits have been reflected as other assets on the Company's consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to March 31, 2005 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible for additional equity contributions, however to March 31, 2005, the Company has not made any such contributions.

9.     SEGMENT INFORMATION

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing operations and real estate and other operations. The racing segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network and the North American production facility for StreuFex™; (6) Canadian operations include Flamboro Downs and its OTB network; (7) European operations include Magna Racino™, MagnaBet™, RaceONTV™ and the European production facility for StreuFex™; and (8) Technology operations include XpressBet®, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment include costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities and other real estate holdings including residential housing developments adjacent to the Company's golf courses.

  The Company, including its President and Chief Executive Officer, uses revenues and earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA") as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, operating and financial performance of companies within the horse racing industry in a meaningful and consistent manner as EBITDA eliminates the effects of financing and capital structures, which vary between companies. Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (loss) as a measure of the Company's operating results or cash flows, or as a measure of liquidity.

  The accounting policies of each segment are the same as those described in the "Significant Accounting Policies" section of the Company's annual report on Form 10-K for the year ended December 31, 2004.

  The following summary presents key information about reported segments for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Revenues
California operations(i)	$107,550	$140,565
Florida operations	62,005	68,664
Maryland operations	25,167	24,196
Southern U.S. operations	15,560	15,554
Northern U.S. operations(ii)	21,128	21,108
Canadian operations	6,317	6,865
European operations	2,077	540
Technology operations	11,450	10,765

	251,254	288,257
Corporate and other	64	341
Eliminations	(4,856)	(4,315)

Total racing operations	246,462	284,283

Sale of real estate	—	4,038
Golf and other	5,900	3,503

Total real estate and other operations	5,900	7,541

Total revenues	$252,362	$291,824

Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations(i)	$16,010	$23,935
Florida operations	9,850	15,878
Maryland operations	(173)	1,108
Southern U.S. operations	(578)	(979)
Northern U.S. operations(ii)	(617)	(670)
Canadian operations	1,514	2,061
European operations	(4,138)	(1,582)
Technology operations	(14)	1,304

	21,854	41,055
Corporate and other	(6,581)	(6,593)
Predevelopment costs	(4,219)	(3,133)

Total racing operations	11,054	31,329

Sale of real estate	—	2,597
Golf and other	2,514	637

Total real estate and other operations	2,514	3,234

Total EBITDA	$13,568	$34,563

  (i)
  For the three months ended March 31, 2004, the California operations segment included the operations of Bay Meadows, the facility lease for which expired on December 31, 2004. Bay Meadows' revenues and loss before interest, income taxes, depreciation and amortization was $1.6 million and $2.1 million, respectively, for the three months ended March 31, 2004.

  (ii)
  For the three months ended March 31, 2004, the Northern U.S. operations segment included the operations of Multnomah Greyhound Park in Portland, Oregon, the facility lease for which expired on December 31, 2004. Multnomah Greyhound Park's revenues and loss before interest, income taxes, depreciation and amortization was $0.2 million and $0.4 million, respectively, for the three months ended March 31, 2004.

	March 31, 2005	December 31, 2004
Total Assets
California operations	$309,929	$310,026
Florida operations	234,734	205,149
Maryland operations	168,112	168,073
Southern U.S. operations	108,588	105,024
Northern U.S. operations	118,564	119,973
Canadian operations	98,019	98,723
European operations	143,450	176,906
Technology operations	15,710	15,439

	1,197,106	1,199,313
Corporate and other	88,166	74,782

Total racing operations	1,285,272	1,274,095

Non-Core Real Estate	2,509	2,512
Golf and other	119,042	126,746

Total real estate and other operations	121,551	129,258

Total assets	$1,406,823	$1,403,353

  Reconciliation of EBITDA to Net Income (Loss)

	Three months ended March 31, 2005
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$11,054	$2,514	$13,568
Interest expense, net	8,060	25	8,085
Depreciation and amortization	9,158	794	9,952

Income (loss) before income taxes	(6,164)	1,695	(4,469)
Income tax recovery			(349)

Net loss			$(4,120)

	Three months ended March 31, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$31,329	$3,234	$34,563
Interest expense (income), net	5,308	(282)	5,026
Depreciation and amortization	7,693	727	8,420

Income before income taxes	18,328	2,789	21,117
Income tax provision			—

Net income			$21,117

10.   SUBSEQUENT EVENT

  On April 5, 2005, one of the Company's Canadian subsidiaries entered into a loan agreement, which is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. The amount of the loan is $16.9 million (Cdn. $20.5 million) and is repayable in six annual installments of Cdn. $5.0 million commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements included in this report.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon, Ontario, Canada and Ebreichsdorf, Austria. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, two standardbred (harness racing) racetracks and two racetracks that run both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. At the end of the fourth quarter of 2004, we ceased operations at Bay Meadows and Multnomah Greyhound Park as these were operations in leased facilities and the leases were not renewed for 2005. In addition, we operate off-track betting ("OTB") facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HRTV™. HRTV™ is currently distributed to more than 11 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. In 2004, we launched RaceONTV™ in Europe to provide North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a predevelopment management agreement with Forest City Enterprises, Inc. with respect to the planned development of "The Village at Gulfstream Park™", an 80-acre, mixed-use retail, entertainment and residential project at Gulfstream Park. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.5 million as of March 31, 2005) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business.

Recent Developments and Initiatives

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation has passed in each of Pennsylvania and Oklahoma in 2004 and an initiative is currently underway to legalize slot machines at certain pari-mutuel facilities in Florida.

        The Pennsylvania Race Horse Development and Gaming Act was passed and signed into legislation in July 2004. This legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities, which successfully apply for slot machine licenses, will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board ("PGCB"). The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each.

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

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a slot machine license at The Meadows, our racetrack in the Pittsburgh area, in accordance with the requirements of the legislation and associated regulations without delay. The PGCB, created under the legislation to implement and oversee licensee gaming operations, has been fully constituted but has not yet released the slot machine licensees' operating regulations or form of licensee application. We are closely monitoring this process and will be in a position to pursue our application as soon as the PGCB permits.

        The Pennsylvania Race Horse Development and Gaming Act has been subjected to legal challenge by various groups, a move that was not unanticipated at the time of the passage of this legislation. These legal challenges are currently in the courts and are being vigorously defended by both the State of Pennsylvania and interested industry representatives.

        Under legislation that was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, our Oklahoma City racetrack, will be permitted, subject to licensing, to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. One of the pre-conditions to Remington Park's right to operate gaming machines under the new legislation was the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes, which has now occurred. The Oklahoma Horse Racing Commission ("OHRC") is empowered under the legislation to oversee licensees' applications and operations and has now issued the form of regulations and applications it will require. We have commenced the license application process and are actively working to prepare Remington Park for gaming operations upon receipt of a gaming license.

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. The County referenda were held on March 8, 2005 and on that date, voters in Broward County approved the referendum questions by majority vote, which means that slot machines are authorized at qualifying pari-mutuel facilities in Broward County, subject to the enactment of applicable legislation and licensing. The Miami-Dade County referendum of the same date resulted in a vote against authorization of slot machines at qualifying pari-mutuel facilities in Miami-Dade County. Pursuant to Amendment 4, the state legislature is now required to adopt implementing legislation with an effective date no later than July 1, 2005. We have entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that county, that contains, among other things, provision for payment to Broward County of 1.5% of Gross Terminal Revenues up to a level of $250.0 million of Gross Terminal Revenues and 2.0% on Gross Terminal Revenues in excess of $250.0 million. We are also required to enter into an agreement with the city in which Gulfstream Park is located, Hallandale Beach, providing for, among other things, a payment of a percentage of Gross Terminal Revenues to that city. To date, we have spent approximately $4.9 million on the advancement of the state-wide referendum campaign and continue to incur lobbying costs during the state legislative campaigns.

        The redevelopment of Gulfstream Park, which commenced in 2004, continued in the first quarter of 2005 concurrently with the 2005 race meet. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park is approximately $145 million, which we are partially financing through a $115 million construction loan from our parent company, MI Developments Inc. ("MID"). Since the project included the demolition of a substantial portion of the current buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations, however as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted compared to prior year results. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet, however, with a project of this magnitude, there is a risk that the redevelopment will not be completed according to schedule.

        The redevelopment of the racing surfaces at Laurel Park, which commenced in 2004, continued in the first quarter of 2005. The project includes significant modifications and enhancements to the racing surfaces, including the construction of a new, wider turf course. The new dirt track was completed in January 2005 and the new turf track is scheduled to be completed prior to the start of Laurel Park's 2005 summer meet, which commences on August 6, 2005. We are also considering a redevelopment of the entire stable area at Laurel Park. In the event that we proceed with this redevelopment as currently contemplated, it would include the construction of new barns, dormitories and grooms' quarters. The aggregate carrying value at March 31, 2005 of the assets that would be demolished if this redevelopment is completed is approximately $3.1 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, the project would be scheduled to minimize any interference with Laurel Park's racing season, however, with a project of this magnitude, there would likely be a temporary disruption to Laurel Park's operations during the racing season and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at Laurel Park during that season.

        We are also considering a redevelopment of the clubhouse/grandstand at The Meadows. In the event that we obtain a slot machine license for The Meadows and this development were to proceed as currently contemplated, it would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at March 31, 2005 of the assets that would be demolished if this redevelopment is completed is approximately $8.3 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, our goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there would likely be a temporary disruption of The Meadows' operations and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at The Meadows.

        The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc., the current owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004 and expired on April 30, 2005, however both parties intend to informally operate under its terms until a new agreement can be finalized. Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and OTB facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. At this time, we are uncertain as to the likelihood of a renewal of this agreement on comparable terms.

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates anticipating the ownership and development of a portion of the Gulfstream Park racetrack. In April 2004, we signed a Pre-Development Management Agreement which governs the activities of the parties and obligates the parties to work together to plan, design, entitle, pre-lease, contract to construct and finance a project. The Agreement also contemplates a conceptual development and business plan for the project. Upon execution of this Agreement, Forest City paid $1 million to MEC in consideration for their right to work exclusively with MEC on this project and to secure the performance of their obligations under the Agreement. Forest City and MEC then collectively developed a Business Plan that upon completion, Forest City provided an additional $1 million to MEC. These two deposits have been reflected as other accrued liabilities on our consolidated balance sheets. Under certain conditions, these deposits may be refundable to Forest City. Under the terms of the Letter of Intent and also the Pre-Development Management Agreement, MEC may be responsible for additional equity contributions, however to March 31, 2005, we have not made any such contributions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and various MEC affiliates to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we established a joint account to be used for the purpose of co-funding the development of a business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005. To date, we have contributed approximately $1 million to this initiative, of which $0.6 million was contributed in the first quarter of 2005. The deposits have been reflected as other assets on our consolidated balance sheets. We are continuing to explore these developmental opportunities, but to March 31, 2005 we have not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, MEC may be responsible for additional equity contributions, however to March 31, 2005, we have not made any such contributions.

        We have applied for horse racing licenses in certain other jurisdictions, including the Detroit, Michigan area where we have proposed to develop a new racetrack, subject to regulatory and other approvals. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. The option expires on June 30, 2005. If we are unable to obtain a racing license for this site, or if we are unable to renew this option arrangement with MID upon its expiry, then we would incur a write-down of the costs that have been incurred with respect to entitlements on this property and in the pursuit of this license. At March 31, 2005, we have incurred approximately $2.8 million of costs related to this property and in pursuit of the license.

        The lease on our Bay Meadows site expired December 31, 2004, and as a result we are continuing to explore alternative venues, including vacant land that we purchased in Dixon, California, for future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex. This project is still in the early stages of planning and is subject to regulatory and other approvals.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Racing operations

        In the three months ended March 31, 2005, we operated our largest racetracks for 58 fewer live race days compared to the prior year period, primarily due to a change in the racing calendar at Golden Gate Fields, which resulted in live race days being shifted to later in the year such that there was a reduction in live race days of 48 days in the first quarter of 2005. The remaining reduction in live race days were at Gulfstream Park where additional days were shifted to the second quarter of 2005 and at The Maryland Jockey Club due to race day cancellations as a result of inclement weather. Our other racetracks operated an additional seven live race days in the three months ended March 31, 2005 compared to the prior year period, primarily due to an increase in live race days at The Meadows as we shifted additional days into the first quarter of 2005 to minimize the disruption and loss of live race days during the proposed redevelopment contemplated for later in 2005 and the addition of live race days at Magna Racino™, as the racing facility did not open until the second quarter of 2004.

        Set forth below is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters of 2005 with comparatives for 2004.

LIVE RACE DAYS

Largest Racetracks	Q1 2005	Q1 2004	Awarded Q2 2005	Q2 2004	Awarded Q3 2005	Q3 2004	Awarded Q4 2005	Q4 2004	Total 2005(1)	Total 2004
Santa Anita Park(2)	69	69	11	10	—	—	6	5	86	84
Gulfstream Park	71	76	18	15	—	—	—	—	89	91
Golden Gate Fields	21	69	30	—	—	—	52	36	103	105
Bay Meadows(3)	—	—	—	55	—	23	—	26	—	104
Laurel Park	47	58	—	—	34	—	63	—	144	58
Lone Star Park	—	—	58	58	11	8	31	15	100	81
Pimlico Race Course	11	5	49	43	—	32	—	57	60	137

	219	277	166	181	45	63	152	139	582	660

Other Racetracks(4)
The Meadows	57	52	53	53	60	53	50	48	220	206
Thistledown	—	—	60	62	66	65	61	56	187	183
Flamboro Downs	63	65	65	65	65	65	64	63	257	258
Remington Park	4	4	28	24	35	34	32	31	99	93
Portland Meadows	37	36	7	10	—	—	35	32	79	78
Great Lakes Downs	—	—	35	42	51	60	19	16	105	118
Magna Racino™	3	—	17	23	14	17	11	10	45	50

	164	157	265	279	291	294	272	256	992	986

TOTAL	383	434	431	460	336	357	424	395	1,574	1,646

(1)
Includes actual live race days for the first quarter of 2005 and awarded live race days for the remainder of 2005.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 31 days in 2005 compared to 26 days in 2004.

(3)
The lease on the Bay Meadows site expired December 31, 2004.

(4)
Excludes Colonial Downs, which is owned by a third party whose racing operations are managed by The Maryland Jockey Club.

        In the three months ended March 31, 2005, revenues from our racing operations decreased $37.8 million or 13.3% to $246.5 million, compared to $284.3 million in the comparable 2004 period, primarily due to:

  •
  California revenues below the prior year period by $33.0 million or 23.5% due to:

  •
  the change in the racing calendar at Golden Gate Fields whereby live race days have been shifted to later in the year such that live race days were reduced from 69 days in the first quarter of 2004 to only 21 days in the current year quarter;

  •
  lower levels of handle and gross wagering at Santa Anita Park as a result of significant rainfall in Southern California, which resulted in the cancellation of a live race day and significantly reduced the number of races on the turf course. Turf course races typically generate higher levels of wagering; and

  •
  the expiry of the Bay Meadows lease on December 31, 2004.

  •
  Florida revenues below the prior year period by $6.7 million or 9.7% due to the disruption of the racing operations as a result of the redevelopment project currently underway at Gulfstream Park. The live race meet conducted in the first quarter of 2005 operated out of temporary facilities and best efforts were made to minimize the negative impact of the disruption.

  •
  Increased revenues in our European operations, where revenues were above the prior year period by $1.5 million due to the opening of the Magna Racino™ and the commencement of RaceONTV™ and MagnaBet™ in the second quarter of 2004.

        Purses, awards and other decreased 11.1% to $136.7 million in the three months ended March 31, 2005 from $153.8 million in the three months ended March 31, 2004, primarily due to decreased wagering at Golden Gate Fields and Santa Anita Park for reasons noted above. As a percentage of gross wagering revenues, purses, awards and other increased from 61.8% in the three months ended March 31, 2004 to 63.1% in the three months ended March 31, 2005, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs in our racing operations decreased $2.8 million to $77.5 million in the three months ended March 31, 2005, from $80.3 million in the three months ended March 31, 2004, primarily due to:

  •
  a decrease of $6.7 million in our California operations as a result of the change in the racing calendar at Golden Gate Fields and the expiry of the Bay Meadows lease;

  •
  an increase of $3.0 million in our European operations as a result of these business units being in operation for the entire first quarter of 2005 and only in early stages of start-up in the first quarter of 2004; and

  •
  an increase of $0.5 million in our Florida operations as cost savings and expense reductions were offset by $3.9 million of amortization relating to the temporary facility construction costs at Gulfstream Park, which are being amortized over Gulfstream Park's 2005 race meet.

        As a percentage of total racing revenues, operating costs increased from 28.2% in the three months ended March 31, 2004 to 31.4% in the three months ended March 31, 2005 primarily as a result of the decline in racing revenues.

        General and administrative expenses in our racing operations increased $1.1 million to $17.1 million in the three months ended March 31, 2005 compared to $16.0 million in the three months ended March 31, 2004 primarily due to:

  •
  an increase of $0.8 million in our European operations for reasons noted above under operating cost increases;

  •
  an increase of $0.7 million in our Technology operations as a result of severance costs at HRTV™ incurred in efforts to streamline administrative operations;

  •
  a decrease of $0.3 million in our Corporate and other operations as a result of focused efforts to reduce costs in all areas; and

  •
  decreases in our other operations as a result of the expiry of the Bay Meadows lease and continued efforts to reduce costs in all areas were largely offset by increases in health and benefit costs.

        As a percentage of total racing revenues, general and administrative expenses increased from 5.6% in the three months ended March 31, 2004 to 6.9% in the three months ended March 31, 2005 primarily as a result of the decline in racing revenues.

Real estate and other operations

        Revenues from real estate and other operations decreased $1.6 million from $7.5 million in the three months ended March 31, 2004 to $5.9 million in the three months ended March 31, 2005. The decrease in revenues is primarily attributable to:

  •
  in the first quarter of 2004, one Non-Core Real Estate property was sold which generated revenues of $4.0 million. In the three months ended March 31, 2005 there were no sales of Non-Core Real Estate; and

  •
  an increase in golf and other revenues of $2.4 million primarily due to:

  •
  an additional $1.3 million of golf course access fees being recognized in the first quarter of 2005 compared to the first quarter of 2004 due to the renewal of the golf course access fee agreements in November 2004; and

  •
  an additional $0.9 million of revenues on sales of housing units in our European operations.

Predevelopment and other costs

        Predevelopment and other costs increased $1.1 million from $3.1 million in the three months ended March 31, 2004 to $4.2 million in the three months ended March 31, 2005. Predevelopment and other costs in the first quarter of 2005 represent costs of $3.1 million incurred pursuing alternative gaming opportunities in states where we currently operate, $0.4 million of costs relating to the Laurel Park redevelopment and $0.7 million of costs relating to development initiatives undertaken to enhance our racing operations. In the first quarter of 2004, the predevelopment and other costs that we incurred represented costs of $2.0 million pursuing alternative gaming opportunities, $0.5 million on the development of a simplified wagering machine, and $0.6 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.6 million from $8.4 million in the three months ended March 31, 2004 to $10.0 million in the three months ended March 31, 2005, primarily due to increased depreciation in our European operations primarily at the Magna Racino™, which commenced operations and depreciation of fixed assets on April 4, 2004.

Interest income and expense

        Our net interest expense for the three months ended March 31, 2005 increased $3.1 million to $8.1 million in the three months ended March 31, 2005 from $5.0 million in the three months ended March 31, 2004. The higher net interest expense is primarily attributable to increased borrowings in our European and golf operations and a decrease in the amount of interest capitalized. In the three months ended March 31, 2005, $1.0 million of interest was capitalized with respect to projects under development, compared to $1.8 million in the first quarter of 2004.

Income tax provision

        In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the income (loss) before income taxes for the three months ended March 31, 2005 and 2004, resulting in an income tax recovery of $0.3 million for the three months ended March 31, 2005 and no income tax provision for the three months ended March 31, 2004.

Liquidity and Capital Resources

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $26.1 million from $27.2 million in the three months ended March 31, 2004 to $1.1 million in the three months ended March 31, 2005, primarily due to decreased earnings in the current year period. In the three months ended March 31, 2005, cash used by non-cash working capital balances was $12.7 million compared to cash used by non-cash working capital balances of $18.9 million in the three months ended March 31, 2004. Cash used by non-cash working capital balances of $12.7 million in the first quarter of 2005 is primarily due to increases in restricted cash, accounts receivable and prepaid expenses and other, partially offset by an increase in accounts payable and deferred revenue at March 31, 2005 compared to the respective balances at December 31, 2004.

Investment activities

        Cash used in investment activities in the three months ended March 31, 2005 was $20.9 million, including expenditures of $22.4 million on real estate property and fixed asset additions and $0.1 million on other asset additions, partially offset by $1.6 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in the three months ended March 31, 2005 consisted of $12.0 million on the Gulfstream redevelopment, $5.8 million at The Maryland Jockey Club, $1.5 million on maintenance capital improvements and $3.1 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $20.2 million in the three months ended March 31, 2005 arising from the issuance of debt of $22.5 million, partially offset by repayments of long-term debt of $1.7 million and on our bank indebtedness of $0.5 million. The issuance of debt of $22.5 million consists of $11.4 million of advances on the Gulfstream Park project financing arrangement with MID and $11.1 million of debt incurred by the Magna Golf Club through a financing arrangement, which is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement.

Working Capital, Cash and Other Resources

        Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($43.2) million at March 31, 2005, compared to ($62.4) million at December 31, 2004. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, was primarily related to an increase in current assets excluding cash and cash equivalents of $16.1 million and a decrease in current liabilities excluding bank indebtedness and the current portion of long-term debt of $3.1 million.

        In December 2004, certain of our subsidiaries entered into a project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park of $115 million. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2008, payment of interest will be deferred. Commencing January 1, 2008, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions with The Meadows Construction Loan (as defined below). The loan is guaranteed by The Meadows and is collateralized principally by first-ranking security over the lands forming part of the race track operations at Gulfstream Park and The Meadows and certain lands adjacent to the racetrack operations at Gulfstream Park and over all other assets of Gulfstream Park and The Meadows, excluding licenses and permits. During the three months ended March 31, 2005, $11.4 million was advanced on this loan, such that at March 31, 2005, $38.3 million was outstanding under the Gulfstream Park loan, which includes $0.6 million of accrued interest. Loan origination expenses of $2.8 million have been recorded as a reduction of the outstanding loan balance. The loan balance will be accreted to its face value over the term to maturity.

        In December 2004, certain of our subsidiaries also entered into a binding term sheet with MID for project financing to fund part of the proposed redevelopment at The Meadows for $77 million. The project financing for The Meadows redevelopment would be on substantially the same terms as the project financing for the Gulfstream Park redevelopment and would be guaranteed by our subsidiary that owns and operates Gulfstream Park. The Meadows Construction Loan would be cross-defaulted and cross-collateralized with the Gulfstream Park project financing. The Meadows Construction Loan is contingent on a number of events, including the issuance of a license to The Meadows to operate slot machines and additional financing from other sources.

        In December 2004, one of our European subsidiaries entered into a financing arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At March 31, 2005, $22.7 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a similar arrangement that is secured by an assignment of a portion of the future amounts receivable under the Magna Golf Club access agreement. We received proceeds of $13.7 million Cdn. that is repayable in three annual installments of $5.0 million Cdn. commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%. At March 31, 2005, $11.3 million was outstanding under this arrangement. On April 5, 2005, the same Canadian subsidiary entered into a loan agreement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. The amount of the loan is $16.9 million ($20.5 million Cdn.) and is repayable in six annual installments of $5.0 million Cdn. commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, however may be extended at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under the amended and extended facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a First Deed of Trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our $50 million senior secured revolving credit facility. At March 31, 2005, $72.5 million was outstanding under this fully drawn facility.

        Our $50 million senior secured revolving credit facility will expire on October 10, 2005, but may be further extended with the consent of both parties. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. At March 31, 2005, we had borrowed $27.0 million and issued letters of credit totaling $22.6 million under this facility. On February 18, 2005, we amended the credit agreement including the financial covenants for this facility. At March 31, 2005, we were not in compliance with certain of the financial covenants contained in the amended credit agreement. A waiver for the financial covenants breach at March 31, 2005 was obtained from the lender on April 26, 2005. We have also obtained a waiver in the event that we are in breach of certain of the financial covenants at June 30, 2005, which is the next and only remaining quarterly reporting date required under the facility prior to its expiration on October 10, 2005. We are currently negotiating with the lender to amend the credit agreement including the financial covenants for this facility.

        A subsidiary of the Company, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At March 31, 2005, $9.9 million was outstanding under this term loan facility.

        One of our European subsidiaries has a 15 million Euro term loan facility secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At March 31, 2005, $19.3 million was outstanding under this facility, which matures on December 15, 2006.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after June 2, 2006. At March 31, 2005, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after December 21, 2005. At March 31, 2005, all of the notes remained outstanding.

        One of our European subsidiaries is party to a Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At March 31, 2005, $19.3 million was outstanding on this facility which matures on February 9, 2007.

        One of our subsidiaries has issued a promissory note denominated in Canadian dollars, secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. At March 31, 2005 the note is valued at $38.4 million and is repayable in annual installments of $2.1 million with the remaining amount due in June 2007.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at 5.0% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At March 31, 2005, $17.5 million and $4.4 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At March 31, 2005, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        At March 31, 2005, we had cash and cash equivalents of $47.7 million, bank indebtedness of $27.0 million and total shareholders' equity of $568.3 million.

        We expect that during the remainder of 2005, in order to fund our current planned operations and the implementation of our strategic plan, including capitalizing on future growth opportunities, we will be required to seek additional financing and sources of funds from one or more of the following possible sources: the sale of real estate holdings and other assets; project financing and equity for alternative gaming developments; investments by partners in certain of our racetracks and other business operations; and additional debt, equity and other sources of funds through public and private sources, which could include MID. If additional financing or other sources of funds are not available to us as needed or are not available on terms that are acceptable to us, our business, operations and financial condition may be materially adversely affected, including, without limitation, our ability to add alternative gaming to our racetracks where permitted or improve or expand our operations as planned.

        We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of real estate holdings and other assets will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. We are currently in active discussions to secure additional financing and sources of funds from, and may enter into transactions with, a variety of public and private sources, which could include MID.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at March 31, 2005 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under the credit facility, which is $72.5 million as at March 31, 2005. The maturity date of this contract is October 31, 2007.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25 ("APB 25") and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123, however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in our unaudited consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Statement 123(R) must be adopted no later than January 1, 2006. The Company is currently reviewing the Statement, but has not yet determined the methodology it will follow for implementation, or the impact on the Company's financial statements.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the U.S. Securities Act of 1933, as amended, and the U.S. Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: our strategies and plans; expectations as to financing and liquidity; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory change in gaming and racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Management's Discussion and Analysis of Results of Operations and Financial Position" and "Risk Factors" sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

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

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of March 31, 2005, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of March 31, 2005, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

  (a)
  Not applicable.

  (b)
  None.

Item 6.    Exhibits

(a)
Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
3.2	By-laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-Q filed on May 10, 2004)
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed January 25, 2003 (file number 333-102889))
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
4.4	Registration Rights Agreement between the Company and Bank Austria Creditanstalt AG dated as of June 2, 2003 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-102889))
10.1	Employment Agreement, dated March 22, 2005, between the Company and W. Thomas Hodgson.
10.2	Employment Agreement, dated February 3, 2005, between the Company and Paul Cellucci.
10.3	Fourth Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 3, 2003 between the registrant and the Bank of Montreal, et al, made as of February 18, 2005 (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4	Offer for Purchase of Receivables dated February 17, 2005 between MEC Holdings (Canada) Inc and Magna International to Bank Austria Creditanstalt AG Inc. (incorporated by reference to Exhibit 10.38 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MAGNA ENTERTAINMENT CORP. (Registrant)
by:	/s/ W. THOMAS HODGSON W. Thomas Hodgson, President and Chief Executive Officer
by:	/s/ BLAKE TOHANA Blake Tohana, Executive Vice-President and Chief Financial Officer

Date: May 10, 2005

QuickLinks

MAGNA ENTERTAINMENT CORP. I N D E X
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (U.S. dollars in thousands, except per share figures)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MAGNA ENTERTAINMENT CORP. CONSOLIDATED BALANCE SHEETS (Unaudited) (U.S. dollars and share amounts in thousands)
SIGNATURES