Form 10-Q
period 2005-06-30
MAGNA ENTERTAINMENT CORP
filed 2005-08-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

        Yes ☒                        No ☐

The Registrant had 48,892,971 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of June 30, 2005.

MAGNA ENTERTAINMENT CORP.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Racing
Gross wagering	$128,317	$137,821	$345,119	$386,490
Non-wagering	39,946	44,211	69,606	79,825

	168,263	182,032	414,725	466,315

Real estate and other
Sale of real estate	—	12,349	—	16,387
Golf and other	7,740	4,109	13,640	7,612

	7,740	16,458	13,640	23,999

	176,003	198,490	428,365	490,314

Costs and expenses
Racing
Purses, awards and other	76,780	82,001	213,475	235,751
Operating costs	71,759	76,191	149,264	156,442
General and administrative	15,255	14,933	32,331	30,895

	163,794	173,125	395,070	423,088

Real estate and other
Cost of real estate sold	—	5,321	—	6,762
Operating costs	5,784	5,086	8,766	7,572
General and administrative	308	242	712	622

	6,092	10,649	9,478	14,956

Predevelopment and other costs	1,610	3,396	5,829	6,529
Depreciation and amortization	9,863	9,158	19,815	17,578
Interest expense, net	8,333	6,237	16,418	11,263
Write-down of long-lived and intangible assets	12,290	26,685	12,290	26,685
Equity income	(430)	(98)	(517)	(240)

	201,552	229,152	458,383	499,859

Loss before income taxes	(25,549)	(30,662)	(30,018)	(9,545)
Income tax expense (recovery)	1,355	(5,187)	1,006	(5,187)

Net loss	(26,904)	(25,475)	(31,024)	(4,358)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,488)	1,889	(14,260)	(5,488)
Change in fair value of interest rate swap	(132)	(112)	257	445

Comprehensive loss	$(34,524)	$(23,698)	$(45,027)	$(9,401)

Loss per share for Class A Subordinate Voting Stock or Class B Stock:
Basic and Diluted	$(0.25)	$(0.24)	$(0.29)	$(0.04)

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period (in thousands):
Basic and Diluted	107,359	107,345	107,353	107,302

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cash provided from (used for):
Operating activities
Net loss	$(26,904)	$(25,475)	$(31,024)	$(4,358)
Items not involving current cash flows	17,406	23,803	22,579	29,879

	(9,498)	(1,672)	(8,445)	25,521
Changes in non-cash working capital	5,761	(3,778)	(6,966)	(22,628)

	(3,737)	(5,450)	(15,411)	2,893

Investing activities
Real estate property and fixed asset additions	(23,839)	(28,347)	(46,199)	(56,609)
Other asset additions	(558)	(223)	(666)	(673)
Proceeds on disposal of real estate properties and fixed assets	2,021	12,594	3,631	16,607
Proceeds on real estate properties sold to a related party	1,400	—	1,400	—

	(20,976)	(15,976)	(41,834)	(40,675)

Financing activities
Increase (decrease) in bank indebtedness	—	—	(500)	2,000
Issuance of long-term debt	25,131	876	47,601	19,261
Repayment of long-term debt	(3,726)	(3,230)	(5,471)	(4,620)
Issuance of share capital	—	—	—	852

	21,405	(2,354)	41,630	17,493

Effect of exchange rate changes on cash and cash equivalents	832	622	172	(256)

Net decrease in cash and cash equivalents during the period	(2,476)	(23,158)	(15,443)	(20,545)
Cash and cash equivalents, beginning of period	47,674	102,420	60,641	99,807

Cash and cash equivalents, end of period	$45,198	$79,262	$45,198	$79,262

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(U.S. dollars and share amounts in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$45,198	$60,641
Restricted cash	20,537	25,478
Accounts receivable	36,186	47,655
Income taxes receivable	—	1,798
Prepaid expenses and other	11,582	13,069

	113,503	148,641

Real estate properties, net	912,104	912,243
Fixed assets, net	49,044	51,538
Racing licenses	227,170	240,893
Other assets, net	14,806	14,793
Future tax assets	40,921	35,245

	$1,357,548	$1,403,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$27,000	$27,500
Accounts payable	74,286	91,690
Accrued salaries and wages	8,494	10,306
Customer deposits	2,434	2,905
Other accrued liabilities	13,239	27,558
Income taxes payable	5,447	—
Long-term debt due within one year	22,816	17,763
Deferred revenue	12,617	17,951

	166,333	195,673

Long-term debt	250,323	241,498
Long-term debt due to parent	44,929	23,408
Convertible subordinated notes	219,802	219,257
Other long-term liabilities	11,652	11,919
Future tax liabilities	130,110	132,918

	823,149	824,673

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock (issued: 2005 — 48,893, 2004 — 48,879)	318,088	318,003
Class B Stock (issued: 2005 and 2004 — 58,466)	394,094	394,094
Contributed surplus	17,943	17,282
Deficit	(234,678)	(203,654)
Accumulated comprehensive income	38,952	52,955

	534,399	578,680

	$1,357,548	$1,403,353

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25 ("APB 25") and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123, however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in the unaudited consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Statement 123(R) must be adopted no later than January 1, 2006. The Company is currently reviewing the Statement, but has not yet determined the methodology it will follow for implementation, or the impact on the Company's financial statements.

2.     Write-down of Long-Lived and Intangible Assets

  (a)
  The Company's long-lived assets and racing licenses are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As described in Note 11(a) of these consolidated financial statements, on July 6, 2005, the Company and Great Canadian Gaming Corporation ("GCGC") entered into an Agreement in Principle under which GCGC will acquire all of the outstanding shares of Ontario Racing Inc. ("ORI"), a wholly-owned subsidiary of the Company, which owns and operates Flamboro Downs. The purchase price for the proposed transaction has established a fair value for certain assets of Flamboro Downs and accordingly, the Company performed impairment testing of these assets as at June 30, 2005. Based on this analysis, a non-cash impairment charge of $12.3 million before income taxes or $10.0 million after income taxes, was required of Flamboro Downs' racing license in the three months ended June 30, 2005.

  (b)
  During the three months ended June 30, 2004, the Company commenced a major redevelopment of its Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, the Company recognized a non-cash write-down in the three months ended June 30, 2004 of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

3.     Income Taxes

In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to the loss before income taxes for the three and six months ended June 30, 2005 and 2004. The income tax expense for the three and six months ended June 30, 2005 represents primarily income tax expense recognized from the Company's Canadian operations and in certain U.S. operations that are not included in the Company's U.S. consolidated income tax return, partially offset by the reversal of future tax liabilities on the write-down of the racing license at Flamboro Downs as described in note 2(a). The income tax benefit for the three and six months ended June 30, 2004 represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of the Company's European net future tax liabilities.

4.     Bank Indebtedness

The Company has a senior secured revolving credit facility in the amount of $50.0 million. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company which own and operate Golden Gate Fields and Santa Anita Park. At June 30, 2005, the Company had borrowings under the facility of $27.0 million (December 31, 2004 — $27.5 million) and had issued letters of credit totaling $22.5 million (December 31, 2004 — $21.9 million) under the credit facility, such that $0.5 million was unused and available.

During the six months ended June 30, 2005, the loans under the facility bore interest at either the U.S. Base rate or the London Interbank Offered Rate ("LIBOR") plus a margin based on the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization. The weighted average interest rate on the loans outstanding under the credit facility as at June 30, 2005 was 6.8% (December 31, 2004 — 6.0%).

On February 18, 2005, the Company amended its credit agreement including the financial covenants for this facility. At June 30, 2005, the Company was not in compliance with certain of the financial covenants contained in the amended credit agreement. A waiver was obtained from the lender for the financial covenants breach at June 30, 2005. Subsequent to June 30, 2005, the Company further amended this facility as described in note 11(c) of these consolidated financial statements.

5.     Long-term Debt

  (a)
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

  (b)
  On April 5, 2005, one of the Company's Canadian subsidiaries entered into a loan agreement, which is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. The Company received proceeds of $16.9 million (Cdn. $20.5 million) that is repayable in six annual installments of Cdn. $5.0 million commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum.

6.     Transactions with Related Parties

  (a)
  In December 2004, certain of the Company's subsidiaries entered into a project financing arrangement with MI Developments Inc. ("MID") for the reconstruction of facilities at Gulfstream Park of $115 million. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly (June 30, 2005 — 6.7%). After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2008, payment of interest will be deferred. Commencing January 1, 2008, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions with the construction loan for The Meadows redevelopment contemplated by the term sheet between the Company and MID entered into on December 9, 2004. The loan is guaranteed by The Meadows and is collateralized principally by first-ranking security over the lands forming part of the racetrack operations at Gulfstream Park and The Meadows and certain lands adjacent to the racetrack operations at Gulfstream Park and over all other assets of Gulfstream Park and The Meadows, excluding licenses and permits. During the six months ended June 30, 2005, $21.2 million was advanced on this loan, such that at June 30, 2005, $47.6 million was outstanding under the Gulfstream Park loan, which includes $1.3 million of accrued interest. Net loan origination expenses of $2.7 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. Certain terms and conditions of this project financing arrangement have been amended subsequent to June 30, 2005 as part of the loan agreements with MID announced on July 22, 2005 and which are described in note 11(b) of these consolidated financial statements.

  (b)
  During the three months ended June 30, 2005, a wholly-owned subsidiary of the Company sold to Mr. F. Stronach, the Chairman of the Board and a Director of the Company, two housing lots and a housing unit. These sales were in the normal course of operations of the Company and the total sales price for these properties was $1.4 million. The gain on the sale of the properties of approximately $0.7 million, net of tax, is reported as a contribution to equity.

7.     Capital Stock and Long-term Incentive Plan

  (a)
  Capital Stock

Changes in the Class A Subordinate Voting Stock and Class B Stock for the six months ended June 30, 2005 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2004	48,879	$318,003	58,466	$394,094	107,345	$712,097
Issued under the Long-term Incentive Plan	14	85	—	—	14	85

Issued and outstanding at March 31, 2005 and June 30, 2005	48,893	$318,088	58,466	$394,094	107,359	$712,182

  (b)
  Long-term Incentive Plan

The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000), which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended June 30, 2005, no shares were issued under the Plan. During the six months ended June 30, 2005, 14,175 shares were issued under the Plan.

In the three months ended June 30, 2005, the Company introduced an incentive compensation program for certain officers and key employees, which will award performance shares of Class A Subordinate Voting Stock as contemplated under the Plan in 2005. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vest over a six or eight month period to December 31, 2005 and are to be distributed, subject to certain conditions, in two equal installments. The first distribution date is on or about March 31, 2006 and the second distribution date is on or about March 31, 2007. During the three and six months ended June 30, 2005, 210,122 (three and six months ended June 30, 2004 — nil) performance share awards were granted under the Plan with a weighted average grant-date market value of either US $6.26 or Cdn. $7.61 per share. At June 30, 2005, there were 36,317 performance share awards vested with a weighted average grant-date market value of either US $6.26 or Cdn. $7.61 per share.

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

Information with respect to shares under option is as follows:

	Shares Subject to Option		Weighted Average Exercise Price
	2005	2004	2005	2004
Balance, at January 1	4,500,500	4,841,500	$6.18	$6.14
Granted	490,000	150,000	6.40	6.33
Exercised	—	(175,000)	—	4.87
Forfeited(i)	(145,000)	(144,000)	6.76	6.94

Balance, at March 31	4,845,500	4,672,500	$6.19	$6.16
Granted	155,000	—	6.70	—
Forfeited(i)	(88,000)	—	7.32	—

Balance, at June 30	4,912,500	4,672,500	$6.18	$6.16

(i)
For the three and six months ended June 30, 2005, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited in the three and six months ended June 30, 2005 were subsequently reissued.

At June 30, 2005, the 4,912,500 stock options outstanding had exercise prices ranging from $3.91 to $9.43 per share and a weighted average exercise price of $6.18 per share.

At June 30, 2005, there were 4,114,430 options exercisable with a weighted average exercise price of $6.12 per share.

Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation, provides companies an alternative to accounting for stock-based compensation as prescribed under APB 25. SFAS 123 encourages, but does not require, companies to recognize an expense for stock-based awards at their fair value on the date of grant. SFAS 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25 which does not give rise to an expense) provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. The Company accounts for stock-based compensation under APB 25 and provides pro-forma disclosure required by SFAS 123.

During the six months ended June 30, 2005, 645,000 (six months ended June 30, 2004 — 150,000) stock options were granted with an average fair value of $2.90 (June 30, 2004 — $2.25) per option.

The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.7%	N/A	3.9%	3.0%
Dividend yields	—	N/A	—	0.84%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.542	N/A	0.549	0.578
Weighted average expected life (years)	4.00	N/A	4.00	4.00

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

The Company's SFAS 123 pro-forma net loss and the related per share amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(26,904)	$(25,475)	$(31,024)	$(4,358)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(387)	(317)	(596)	(492)

Pro-forma net loss	$(27,291)	$(25,792)	$(31,620)	$(4,850)

Loss per share
Basic — as reported	$(0.25)	$(0.24)	$(0.29)	$(0.04)
Basic — pro-forma	$(0.25)	$(0.24)	$(0.29)	$(0.05)

Diluted — as reported	$(0.25)	$(0.24)	$(0.29)	$(0.04)
Diluted — pro-forma	$(0.25)	$(0.24)	$(0.29)	$(0.05)

  (c)
  Maximum Shares

The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, performance share awards and convertible subordinated notes issued and outstanding as at June 30, 2005 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at June 30, 2005	48,893
Class B Stock outstanding at June 30, 2005	58,466
Options to purchase Class A Subordinate Voting Stock	4,913
Performance share awards of Class A Subordinate Voting Stock	210
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

142,582

8.     Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Net loss	$(26,904)	$(25,475)	$(31,024)	$(4,358)
Interest, net of related tax, on convertible subordinated notes	—	—	—	—

	$(26,904)	$(25,475)	$(31,024)	$(4,358)

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,893	48,879	48,887	48,836
Class B Stock	58,466	58,466	58,466	58,466

	107,359	107,345	107,353	107,302

Loss Per Share	$(0.25)	$(0.24)	$(0.29)	$(0.04)

For the three and six months ended June 30, 2005, as a result of the net loss, options to purchase 4,912,500 shares, notes convertible into 30,100,124 shares and 210,122 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

For the three and six months ended June 30, 2004, as a result of the net loss, options to purchase 4,672,500 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

9.     Commitments and Contingencies

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

  (c)
  The Company also has letters of credit issued with various financial institutions of $4.4 million to guarantee various construction projects related to activities of the Company. These letters of credit are secured by cash deposits of the Company.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activities of its subsidiaries. As of June 30, 2005, these indemnities amounted to $4.4 million with expiration dates through June 30, 2006.

  (e)
  Contractual commitments outstanding at June 30, 2005, which related to construction and development projects, amounted to approximately $68.6 million.

  (f)
  The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004, and expired on April 30, 2005, however both parties continue to informally operate under its terms until a new agreement can be finalized.

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

  (g)
  The Company is considering a redevelopment of the clubhouse/grandstand at The Meadows ("The Meadows Redevelopment"). In the event the Company obtains a slot machine license for The Meadows and this development were to proceed as currently contemplated, The Meadows Redevelopment would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at June 30, 2005 of the assets that would be demolished if The Meadows Redevelopment is completed is approximately $8.2 million. If the Company decides to proceed with The Meadows Redevelopment and obtains approval of its Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If the Company proceeds, the Company's goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there will likely be a temporary disruption of The Meadows' operations and there is a risk that the redevelopment will not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings at The Meadows.

  (h)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various affiliates of the Company anticipating the ownership and development of a portion of the Gulfstream Park racetrack. In April 2004, the Company signed a Pre-Development Management Agreement, which governed the activities of the parties and obligated the parties to work together to plan, design, entitle, pre-lease, contract to construct and finance a project. The Pre-Development Management Agreement also contemplates a conceptual development and business plan for the project. Upon execution of this Pre-Development Management Agreement, Forest City paid $1.0 million to the Company in consideration for their right to work exclusively with the Company on this project and to secure the performance of their obligations under the Pre-Development Management Agreement. Forest City and the Company then collectively developed a business plan, which upon completion, Forest City provided an additional $1.0 million to the Company. These two deposits have been reflected as other accrued liabilities on the Company's consolidated balance sheets. In May 2005, the Pre-Development Management Agreement was effectively superseded by a Limited Liability Company Agreement, which is not effective until approved by the Company's Board of Directors, which is continuing to evaluate the business plan for this project. The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. A draft development plan for the project has been formulated and will continue to be amended and refined until mutually agreed by both parties. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million of deposits received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however to June 30, 2005, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. The Limited Liability Company Agreement further contemplates additional agreements including a ground lease, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  (i)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties to August 31, 2005. To date, the Company has expended approximately $1.4 million of this initiative, of which $1.0 million was paid during the six months ended June 30, 2005. These amounts have been recorded as other assets on the Company's consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to June 30, 2005 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to June 30, 2005, the Company has not made any such payments.

10.   Segment Information

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

The following summary presents key information about reported segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
California operations(i)	$40,382	$55,597	$147,932	$196,162
Florida operations	10,585	10,273	72,590	78,937
Maryland operations	42,003	38,295	67,170	62,491
Southern U.S. operations	33,225	36,253	48,785	51,807
Northern U.S. operations(ii)	25,370	27,008	46,498	48,116
Canadian operations	6,763	6,862	13,080	13,727
European operations	2,878	1,822	4,955	2,362
Technology operations	8,842	7,743	20,292	18,508

	170,048	183,853	421,302	472,110
Corporate and other	20	214	84	555
Eliminations	(1,805)	(2,035)	(6,661)	(6,350)

Total racing operations	168,263	182,032	414,725	466,315
Sale of real estate	—	12,349	—	16,387
Golf and other	7,740	4,109	13,640	7,612

Total real estate and other operations	7,740	16,458	13,640	23,999

Total revenues	$176,003	$198,490	$428,365	$490,314

Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations(i)	$1,943	$5,114	$17,953	$29,049
Florida operations(iii)	(3,115)	(27,575)	6,735	(11,697)
Maryland operations(iii)	9,412	7,843	9,239	8,951
Southern U.S. operations	5,356	5,617	4,778	4,638
Northern U.S. operations(ii)	(307)	504	(924)	(166)
Canadian operations(iv)	(10,326)	2,185	(8,812)	4,246
European operations	(5,771)	(5,209)	(9,909)	(6,791)
Technology operations	413	(347)	399	957

	(2,395)	(11,868)	19,459	29,187
Corporate and other	(4,996)	(5,812)	(11,577)	(12,405)
Predevelopment costs	(1,610)	(3,396)	(5,829)	(6,529)

Total racing operations	(9,001)	(21,076)	2,053	10,253

Sale of real estate	—	7,028	—	9,625
Golf and other	1,648	(1,219)	4,162	(582)

Total real estate and other operations	1,648	5,809	4,162	9,043

Total EBITDA	$(7,353)	$(15,267)	$6,215	$19,296

(i)
For the three and six months ended June 30, 2004, the California operations segment included the operations of Bay Meadows, the facility lease for which expired on December 31, 2004. Bay Meadows' revenues were $32.8 million and $34.3 million and earnings before interest, income taxes, depreciation and amortization were $5.6 million and $3.5 million, respectively, for the three and six months ended June 30, 2004.

(ii)
For the three and six months ended June 30, 2004, the Northern U.S. operations segment included the operations of Multnomah Greyhound Park in Portland, Oregon, the facility lease for which expired on December 31, 2004. Multnomah Greyhound Park's revenues were $1.3 million and $1.5 million and loss before interest, income taxes, depreciation and amortization was $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2004.

(iii)
For the three and six months ended June 30, 2004, the Florida operations segment included a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment included a non-cash write-down of long-lived assets of $0.4 million.

(iv)
For the three and six months ended June 30, 2005, the Canadian operations segment includes a non-cash write-down of intangible assets of $12.3 million.

	June 30, 2005	December 31, 2004
Total Assets
California operations	$283,773	$310,026
Florida operations	230,381	205,149
Maryland operations	176,137	168,073
Southern U.S. operations	107,156	105,024
Northern U.S. operations	123,980	119,973
Canadian operations	83,293	98,723
European operations	138,702	176,906
Technology operations	15,699	15,439

	1,159,121	1,199,313
Corporate and other	88,621	74,782

Total racing operations	1,247,742	1,274,095

Non-Core Real Estate	2,496	2,512
Golf and other	107,310	126,746

Total real estate and other operations	109,806	129,258

Total assets	$1,357,548	$1,403,353

Reconciliation of EBITDA to Net Loss

	Three months ended June 30, 2005
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(9,001)	$1,648	$(7,353)
Interest expense, net	8,008	325	8,333
Depreciation and amortization	9,106	757	9,863

Income (loss) before income taxes	$(26,115)	$566	(25,549)
Income tax expense			1,355

Net loss			$(26,904)

	Three months ended June 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$(21,076)	$5,809	$(15,267)
Interest expense (income), net	6,651	(414)	6,237
Depreciation and amortization	8,425	733	9,158

Income (loss) before income taxes	$(36,152)	$5,490	(30,662)
Income tax recovery			(5,187)

Net loss			$(25,475)

	Six months ended June 30, 2005
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$2,053	$4,162	$6,215
Interest expense, net	16,068	350	16,418
Depreciation and amortization	18,264	1,551	19,815

Income (loss) before income taxes	$(32,279)	$2,261	(30,018)
Income tax expense			1,006

Net loss			$(31,024)

	Six months ended June 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA	$10,253	$9,043	$19,296
Interest expense (income), net	11,959	(696)	11,263
Depreciation and amortization	16,118	1,460	17,578

Income (loss) before income taxes	$(17,824)	$8,279	(9,545)
Income tax recovery			(5,187)

Net loss			$(4,358)

11.   Subsequent Events

  (a)
  On July 6, 2005, the Company and GCGC entered into an Agreement in Principle under which GCGC has agreed to acquire all of the outstanding shares of ORI, a wholly-owned subsidiary of the Company. ORI owns and operates Flamboro Downs, a standardbred racetrack and site holder for slot machines operated by the Ontario Lottery and Gaming Corporation, located in Hamilton, Ontario, Canada. The proposed transaction is subject to required regulatory approvals, the completion of customary due diligence, and the negotiation of a definitive purchase and sale agreement. The Agreement in Principle terminates on August 31, 2005. Under the terms of the agreement, GCGC will pay aggregate consideration of approximately $64.0 million (Cdn. $50.0 million and US $23.6 million) payable in cash and the assumption of ORI's existing debt. GCGC has deposited $3.0 million in trust that will be payable to the Company if the proposed transaction is not completed prior to August 31, 2005, subject to obtaining required regulatory approvals pursuant to a definitive purchase agreement. The Company has also granted GCGC an exclusivity period with respect to a sale of Flamboro Downs that will expire on August 31, 2005.

  (b)
  On July 22, 2005, the Company announced that as part of its strategic plan, the Board of Directors approved a Recapitalization Plan, which is intended to recapitalize the Company's balance sheet over the next 12 months through the sale of certain non-strategic assets with proceeds realized from those asset sales being applied to reduce debt. The Recapitalization Plan also contemplates a possible partnership to pursue alternative gaming opportunities at the Company's racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, on July 21, 2005, the Company entered into two binding term sheets for loan agreements with MID. The first term sheet effectively replaced the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan for up to $34.2 million to fund the development, design and construction of an alternative gaming facility at Remington Park in Oklahoma. No advances had been made under The Meadows project financing. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were to be amended. The second term sheet provided for a bridge loan to the Company for a non-revolving general credit facility of up to $100.0 million. On July 27, 2005, the Company and certain of its subsidiaries entered into definitive agreements to give effect to the transactions contemplated by the term sheets described below.

    A subsidiary of MID will provide project financing of $34.2 million to the Company's subsidiary that owns Remington Park to finance the build-out of an alternative gaming facility. Advances under the loan will be made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the alternative gaming facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Remington Park alternative gaming facility is November 2005. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Following the completion of the alternative gaming facility, certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan will be secured by all assets of Remington Park, excluding licenses and permits, and will be guaranteed by the Company (until the alternative gaming facility is completed) and the Company's subsidiaries that own Gulfstream Park and the Palm Meadows training facility. The loan will also be secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and Gulfstream Park loans will contain cross-guarantee, cross-default and cross-collateralization provisions. The Remington Park loan and Remington Park's guarantee of the Gulfstream Park loan are both subject to regulatory and other approvals.

    The project financing provided by a subsidiary of MID for the reconstruction of facilities at Gulfstream Park has been amended such that payments of principal and interest begin on January 1, 2007, add the subsidiaries of the Company that own Remington Park and the Palm Meadows training center as guarantors (together with security in their respective real property, subject to certain approvals) and to amend certain restrictive covenants.

    A subsidiary of MID has provided a bridge loan to the Company for a non-revolving general credit facility of up to $100.0 million. $50.0 million was available to the Company as of the closing of the bridge loan, with a second tranche of $25.0 million made available on or after October 17, 2005 and a third tranche of $25.0 million made available on or after January 16, 2006. The availability of the second and third tranches is subject to a number of conditions, including the Company's achievement of milestones under the Recapitalization Plan, specifically related to progress in asset sales efforts, pursuit of a gaming partnership, and achievement of certain EBITDA targets for the third and fourth quarters of 2005. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, and an additional arrangement fee of $0.5 million is payable on each date (if any) on which any or all of the second or third tranche of the loan is made available to the Company. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.50% and (b) 9.00% (with interest in each case payable monthly in arrears); and/or (2) fixed rate with annual interest equal to the greater of: (a) LIBOR plus 6.50% and (b) 9.00%, subject to certain conditions. The bridge loan may be repaid at any time by the Company, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering by the Company be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company has pledged the shares and licenses of certain subsidiaries of the Company (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). The guarantee of the Bridge Loan by the Company's subsidiaries operating The Meadows is subject to regulatory approval. The Company has also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and took out title insurance for all properties subject to registered security. The Bridge Loan is cross-defaulted to all other obligations of the Company and its subsidiaries to the lender. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200 million for the redevelopment of The Meadows.

  (c)
  On July 27, 2005, the Company amended and extended its senior revolving credit facility in the amount of $50.0 million. The primary amendments to the agreement include extending the term to July 31, 2006, the financial covenants are now EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields, the addition of mandatory repayment provisions and interest rates have been changed such that borrowings are now available by way of U.S. Base Rate loans plus 3% or LIBOR plus 4%.

  (d)
  On August 2, 2005, Greenlight Capital, Inc. and certain of its affiliates filed an oppression application in the Ontario Superior Court of Justice against MID and certain of its current and former directors and officers. Other than the Chairman of the Company, neither the Company nor any of its directors or officers have been named in the application. The Company understands that MID will vigorously defend the application.

  (e)
  On August 4, 2005, a subsidiary of the Company agreed in principle with MID to extend the option to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan to November 15, 2005.

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

In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.5 million as of June 30, 2005) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business.

Recent Developments and Initiatives

On July 22, 2005, we announced that as part of our strategic plan, our Board of Directors approved a Recapitalization Plan which is intended to recapitalize our balance sheet over the next 12 months through the sale of certain non-strategic assets to generate proceeds of approximately $150.0 million, with proceeds realized from those asset sales being applied to reduce debt. The proposed sale of the racetrack at Flamboro Downs, as described below, is the first of such asset dispositions. The Recapitalization Plan also contemplates a possible partnership to pursue alternative gaming opportunities at our racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, on July 27, 2005, we entered into two new loan arrangements with a subsidiary of our parent company, MI Developments Inc. ("MID"). The first loan effectively replaces the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan for up to $34.2 million to fund the development, design and construction of an alternative gaming facility at Remington Park in Oklahoma and is subject to regulatory and other approvals. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were amended. The second loan is for a non-revolving general credit facility of up to $100.0 million.

On July 27, 2005, we amended and extended our senior secured revolving credit facility in the amount of $50.0 million. The primary amendments to the agreement include extending the term to July 31, 2006, the financial covenants are now earnings before interest, taxes, depreciation and amortization ("EBITDA") maintenance tests relating to Santa Anita Park and Golden Gate Fields, the addition of mandatory repayment provisions and interest rates have been changed such that borrowings are now available by way of U.S. Base Rate loans plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%.

On July 6, 2005, we entered into an Agreement in Principle with Great Canadian Gaming Corporation ("GCGC") under which GCGC has agreed to acquire all of the outstanding shares of Ontario Racing Inc. ("ORI"), our wholly-owned subsidiary of the Company, which owns and operates Flamboro Downs. The proposed transaction is subject to required regulatory approvals, the completion of customary due diligence, and the negotiation of a definitive purchase and sale agreement. The Agreement in Principle terminates on August 31, 2005. Under the terms of the agreement, GCGC will pay aggregate consideration of approximately $64.0 million (Cdn. $50.0 million and U.S. $23.6 million) payable in cash and the assumption of ORI's existing debt. GCGC has deposited $3.0 million in trust that will be payable to the Company if the proposed transaction is not completed prior to August 31, 2005, subject to obtaining the required regulatory approvals pursuant to a definitive purchase agreement. We have also granted GCGC an exclusivity period with respect to a sale of Flamboro Downs that will expire on August 31, 2005.

Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at one of our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with us, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation passed in each of Pennsylvania and Oklahoma in 2004 and an initiative is currently underway to implement legislation governing slot machine operations at certain pari-mutuel facilities in Broward County, Florida.

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

All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a slot machine license at The Meadows, our racetrack in the Pittsburgh area, in accordance with the requirements of the legislation and associated regulations without delay. The PGCB, created under the legislation to implement and oversee licensee gaming operations, has been fully constituted and is in the process of finalizing the slot machine licensees' operating regulations and form of licensee application. We are closely monitoring this process and will be in a position to pursue our application as soon as the PGCB permits.

The Pennsylvania Race Horse Development and Gaming Act has been subjected to legal challenge by various groups, a move that was not unanticipated at the time of the passage of this legislation. In June 2005, a Pennsylvania Supreme Court decision generally upheld the Pennsylvania Race Horse Development and Gaming Act.

Under legislation that was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, our Oklahoma City racetrack, will be permitted, subject to licensing, to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. One of the pre-conditions to Remington Park's right to operate gaming machines under the new legislation was the ratification of a model tribal-state gaming compact by at least four Oklahoma Native American tribes, which has now occurred. The Oklahoma Horse Racing Commission ("OHRC") is empowered under the legislation to oversee licensees' applications and operations and has now issued the form of regulations and applications it will require. In the second quarter of 2005, we commenced the license application process and have begun our preparations at Remington Park for gaming operations upon receipt of a gaming license. On July 22, 2005, we announced that we obtained preliminary approval for a conditional gaming license and expect final approval by mid-August. Should we be successful in obtaining a conditional gaming license, we have agreed to amend the terms of our lease of the premises to reflect the new gaming operations.

On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. The County referenda were held on March 8, 2005 and on that date, voters in Broward County approved the referendum questions by majority vote. The Miami-Dade County referendum of the same date resulted in a vote against authorization of slot machines at qualifying pari-mutuel facilities in Miami-Dade County. Pursuant to Amendment 4, the state legislature was required to adopt implementing legislation with an effective date no later than July 1, 2005. The legislative session formally ended on May 6, 2005 with no implementing legislation. On June 21, 2005, the Broward County Circuit Court in Florida enjoined the State Attorney from prosecuting any of the four pari-mutuel license holders in Broward County for the conduct of slot machine gaming. The Court further ordered the pari-mutuel license holders to work with the Broward County Commission to implement rules and regulations to govern slot machine gaming at pari-mutuel facilities within the county. This Court decision has been stayed pending the outcome of an appeal. In the meantime, we continue to work with Florida legislators with a view to enactment of reasonable implementing legislation. We have also entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that county, that contains, among other things, provision for payment to Broward County of 1.5% of Gross Terminal Revenues up to a level of $250.0 million of Gross Terminal Revenues and 2.0% on Gross Terminal Revenues in excess of $250.0 million. We are also required to enter into an agreement with the city in which Gulfstream Park is located, Hallandale Beach, providing for, among other things, a payment of a percentage of Gross Terminal Revenues to that city. The agreement with Broward County contemplates that 1.7% of Gross Terminal Revenues up to a level of $250.0 million and 2.5% on Gross Terminal Revenues in excess of $250.0 million will be paid to Broward County for distribution to Hallandale Beach unless and until we have entered into an alternative agreement with the city. To date, we have spent approximately $4.9 million on the advancement of the state-wide referendum campaign and continue to incur lobbying costs during the state legislative campaigns.

The redevelopment of Gulfstream Park, which commenced in 2004, continued in the first half of 2005 concurrently with the 2005 race meet. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park is approximately $145.0 million, which we are partially financing through a $115.0 million construction loan from MID. Since the project included the demolition of a substantial portion of the current buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations, however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted compared to prior year results. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet, however, with a project of this magnitude, there is a risk that the redevelopment will not be completed according to schedule.

On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at the proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. The option expired on June 30, 2005. On August 4, 2005, one of our subsidiaries agreed in principle with MID to extend the option to November 15, 2005. If we are unable to renew or further extend this option agreement with MID, then we may incur a write-down of certain costs that have been incurred with respect to this specific property. At June 30, 2005, we have incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

We are also considering a redevelopment of the clubhouse/grandstand at The Meadows. In the event that we obtain a slot machine license for The Meadows and this development were to proceed as currently contemplated, it would include the construction of a new clubhouse/grandstand with a facility to house slot machines. The aggregate carrying value at June 30, 2005 of the assets that would be demolished if this redevelopment is completed is approximately $8.2 million. If we decide to proceed with this redevelopment and obtain the approval of our Board of Directors, a reduction in the expected life of the existing assets would occur and a write-down would be necessary. If we proceed, our goal would be to minimize any interference with The Meadows' operations, however, with a project of this magnitude, there would likely be a temporary disruption of The Meadows' operations and there is a risk that the redevelopment would not be completed according to schedule. Any interference with the racing operations would result in a reduction in the revenues and earnings generated at The Meadows.

The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc., the current owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004 and expired on April 30, 2005, however, both parties continue to informally operate under its terms until a new agreement can be finalized. Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and OTB facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. At this time, we are uncertain as to the likelihood of a renewal of this agreement on comparable terms.

In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates anticipating the ownership and development of a portion of the Gulfstream Park racetrack. In April 2004, we signed a Pre-Development Management Agreement, which governed the activities of the parties and obligated the parties to work together to plan, design, entitle, pre-lease, contract to construct and finance a project. The Pre-Development Management Agreement also contemplated a conceptual development and business plan for the project. Upon execution of this Pre-Development Management Agreement, Forest City paid $1.0 million to MEC in consideration for their right to work exclusively with MEC on this project and to secure the performance of their obligations under the Pre-Development Management Agreement. Forest City and MEC then collectively developed a business plan that upon completion, Forest City provided an additional $1.0 million to MEC. These two deposits have been reflected as other accrued liabilities on our consolidated balance sheets. In May 2005, the Pre-Development Management Agreement was effectively superseded by a Limited Liability Company Agreement which is not effective until approved by our Board of Directors, which is continuing to evaluate the business plan for this project. The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. A draft development plan for the project has been formulated and will continue to be amended and refined until mutually agreed by both parties. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million of deposits received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to June 30, 2005, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. The Limited Liability Company Agreement further contemplates additional agreements including a ground lease, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain of our affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties to August 31, 2005. To date, we have expended approximately $1.4 million of this initiative, of which $1.0 million was paid in the first half of 2005. These amounts have been recorded as other assets on our consolidated balance sheets. We are continuing to explore these developmental opportunities, but to June 30, 2005, we have not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however, to June 30, 2005, we have not made any such payments.

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

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Racing operations

In the six months ended June 30, 2005, we operated our largest racetracks for 77 fewer live race days compared to the prior year period, primarily due to the expiration of our lease at the Bay Meadows facility and a change in the racing calendar at Golden Gate Fields, which resulted in live race days being shifted to the second half of the year. Our other racetracks operated 7 fewer live race days in the six months ended June 30, 2005, compared to the prior year period primarily due to a planned later start to the live race meet at Great Lakes Downs, partially offset by an increase in live race days at The Meadows due to a change in the racing calendar, which shifted live race days from the second half of the year into the first half of the year.

Set forth below is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters of 2005 with comparatives for 2004.

LIVE RACE DAYS

							Awarded		Awarded
	Q1 2005	Q1 2004	Q2 2005	Q2 2004	YTD 2005	YTD 2004	Q3 2005	Q3 2004	Q4 2005	Q4 2004	Total 2005(1)	Total 2004
Largest Racetracks
Santa Anita Park(2)	69	69	11	10	80	79	—	—	6	5	86	84
Gulfstream Park	71	76	15	15	86	91	—	—	—	—	86	91
Golden Gate Fields	21	69	29	—	50	69	—	—	52	36	102	105
Bay Meadows(3)	—	—	—	55	—	55	—	23	—	26	—	104
Laurel Park	47	58	10	—	57	58	34	—	63	—	154	58
Lone Star Park	—	—	58	58	58	58	11	8	31	15	100	81
Pimlico Race Course	11	5	39	43	50	48	—	32	—	57	50	137

	219	277	162	181	381	458	45	63	152	139	578	660

Other Racetracks(4)
The Meadows	57	52	57	53	114	105	60	53	50	48	224	206
Thistledown	—	—	61	62	61	62	66	65	61	56	188	183
Flamboro Downs	63	65	65	65	128	130	65	65	64	63	257	258
Remington Park	4	4	28	24	32	28	35	34	32	31	99	93
Portland Meadows	37	36	8	10	45	46	—	—	35	32	80	78
Great Lakes Downs	—	—	29	42	29	42	51	60	19	16	99	118
Magna Racino™	3	—	17	23	20	23	14	17	11	10	45	50

	164	157	265	279	429	436	291	294	272	256	992	986

Total	383	434	427	460	810	894	336	357	424	395	1,570	1,646

(1)
Includes actual live race days for the first and second quarters of 2005 and awarded live race days for the remainder of 2005.

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

In the six months ended June 30, 2005, revenues from our racing operations decreased $51.6 million or 11.1% to $414.7 million, compared to $466.3 million in the comparable 2004 period, primarily due to:

  •
  California revenues below the prior year period by $48.2 million or 24.6% due to:

  -
  the expiry of the Bay Meadows lease on December 31, 2004;

  -
  the change in the racing calendar at Golden Gate Fields whereby live race days have been shifted to the second half of the year such that live race days were reduced from 69 days in the first half of 2004 to only 50 days in the first half of 2005; and

  -
  lower levels of handle and gross wagering at Santa Anita Park as a result of significant rainfall in Southern California in the first quarter of 2005, which resulted in the cancellation of a live race day and significantly reduced the number of races on the turf course. Turf course races typically generate higher levels of wagering.

  •
  Florida revenues below the prior year period by $6.3 million or 8.0% due to the disruption of the racing operations as a result of the redevelopment project currently underway at Gulfstream Park. The live race meet conducted in the first half of 2005 operated out of temporary facilities and best efforts were made to minimize the negative impact of the disruption.

  •
  Southern U.S. operations below the prior year period by $3.0 million or 5.8% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighbouring tracks.

  •
  Northern U.S. operations below the prior year period by $1.6 million or 3.4% due to declines in attendance and wagering at several of our racetracks in this region.

  •
  Increased revenues in our Maryland operations, where revenues were above the prior year period by $4.7 million or 7.5% due to a record setting Preakness® in terms of admissions, handle and wagering.

  •
  Increased revenues in our European operations, where revenues were above the prior year period by $2.6 million due to the opening of the Magna Racino™ and the commencement of RaceONTV™ and MagnaBet™ in the second quarter of 2004.

  •
  Increased revenues in our technology operations, where revenues were above the prior year period by $1.8 million or 9.6% due to an increase in the number of customers and wagering activity through XpressBet®.

Purses, awards and other decreased 9.4% to $213.5 million in the six months ended June 30, 2005, from $235.8 million in the six months ended June 30, 2004, primarily due to decreased wagering at Santa Anita Park, Golden Gate Fields, Gulfstream Park and Lone Star Park for reasons noted above. As a percentage of gross wagering revenues, purses, awards and other increased from 61.0% in the six months ended June 30, 2004 to 61.9% in the six months ended June 30, 2005, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

Operating costs in our racing operations decreased $7.2 million to $149.3 million in the six months ended June 30, 2005, from $156.4 million in the six months ended June 30, 2004, primarily due to:

  •
  a decrease of $11.0 million in our California operations primarily as a result of the expiry of the Bay Meadows lease;

  •
  a decrease of $2.2 million in our Southern U.S. operations primarily due to reduced marketing costs and other expense reductions at Lone Star Park;

  •
  a decrease of $0.9 million in our Northern U.S. operations primarily due to the closure of Multnomah Greyhound Park on December 31, 2004;

  •
  an increase of $3.9 million in our European operations as a result of these business units being in operation for the entire first six months of 2005 and only opening in the second quarter of 2004;

  •
  an increase of $1.6 million in our Florida operations as cost savings and expense reductions were offset by $5.7 million of amortization relating to the temporary facility construction costs at Gulfstream Park, which were amortized over Gulfstream Park's 2005 race meet; and

  •
  an increase of $0.7 million in our Maryland operations incurred to generate additional revenues at the Preakness®.

As a percentage of total racing revenues, operating costs increased from 33.5% in the six months ended June 30, 2004 to 36.0% in the six months ended June 30, 2005, primarily as a result of the decline in racing revenues.

General and administrative expenses in our racing operations increased $1.4 million to $32.3 million in the six months ended June 30, 2005 compared to $30.9 million in the six months ended June 30, 2004 primarily due to:

  •
  an increase of $1.5 million in our European operations for reasons noted above under operating cost increases;

  •
  an increase of $0.8 million in our Technology operations as a result of severance costs at HRTV™ incurred in efforts to streamline administrative operations;

  •
  increases at several of our other facilities as a result of increased health and benefit costs;

  •
  a decrease of $1.3 million in our Corporate and other operations as a result of focused efforts to reduce costs in all areas; and

  •
  a decrease of $1.0 million as a result of the expiry of the Bay Meadows lease.

As a percentage of total racing revenues, general and administrative expenses increased from 6.6% in the six months ended June 30, 2004 to 7.8% in the six months ended June 30, 2005 primarily as a result of the decline in racing revenues.

Real estate and other operations

Revenues from real estate and other operations decreased $10.4 million from $24.0 million in the six months ended June 30, 2004 to $13.6 million in the six months ended June 30, 2005. The decrease in revenues is primarily attributable to:

  •
  in the six months ended June 30, 2004, four Non-Core Real Estate properties were sold which generated revenues of $16.4 million. In the six months ended June 30, 2005, there were no sales of Non-Core Real Estate; and

  •
  an increase in golf and other revenues of $6.0 million primarily due to:

  -
  an additional $3.1 million of golf course access fees being recognized in the six months ended June 30, 2005 compared to the first half of 2004 due to the renewal of the golf course access fee agreements in November 2004; and

  -
  an additional $2.3 million of revenues on sales of housing units and lots in our European real estate residential development.

Predevelopment and other costs

Predevelopment and other costs decreased $0.7 million from $6.5 million in the six months ended June 30, 2004 to $5.8 million in the six months ended June 30, 2005. Predevelopment and other costs in the first half of 2005 represent costs of $4.5 million incurred pursuing alternative gaming opportunities in states where we currently operate, $0.4 million of costs relating to the Laurel Park redevelopment and $0.9 million of costs relating to development initiatives undertaken to enhance our racing operations. In the first six months of 2004, the predevelopment and other costs that we incurred represented costs of $4.3 million pursuing alternative gaming opportunities, $1.3 million on the development of a simplified wagering machine and $0.9 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $2.2 million from $17.6 million in the six months ended June 30, 2004 to $19.8 million in the six months ended June 30, 2005, primarily due to increased depreciation in our European operations primarily at the Magna Racino™, which commenced operations and depreciation of fixed assets on April 4, 2004.

Interest income and expense

Our net interest expense for the six months ended June 30, 2005 increased $5.1 million to $16.4 million in the six months ended June 30, 2005 from $11.3 million in the six months ended June 30, 2004. The higher net interest expense is primarily attributable to increased borrowings in our European and golf operations and on our senior secured revolving credit facility. In the six months ended June 30, 2005, $2.3 million of interest was capitalized with respect to projects under development, compared to $2.2 million in the six months ended June 30, 2004.

Write-down of long-lived and intangible assets

As discussed above, on July 6, 2005, we entered into an Agreement in Principle with GCGC under which GCGC will acquire all of the outstanding shares of Ontario Racing Inc., our wholly-owned subsidiary, which owns and operates Flamboro Downs. This transaction has proposed a fair value for certain assets of Flamboro Downs and, accordingly, we performed impairment testing of these assets at June 30, 2005. Based on this analysis, a non-cash impairment charge of $12.3 million before income taxes, $10.0 million after income taxes, was required of Flamboro Downs' racing license in the six months ended June 30, 2005.

During the six months ended June 30, 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax provision

In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss before income taxes for the six months ended June 30, 2005 and 2004, resulting in an income tax provision of $1.0 million for the six months ended June 30, 2005 and an income tax recovery of $5.2 million for the six months ended June 30, 2004. The income tax provision for the six months ended June 30, 2005 of $1.0 million represents primarily income tax expense recognized from our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return, partially offset by the reversal of future tax liabilities on the write-down of the racing license at Flamboro Downs as discussed above. The income tax benefit for the six months ended June 30, 2004 of $5.2 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Racing operations

In the three months ended June 30, 2005, revenues from our racing operations decreased $13.8 million or 7.6% to $168.3 million, compared to $182.0 million in the comparable prior year period, primarily due to:

  •
  California revenues below the prior year period by $15.2 million or 27.4% due to:

  -
  the expiry of the Bay Meadows lease on December 31, 2004; partially offset by

  -
  the change in the racing calendar at Golden Gate Fields whereby live race days were shifted into the second quarter of 2005, which in the prior year were run in the first quarter of 2004.

  •
  Southern U.S. operations revenues below the prior year period by $3.0 million or 8.4% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighbouring tracks.

  •
  Northern U.S. operations revenues below the prior year period by $1.6 million or 6.1% due to declines in attendance and wagering at several of our racetracks in this region.

  •
  Maryland revenues were above the comparative period by $3.7 million or 9.7% due to a record setting Preakness® in terms of admissions, handle and wagering.

  •
  Increased revenues in our European operations of $1.1 million over the prior year period due to the maturation of these operations benefiting from additional market exposure and increased activities.

  •
  Increased revenues in our Technology operations where revenues were above the prior year period by $1.1 million or 14.2% due to an increase in the number of customers and wagering activity through XpressBet®.

Purses, awards and other decreased $5.2 million or 6.4% to $76.8 million in the three months ended June 30, 2005 from $82.0 million in the three months ended June 30, 2004, primarily due to decreased wagering at Lone Star Park, Bay Meadows and our Northern U.S. operations for reasons noted above. As a percentage of gross wagering revenues, purses, awards and other increased marginally from 59.5% in the three months ended June 30, 2004 to 59.8% in the three months ended June 30, 2005, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

Operating costs in our racing operations decreased $4.4 million to $71.8 million in the three months ended June 30, 2005, from $76.2 million in the three months ended June 30, 2004, primarily due to:

  •
  a decrease of $4.3 million in our California operations primarily as a result of the expiry of the Bay Meadows lease, partially offset by the change in the racing calendar at Golden Gate Fields;

  •
  a decrease of $1.9 million in our Southern U.S. operations primarily due to reduced marketing costs and other expense reductions at Lone Star Park;

  •
  a decrease of $1.0 million in our Northern U.S. operations primarily due to the closure of Multnomah Greyhound Park on December 31, 2004;

  •
  an increase of $1.1 million in our Florida operations as cost savings and expense reductions were offset by $1.8 million of amortization relating to the temporary facility construction costs at Gulfstream Park, which were amortized over Gulfstream Park's 2005 race meet;

  •
  an increase of $0.9 million in our European operations due to increased activity at these operations; and

  •
  an increase of $0.8 million in our Maryland operations incurred to generate additional revenues at the Preakness®.

As a percentage of total racing revenues, operating costs increased from 41.9% in the three months ended June 30, 2004 to 42.6% in the three months ended June 30, 2005 primarily as a result of the decline in racing revenues.

General and administrative expenses in our racing operations increased $0.3 million to $15.2 million in the three months ended June 30, 2005 compared to $14.9 million in the three months ended June 30, 2004 primarily due to increases in our racing operations of approximately $1.4 million at several of our locations, including $0.6 million in our European operations, offset by a decrease of $1.1 million in our Corporate and other operations as a result of focused efforts to reduce costs in all areas.

As a percentage of total racing revenues, general and administrative expenses increased from 8.2% in the three months ended June 30, 2004 to 9.1% in the three months ended June 30, 2005 primarily as a result of the decline in racing revenues.

Real estate and other operations

Revenues from real estate and other operations decreased $8.7 million from $16.5 million in the three months ended June 30, 2004 to $7.7 million in the three months ended June 30, 2005. The decrease in revenues is primarily attributable to:

  •
  in the second quarter of 2004, three Non-Core Real Estate properties were sold which generated revenues of $12.3 million. In the three months ended June 30, 2005, there were no sales of Non-Core Real Estate; and

  •
  an increase in golf and other revenues of $3.6 million primarily due to:

  -
  an additional $1.8 million of golf course access fees being recognized in the second quarter of 2005 compared to the second quarter of 2004 due to the renewal of the golf course access fee agreements in November 2004; and

  -
  an additional $1.4 million of revenues on sales of housing units and lots in our European real estate residential development.

Predevelopment and other costs

Predevelopment and other costs decreased $1.8 million from $3.4 million in the three months ended June 30, 2004 to $1.6 million in the three months ended June 30, 2005. Predevelopment and other costs in the second quarter of 2005 represent costs of $1.3 million incurred pursuing alternative gaming opportunities in states where we currently operate and $0.3 million of costs relating to development initiatives undertaken to enhance our racing operations. In the second quarter of 2004, the predevelopment and other costs that we incurred represented costs of $2.3 million pursuing alternative gaming opportunities, $0.8 million on the development of a simplified wagering machine and $0.3 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $0.7 million from $9.2 million in the three months ended June 30, 2004 to $9.9 million in the three months ended June 30, 2005, primarily due to increased depreciation at Magna Racino™ where fixed asset additions over the course of the prior year are now subject to a full period of depreciation.

Interest income and expense

Our net interest expense for the three months ended June 30, 2005 increased $2.1 million to $8.3 million in the three months ended June 30, 2005 from $6.2 million in the three months ended June 30, 2004. The higher net interest expense is primarily attributable to increased borrowings in our European and golf operations and our senior secured revolving credit facility, partially offset by an increase in the amount of interest capitalized. In the three months ended June 30, 2005, $1.2 million of interest was capitalized with respect to projects under development, compared to $0.4 million in the second quarter of 2004.

Write-down of long-lived and intangible assets

As discussed above, on July 6, 2005, we entered into an Agreement in Principle with GCGC under which GCGC will acquire all of the outstanding shares of Ontario Racing Inc., our wholly-owned subsidiary, which owns and operates Flamboro Downs. This transaction has proposed a fair value for certain assets of Flamboro Downs and, accordingly, we performed impairment testing of these assets at June 30, 2005. Based on this analysis, a non-cash impairment charge of $12.3 million before income taxes, $10.0 million after income taxes, was required of Flamboro Downs' racing license in the three months ended June 30, 2005.

During the three months ended June 30, 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax provision

In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss before income taxes for the three months ended June 30, 2005 and 2004, resulting in an income tax provision of $1.4 million for the three months ended June 30, 2005 and an income tax recovery of $5.2 million for the three months ended June 30, 2004. The income tax provision for the three months ended June 30, 2005 of $1.4 million represents primarily income tax expense recognized from our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return, partially offset by the reversal of future tax liabilities on the write-down of the racing license at Flamboro Downs as discussed above. The income tax benefit for the three months ended June 30, 2004 of $5.2 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities.

Liquidity and Capital Resources

Operating activities

Cash provided by operations before changes in non-cash working capital decreased $34.0 million from $25.5 million in the six months ended June 30, 2004 to a use of $8.4 million in the six months ended June 30, 2005, primarily due to decreased earnings in the six months ended June 30, 2005. In the six months ended June 30, 2005, cash used by non-cash working capital balances was $7.0 million compared to cash used by non-cash working capital balances of $22.6 million in the six months ended June 30, 2004. Cash used by non-cash working capital balances of $7.0 million in the six months ended June 30, 2005 is primarily due to decreases in accounts payable, other accrued liabilities and deferred revenue, partially offset by decreases in restricted cash and accounts receivable and an increase in income taxes payable compared to the respective balances at December 31, 2004.

Investing activities

Cash used in investing activities in the six months ended June 30, 2005 was $41.8 million, including expenditures of $46.2 million on real estate property and fixed asset additions and $0.7 million on other asset additions, partially offset by $5.0 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in the six months ended June 30, 2005 of $46.2 million consisted of $22.5 million on the Gulfstream redevelopment, $9.9 million at The Maryland Jockey Club, $3.6 million on maintenance capital improvements and $10.2 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

Cash provided by financing activities was $41.6 million in the six months ended June 30, 2005 arising from the issuance of debt of $47.6 million, partially offset by repayments of long-term debt of $5.5 million and on our bank indebtedness of $0.5 million. The issuance of debt of $47.6 million consists of $20.1 million of advances on the Gulfstream Park project financing arrangement with MID and $27.5 million of debt incurred by the Magna Golf Club through a financing arrangement, which is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement.

Working Capital, Cash and Other Resources

Our net working capital, excluding cash and cash equivalents and bank indebtedness, was ($48.2) million at June 30, 2005, compared to ($62.4) million at December 31, 2004. The increased investment in net working capital, excluding cash and cash equivalents and bank indebtedness, is primarily related to a decrease in current liabilities excluding bank indebtedness and the current portion of long-term debt of $33.9 million, partially offset by a decrease in current assets excluding cash and cash equivalents of $19.7 million.

On July 22, 2005, we announced that as part of our strategic plan, the Board of Directors approved a Recapitalization Plan, which is intended to recapitalize our balance sheet over the next 12 months through the sale of certain non-strategic assets, with proceeds realized from those asset sales being applied to reduce debt. The Recapitalization Plan also contemplates a possible partnership to pursue alternative gaming opportunities at our racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, on July 22, 2005, we entered into two binding term sheets for loan agreements with MID. The first term sheet effectively replaced the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan for up to $34.2 million to fund the development, design and construction of an alternative gaming facility at Remington Park in Oklahoma. No advances had been made under The Meadows project financing. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were amended. The second term sheet provided for a bridge loan for a non-revolving general credit facility of up to $100.0 million. On July 27, 2005, we entered into definitive agreements to give effect to the transactions contemplated by the term sheets as described below.

A subsidiary of MID will provide project financing of $34.2 million to our subsidiary that owns Remington Park to finance the build-out of an alternative gaming facility. Advances under the loan will be made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the alternative gaming facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Remington Park alternative gaming facility is November 2005. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Following the completion of the alternative gaming facility, certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan will be secured by all assets of Remington Park, excluding licenses and permits, and will be guaranteed by us (until the alternative gaming facility is completed) and our subsidiaries that own Gulfstream Park and the Palm Meadows training facility. The loan will also be secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and will contain cross-guarantee, cross-default and cross-collateralization provisions. The Remington Park loan and Remington Park's guarantee of the Gulfstream Park loan are both subject to regulatory and other approvals.

The project financing provided by a subsidiary of MID for the reconstruction of facilities at Gulfstream Park has been amended such that payments of principal and interest begin on January 1, 2007, our subsidiaries that own Remington Park and the Palm Meadows training center have been added as guarantors (together with security in their respective real property, subject to certain approvals) and certain restrictive covenants have been amended.

A subsidiary of MID has provided a bridge loan for a non-revolving general credit facility of up to $100.0 million. $50.0 million was available to us as of the closing of the bridge loan, with a second tranche of $25.0 million made available on or after October 17, 2005 and a third tranche of $25.0 million made available on or after January 16, 2006. The availability of the second and third tranches is subject to a number of conditions, including our achievement of milestones under the Recapitalization Plan, specifically related to progress in asset sales efforts, pursuit of a gaming partnership, and achievement of certain EBITDA targets for the third and fourth quarters of 2005. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, and an additional arrangement fee of $0.5 million is payable on each date (if any) on which any or all of the second or third tranche of the loan is made available to us. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At our option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.50% and (b) 9.00% (with interest in each case payable monthly in arrears); and/or (2) fixed rate with annual interest equal to the greater of: (a) LIBOR plus 6.50% and (b) 9.00%, subject to certain conditions. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of MEC's assets and guaranteed by certain of our subsidiaries. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, we have pledged the shares and licences of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). The guarantee of the bridge loan by our subsidiaries operating The Meadows is subject to regulatory approval. As security for the loan, we have also assigned all inter-company loans made between us and our subsidiaries and all insurance proceeds to the lender, and took out title insurance for all properties subject to registered security. The bridge loan is cross-defaulted to all other obligations of MEC and its subsidiaries to the lender. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200 million for the redevelopment of The Meadows.

In December 2004, certain of our subsidiaries entered into a project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park of $115.0 million. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described above. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the six months ended June 30, 2005, $21.2 million was advanced on this loan, such that at June 30, 2005, $47.6 million was outstanding under the Gulfstream Park loan, which includes $1.3 million of accrued interest. Net loan origination expenses of $2.7 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

In December 2004, one of our European subsidiaries entered into a financing arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At June 30, 2005, $21.3 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a similar arrangement that is secured by an assignment of a portion of the future amounts receivable under the Magna Golf Club access agreement. We received proceeds of $13.7 million Cdn. that is repayable in three annual installments of $5.0 million Cdn. commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%. At June 30, 2005, $11.2 million was outstanding under this arrangement. On April 5, 2005, the same Canadian subsidiary entered into a loan agreement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. We received proceeds of $20.5 million Cdn. that is repayable in six annual installments of $5.0 million Cdn. commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum. At June 30, 2005, $16.7 million was outstanding under this arrangement.

One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, however may be extended at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under the amended and extended facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a First Deed of Trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our $50.0 million senior secured revolving credit facility and our bridge loan from MID. At June 30, 2005, $71.3 million was outstanding under this fully drawn facility. Subsequent to June 30, 2005, this loan was amended to contain cross-default provisions with respect to the bridge loan financing arrangement with MID as noted above.

Loans under our $50.0 million senior secured revolving credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. At June 30, 2005, we had borrowed $27.0 million and issued letters of credit totaling $22.5 million under this facility. On February 18, 2005, we amended the credit agreement including the financial covenants for this facility. At June 30, 2005, we were not in compliance with certain of the financial covenants contained in the amended credit agreement. A waiver was obtained from the lender for the financial covenants breach at June 30, 2005. Effective July 27, 2005, we further amended and extended our senior secured revolving credit facility in the amount of $50.0 million. The primary amendments to the agreement include extending the term to July 31, 2006, the financial covenants are now EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields, the addition of mandatory repayment provisions and interest rates have been changed such that borrowings are now available by way of U.S. Base Rate loans plus 3% or LIBOR plus 4%.

A subsidiary of the Company, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At June 30, 2005, $9.8 million was outstanding under this term loan facility.

One of our European subsidiaries has a 15.0 million Euro term loan facility secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At June 30, 2005, $18.1 million was outstanding under this facility, which matures on December 15, 2006.

In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after June 2, 2006. At June 30, 2005, all of the notes remained outstanding.

In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after December 21, 2005. At June 30, 2005, all of the notes remained outstanding.

One of our European subsidiaries is party to a Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At June 30, 2005, $18.1 million was outstanding on this facility which matures on February 9, 2007.

One of our subsidiaries has issued a promissory note denominated in Canadian dollars, secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. At June 30, 2005, the note is valued at $36.1 million and is repayable in annual installments of $2.0 million ($2.5 million Cdn.) with the remaining amount due in June 2007.

Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at 5.0% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At June 30, 2005, $17.3 million and $4.4 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At June 30, 2005, this obligation has been reflected on our balance sheet as long-term debt due after one year.

At June 30, 2005, we had cash and cash equivalents of $45.2 million, bank indebtedness of $27.0 million and total shareholders' equity of $534.4 million.

In order to implement our strategic plan, including capitalizing on future growth opportunities, we will be required to seek additional financing and sources of funds from one or more sources including project financing and equity for alternative gaming developments, investments by partners in certain of our racetracks and other business operations. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to add alternative gaming to our racetracks where permitted or improve or expand our operations as planned may be adversely affected.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at June 30, 2005 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under the credit facility, which is $71.3 million as at June 30, 2005. The maturity date of this contract is October 31, 2007.

Accounting Developments

Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25 ("APB 25") and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123, however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in our unaudited consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Statement 123(R) must be adopted no later than January 1, 2006. The Company is currently reviewing the Statement, but has not yet determined the methodology it will follow for implementation, or the impact on the Company's financial statements.

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

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of June 30, 2005, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2005, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

        In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we disclosed certain lawsuits filed against the Company, MI Developments Inc. and/or one or more of their directors as follows:

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

6.
Tolwin v. Frank Stronach, et al., filed on July 30, 2004 in the Superior Court, State of California, County of Los Angeles.

        Each of these lawsuits sought injunctive relief to stop any proposed acquisition of the Company's outstanding Class A Subordinate Voting Stock by MI Developments Inc. and, in certain cases, damages if such transaction is completed as proposed by MI Developments Inc.

        All of the Delaware actions were consolidated by order dated August 30, 2004. On September 16, 2004, MI Developments Inc. announced that it would not proceed with its offer to acquire the Company's outstanding Class A Subordinate Voting Stock. The consolidated Delaware action was dismissed without prejudice upon the filing of a notice of dismissal by the plaintiffs with the Delaware Chancery Court on May 9, 2005. The Tolwin action was dismissed without prejudice upon the filing of a notice of dismissal by the plaintiff with the Superior Court, State of California on June 15, 2005. No settlements were paid by the defendants to the plaintiffs in any of these lawsuits.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's 2005 Annual Meeting of Stockholders was held on May 2, 2005. Proxies were solicited by the Company's Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Class A Subordinate Voting Stock and Class B Stock represented in person and by proxy at the Meeting.

        Each vote at the Meeting was conducted by ballot.

Election of Directors

        The following nominees were elected as directors of the Corporation by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Against	Abstain
John R. Barnett	1,207,536,159	4,591	2,705,416
Jerry D. Campbell	1,206,341,185	1,199,504	2,705,477
W. Thomas Hodgson	1,206,501,730	1,039,045	2,705,391
Louis E. Lataif	1,207,519,925	20,903	2,705,338
Edward C. Lumley	1,207,515,401	24,512	2,706,253
Jim McAlpine	1,206,430,652	1,109,916	2,705,598
William J.Menear	1,207,534,605	5,552	2,706,009
Dennis Mills	1,207,503,543	36,814	2,705,809
Gino Roncelli	1,207,519,130	16,953	2,705,648
Frank Stronach	1,206,418,512	1,115,616	2,707,603

Appointment of Auditors

        The ratification of the Audit Committee's appointment of Ernst & Young LLP, certified public accountants, as the Company's auditors for the fiscal year ending December 31, 2005 was approved by the stockholders of the Company as follows:

Votes For	Against	Abstain
1,210,180,662	55,904	9,600

Stockholder Proposal

        The stockholder proposal of Howard Lipsitz appearing on page 23 of the Corporation's Proxy Statement, dated April 1, 2005, was defeated by the Stockholders of the Corporation as follows:

Votes For	Against	Abstain
1,330,098	1,189,883,770	108,091

        There were no other matters coming before the Meeting that required a vote by the stockholders.

Item 5.    Other Information

  (a)
  Not applicable.

  (b)
  None.

Item 6.    Exhibits

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
10.1	Loan Agreement dated April 5, 2005 between MEC Holdings (Canada) Inc. and Bank Austria Creditanstalt AG.
10.2
Form of Agreement and Election for Performance Shares in Lieu of Guaranteed Bonus for W. Thomas Hodgson, Jim McAlpine, Donald Amos, Paul Celucci, Blake Tohana and certain other employees of the Registrant (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on May 9, 2005).
10.3	Compensation arrangement for the directors of the Registrant (incorporated by reference to Item 10.1 of the Registrant's Current Report on Form 8-K filed on May 10, 2005).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Blake Tohana, Executive Vice-President and Chief Financial Officer

Date: August 9, 2005

QuickLinks

MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited) (U.S. dollars in thousands, except per share figures)
MAGNA ENTERTAINMENT CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (U.S. dollars in thousands)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED BALANCE SHEETS
(Unaudited) (U.S. dollars and share amounts in thousands)
MAGNA ENTERTAINMENT CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES