Form 10-Q
period 2005-09-30
MAGNA ENTERTAINMENT CORP
filed 2005-11-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	☒	No	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	☐	No	☒

The Registrant had 48,892,971 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of October 31, 2005.

MAGNA ENTERTAINMENT CORP.
I N D E X

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[Unaudited]
[U.S. dollars in thousands, except per share figures]

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(restated-note 2)		(restated-note 2)
Revenues
Racing
Gross wagering	$59,411	$71,604	$398,647	$451,819
Non-wagering	16,798	17,952	78,408	89,614

	76,209	89,556	477,055	541,433

Real estate and other
Sale of real estate	—	—	—	16,387
Golf and other	6,984	5,441	20,624	13,053

	6,984	5,441	20,624	29,440

	83,193	94,997	497,679	570,873

Costs and expenses
Racing
Purses, awards and other	36,877	42,240	246,441	273,708
Operating costs	48,615	57,891	192,083	208,997
General and administrative	14,820	16,337	46,725	46,737

	100,312	116,468	485,249	529,442

Real estate and other
Cost of real estate sold	—	—	—	6,762
Operating costs	4,666	4,440	13,432	12,012
General and administrative	298	1,125	1,010	1,747

	4,964	5,565	14,442	20,521

Predevelopment and other costs	3,465	5,614	9,294	12,143
Depreciation and amortization	9,921	10,149	29,246	27,303
Interest expense, net	8,935	5,889	24,099	15,949
Write-down of long-lived assets	—	—	—	26,685
Equity income	(495)	(99)	(1,012)	(339)

	127,102	143,586	561,318	631,704

Loss from continuing operations before income taxes	(43,909)	(48,589)	(63,639)	(60,831)
Income tax expense (recovery)	(1,034)	2,700	1,503	(3,540)

Net loss from continuing operations	(42,875)	(51,289)	(65,142)	(57,291)
Net income (loss) from discontinued operations	8,339	964	(418)	2,608

Net loss	(34,536)	(50,325)	(65,560)	(54,683)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,041	5,402	(12,219)	(86)
Change in fair value of interest rate swap	149	177	406	622

Comprehensive loss	$(32,346)	$(44,746)	$(77,373)	$(54,147)

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock:
Basic and Diluted
Continuing operations	$(0.40)	$(0.48)	$(0.61)	$(0.53)
Discontinued operations	0.08	0.01	—	0.02

Total loss per share	$(0.32)	$(0.47)	$(0.61)	$(0.51)

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period [in thousands]:
Basic and Diluted	107,359	107,345	107,355	107,316

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]
[U.S. dollars in thousands]

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(restated-note 2)		(restated-note 2)
Cash provided from (used for):
Operating activities
Net loss from continuing operations	$(42,875)	$(51,289)	$(65,142)	$(57,291)
Items not involving current cash flows	13,114	9,545	27,403	38,728

	(29,761)	(41,744)	(37,739)	(18,563)
Changes in non-cash working capital	(3,258)	25,216	(11,139)	1,523

	(33,019)	(16,528)	(48,878)	(17,040)

Investing activities
Real estate property and fixed asset additions	(36,580)	(45,246)	(82,927)	(101,656)
Other asset disposals (additions)	13	(409)	(653)	(1,082)
Proceeds on disposal of real estate properties and fixed assets	772	488	4,403	17,095
Proceeds on real estate properties sold to a related party	—	—	1,400	—
Discontinued operations	9,399	(1,004)	8,868	2,824

	(26,396)	(46,171)	(68,909)	(82,819)

Financing activities
Net increase in bank indebtedness	1,300	25,000	800	27,000
Proceeds from advances and long-term debt with parent	56,004	—	76,100	—
Issuance of long-term debt	—	—	27,505	19,261
Repayment of long-term debt	(7,733)	(1,413)	(11,185)	(4,188)
Issuance of share capital	—	—	—	852

	49,571	23,587	93,220	42,925

Effect of exchange rate changes on cash and cash equivalents	596	1,788	160	812

Net decrease in cash and cash equivalents during the period	(9,248)	(37,324)	(24,407)	(56,122)
Cash and cash equivalents, beginning of period	44,846	76,804	60,005	95,602

Cash and cash equivalents, end of period	$35,598	$39,480	$35,598	$39,480

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

[Unaudited]
[U.S. dollars and share amounts in thousands]

	September 30, 2005	December 31, 2004
		(restated-note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,598	$60,005
Restricted cash	21,003	23,423
Accounts receivable	34,203	45,340
Income taxes receivable	—	1,540
Prepaid expenses and other	10,862	12,935
Discontinued operations	87,735	5,398

	189,401	148,641

Real estate properties, net	930,955	892,347
Fixed assets, net	47,446	50,213
Racing licenses	168,134	168,134
Other assets, net	14,076	14,793
Future tax assets	42,781	35,245
Discontinued operations	—	93,980

	$1,392,793	$1,403,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$28,300	$27,500
Accounts payable	84,076	88,789
Accrued salaries and wages	6,902	10,300
Customer deposits	2,225	2,905
Other accrued liabilities	14,669	26,937
Income taxes payable	491	—
Long-term debt due within one year	16,244	13,401
Due to parent	45,664	—
Deferred revenue	9,176	16,974
Discontinued operations	64,223	8,867

	271,970	195,673

Long-term debt	210,006	202,495
Long-term debt due to parent	56,892	23,408
Convertible subordinated notes	220,074	219,257
Other long-term liabilities	11,493	11,919
Future tax liabilities	120,305	114,923
Discontinued operations	—	56,998

	890,740	824,673

Shareholders' equity:
Capital stock issued and outstanding —
Class A Subordinate Voting Stock (issued: 2005 — 48,893, 2004 — 48,879)	318,088	318,003
Class B Stock (issued: 2005 and 2004 — 58,466)	394,094	394,094
Contributed surplus	17,943	17,282
Deficit	(269,214)	(203,654)
Accumulated comprehensive income	41,142	52,955

	502,053	578,680

	$1,392,793	$1,403,353

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]
[all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures]

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

  Comparative Amounts

  Certain of the prior year amounts have been adjusted to reflect discontinued operations (see note 2).

2.
Discontinued Operations

[a]
On August 16, 2005, the Company and Great Canadian Gaming Corporation ("GCGC") entered into a share purchase agreement under which GCGC acquired all of the outstanding shares of Ontario Racing Inc. ("ORI"), a wholly-owned subsidiary of the Company. ORI owns and operates Flamboro Downs, a standardbred racetrack and site holder for slot machines operated by the Ontario Lottery and Gaming Corporation, located in Hamilton, Ontario, Canada. Required regulatory approval for the sale transaction was obtained on October 17, 2005 and the Company completed the transaction on October 19, 2005. On closing, GCGC paid Cdn. $50.0 million and US $23.6 million, in cash and assumed ORI's existing debt.

    As required under U.S. GAAP, the Company's long-lived assets and racing licenses are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The sale transaction described above established fair values of certain assets of Flamboro Downs and accordingly, the Company performed impairment testing of these assets. Based on this analysis, the Company recognized a non-cash impairment loss of $12.3 million before income taxes or $10.0 million after income taxes of Flamboro Downs' racing license in the nine months ended September 30, 2005.

  [b]
  On August 18, 2005, three subsidiaries of the Company entered into a share purchase agreement with Colonial Downs, L.P. ("Colonial LP") pursuant to which Colonial LP purchased all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. ("MVRC"). MVRC is an indirect subsidiary of the Company that manages the operations of Colonial Downs, a thoroughbred and standardbred horserace track located in New Kent, Virginia, pursuant to a management agreement with Colonial LP, the owner of Colonial Downs. Required regulatory approval for the sale transaction was obtained on September 28, 2005 and the Company completed the transaction on September 30, 2005. On closing, the Company received cash consideration of $6.8 million, net of transaction costs, and a one-year interest-bearing note in the principal amount of $3.0 million. Colonial LP will also pay MVRC's prorated management fee for 2005.

  [c]
  The Company's results of operations related to discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$7,377	$7,278	$21,256	$21,716
Costs and expenses	5,750	5,076	15,883	15,190

	1,627	2,202	5,373	6,526
Depreciation and amortization	248	225	738	649
Interest expense, net	614	585	1,868	1,788
Write-down of racing license	—	—	12,290	—

Income (loss) before gain on disposition	765	1,392	(9,523)	4,089
Gain on disposition	9,837	—	9,837	—

Income before income taxes	10,602	1,392	314	4,089
Income tax expense	2,263	428	732	1,481

Net income (loss)	$8,339	$964	$(418)	$2,608

    The Company's assets and liabilities related to discontinued operations as at September 30, 2005 and December 31, 2004 are shown below. All assets and liabilities relating to discontinued operations have been classified as current at September 30, 2005 as the transactions described in sections [a] and [b] above closed between September 30, 2005 and October 19, 2005 and all consideration for these transactions has been received.

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$979	$636
Restricted cash	3,015	2,055
Accounts receivable	1,402	2,315
Income taxes receivable	—	258
Prepaid expenses and other	313	134
Real estate properties, net	19,835	—
Fixed assets, net	1,281	—
Racing licenses	60,910	—

	87,735	5,398

Real estate properties, net	—	19,896
Fixed assets, net	—	1,325
Racing licenses	—	72,759

	—	93,980

	$87,735	$99,378

LIABILITIES
Current liabilities:
Accounts payable	$3,121	$2,901
Accrued salaries and wages	63	6
Other accrued liabilities	856	621
Income taxes payable	2,170	—
Long-term debt due within one year	6,890	4,362
Deferred revenue	845	977
Long-term debt	35,909	—
Future tax liabilities	14,369	—

	64,223	8,867

Long-term debt	—	39,003
Future tax liabilities	—	17,995

	—	56,998

	$64,223	$65,865

3.
Income Taxes

  In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to the loss before income taxes for the three and nine months ended September 30, 2005 and 2004. The income tax expense for the nine months ended September 30, 2005 represents primarily income tax expense recognized from the Company's Canadian operations and in certain U.S. operations that are not included in the Company's U.S. consolidated income tax return. The income tax benefit for the nine months ended September 30, 2004 represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of the Company's European net future tax liabilities, partially offset by income tax expense recognized from the Company's Canadian operations and in certain U.S. operations that are not included in the Company's U.S. consolidated income tax return.

4.
Bank Indebtedness

  On July 27, 2005, the Company amended and extended its $50.0 million senior revolving credit facility to July 31, 2006. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At September 30, 2005, the Company had borrowings under the facility of $28.3 million (December 31, 2004 — $27.5 million) and had issued letters of credit totaling $21.1 million (December 31, 2004 — $21.9 million) under the credit facility, such that $0.6 million was unused and available.

  The loans under the facility bear interest at either the U.S. Base rate plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. The weighted average interest rate on the loans outstanding under the credit facility as at September 30, 2005 was 8.7% (December 31, 2004 — 6.0%).

  In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MI Developments Inc. ("MID") (see note 6 [a]), the Company was required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility have agreed in principle to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales and the execution of definitive agreements for such amendments.

5.
Long-term Debt

[a]
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

[b]
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

6.
Transactions with Related Parties

[a]
In July 2005, a subsidiary of the Company's parent company, MID provided to the Company a non-revolving bridge loan facility of up to $100.0 million. $50.0 million was available to the Company as of the closing of the bridge loan, with a second tranche of $25.0 million made available to the Company on October 17, 2005 and a third tranche of $25.0 million will be made available on or after January 16, 2006, subject to certain conditions, including the Company's compliance with, and continuation of the Recapitalization Plan. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company and an additional arrangement fee of $0.5 million is payable on the date on which any or all of the third tranche of the loan is made available to the Company. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering by the Company be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream project financing (see note 6 [b]), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company has pledged the shares and licenses of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, the Company has also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and took out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of the Company and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the nine months ended September 30, 2005, $48.1 million was advanced on this bridge loan, such that at September 30, 2005, $48.1 million was outstanding under the bridge loan. Net loan origination expenses of $2.4 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity.

    Subsequent to September 30, 2005, the Company and MID reached an agreement in principle to amend the bridge loan agreement to provide that (i) the Company place up to $13.0 million from the Flamboro Downs sale proceeds into escrow with MID for future Gulfstream Park construction costs, (ii) MID waive its negative pledge over the Company's land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project (see note 11), (iv) the Company will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that the Company does not enter into definitive agreements prior to December 1, 2005 to sell certain additional assets or repay the full balance of the bridge loan by January 15, 2006, MID will be granted mortgages on certain additional properties owned by the Company. Upon the closing of the sale of certain assets, the Company will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc.

    In accordance with the terms of the senior secured revolving credit facility and the bridge loan agreement, the Company was required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility have agreed in principle to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales and the execution of definitive agreements for such amendments.

  [b]
  In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described in [c] below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly (September 30, 2005 — 7.1%). After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company's subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the nine months ended September 30, 2005, $34.1 million was advanced on this loan, such that at September 30, 2005, $60.5 million was outstanding under the Gulfstream Park loan, which includes $2.3 million of accrued interest. Net loan origination expenses of $3.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

  [c]
  In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with MID for the build-out of an alternative gaming facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the alternative gaming facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Remington Park alternative gaming facility is late November 2005. Prior to the completion date, amounts outstanding under the loan bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Following the completion of the alternative gaming facility, certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits, and is guaranteed by the Company (until the alternative gaming facility is completed) and the Company's subsidiaries that own Gulfstream Park and the Palm Meadows training facility. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. As at September 30, 2005, no advances have been made under the loan. Net loan origination expenses of $1.2 million have been incurred and once the facility is drawn upon, those expenses will be recorded as a reduction of the outstanding loan balance and the loan balance will be accreted to its face value over the term to maturity.

  [d]
  On August 5, 2005, a subsidiary of the Company extended its option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan to November 15, 2005.

  [e]
  During the nine months ended September 30, 2005, a wholly-owned subsidiary of the Company sold to Mr. Frank Stronach, the Chairman of the Board and a Director of the Company, two housing lots and a housing unit. These sales were in the normal course of operations of the Company and the total sales price for these properties was $1.4 million. The gain on the sale of the properties of approximately $0.7 million, net of tax, is reported as a contribution to equity.

7.
Capital Stock and Long-term Incentive Plan

[a]
Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the nine months ended September 30, 2005 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2004	48,879	$318,003	58,466	$394,094	107,345	$712,097
Issued under the Long-term Incentive Plan	14	85	—	—	14	85

Issued and outstanding at March 31, 2005, June 30, 2005 and September 30, 2005	48,893	$318,088	58,466	$394,094	107,359	$712,182

  [b]
  Long-term Incentive Plan

    The Company has a Long-term Incentive Plan (the "Plan") (adopted in 2000), which allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock are available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan. During the three months ended September 30, 2005, no shares were issued under the Plan and during the nine months ended September 30, 2005, 14,175 shares were issued under the Plan. During the three months ended September 30, 2004, no shares were issued under the Plan and during the nine months ended September 30, 2004, 199,000 shares were issued under the Plan, including 175,000 shares issued on the exercise of stock options.

    During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which will award performance shares of Class A Subordinate Voting Stock as contemplated under the Plan in 2005. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vest over a six or eight month period to December 31, 2005 and are to be distributed, subject to certain conditions, in two equal installments. The first distribution date is on or about March 31, 2006 and the second distribution date is on or about March 31, 2007. During the three and nine months ended September 30, 2005, nil and 210,122 (three and nine months ended September 30, 2004 — nil) performance share awards, respectively, were granted under the Plan with a weighted average grant-date market value of either US $6.26 or Cdn. $7.61 per share. At September 30, 2005, there were 123,219 performance share awards vested with a weighted average grant-date market value of either US $6.26 or Cdn. $7.61 per share.

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

    Information with respect to shares under option is as follows (number of shares subject to option in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2005	2004	2005	2004
Balance, at January 1	4,500,500	4,841,500	$6.18	$6.14
Granted	490,000	150,000	6.40	6.33
Exercised	—	(175,000)	—	4.87
Forfeited(i)	(145,000)	(144,000)	6.76	6.94

Balance, at March 31	4,845,500	4,672,500	$6.19	$6.16
Granted	155,000	—	6.70	—
Forfeited(i)	(88,000)	—	7.32	—

Balance, at June 30	4,912,500	4,672,500	$6.18	$6.16
Granted	—	50,000	—	6.64
Forfeited(i)	(150,000)	(100,000)	8.08	6.13

Balance, at September 30	4,762,500	4,622,500	$6.12	$6.17

    (i)
    For the three and nine months ended September 30, 2005, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited in the three and nine months ended September 30, 2005 were subsequently reissued.

    At September 30, 2005, the 4,762,500 stock options outstanding had exercise prices ranging from $3.91 to $7.00 per share and a weighted average exercise price of $6.12 per share.

    At September 30, 2005, there were 4,038,715 options exercisable with a weighted average exercise price of $6.05 per share.

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

    During the nine months ended September 30, 2005, 645,000 (nine months ended September 30, 2004 — 200,000) stock options were granted with an average fair value of $2.90 (September 30, 2004 — $2.38) per option.

    The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk free interest rate	n/a	3.0%	3.9%	3.0%
Dividend yields	n/a	0.84%	—	0.84%
Volatility factor of expected market price of Class A Subordinate Voting Stock	n/a	0.562	0.549	0.574
Weighted average expected life (years)	n/a	4.00	4.00	4.00

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

    The Company's SFAS 123 pro-forma net loss and the related per share amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(34,536)	$(50,325)	$(65,560)	$(54,683)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(15)	(260)	(611)	(752)

Pro-forma net loss	$(34,551)	$(50,585)	$(66,171)	$(55,435)

Loss per share
Basic — as reported	$(0.32)	$(0.47)	$(0.61)	$(0.51)
Basic — pro-forma	$(0.32)	$(0.47)	$(0.62)	$(0.52)

Diluted — as reported	$(0.32)	$(0.47)	$(0.61)	$(0.51)
Diluted — pro-forma	$(0.32)	$(0.47)	$(0.62)	$(0.52)

  [c]
  Maximum Shares

    The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, performance share awards and convertible subordinated notes issued and outstanding as at September 30, 2005 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at September 30, 2005	48,893
Class B Stock outstanding at September 30, 2005	58,466
Options to purchase Class A Subordinate Voting Stock	4,763
Performance share awards of Class A Subordinate Voting Stock	210
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

142,432

8.
Loss Per Share

  The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Net loss from continuing operations	$(42,875)	$(51,289)	$(65,142)	$(57,291)
Net income (loss) from discontinued operations	8,339	964	(418)	2,608

Net loss	(34,536)	(50,325)	(65,560)	(54,683)
Interest, net of related tax, on convertible subordinated notes	—	—	—	—

	$(34,536)	$(50,325)	$(65,560)	$(54,683)

Weighted Average Shares Outstanding:
Class A Subordinate Voting Stock	48,893	48,879	48,889	48,850
Class B Stock	58,466	58,466	58,466	58,466

	107,359	107,345	107,355	107,316

Earnings (loss) per share
Continuing operations	$(0.40)	$(0.48)	$(0.61)	$(0.53)
Discontinued operations	0.08	0.01	—	0.02

Total loss per share	$(0.32)	$(0.47)	$(0.61)	$(0.51)

  For the three and nine months ended September 30, 2005, as a result of the net loss, options to purchase 4,762,500 shares, notes convertible into 30,100,124 shares and 210,122 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

  For the three and nine months ended September 30, 2004, as a result of the net loss, options to purchase 4,622,500 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

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

[c]
The Company has letters of credit issued with various financial institutions of $4.6 million to guarantee various construction projects related to activities of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior revolving credit facility of $21.1 million.

[d]
The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activities of its subsidiaries. As of September 30, 2005, these indemnities amounted to $4.4 million with expiration dates through September 30, 2006.

[e]
Contractual commitments outstanding at September 30, 2005, which related to construction and development projects, amounted to approximately $63.0 million.

[f]
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

  [g]
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc. ("Forest City") and various affiliates of the Company, anticipating the ownership and development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to the Company in consideration for its right to work exclusively with the Company on this project. This deposit has been included in other accrued liabilities on the Company's consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™", which was not effective until approved by the Company's Board of Directors. On October 21, 2005, the Company and Forest City amended and restated the Limited Liability Company Agreement so that, among other things, the condition to effectiveness was removed. The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to September 30, 2005, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. The Limited Liability Company Agreement further contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  [h]
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties to November 30, 2005. To date, the Company has expended approximately $1.6 million of this initiative, of which $1.2 million was paid during the nine months ended September 30, 2005. These amounts have been recorded as other assets on the Company's consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to September 30, 2005 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to September 30, 2005, the Company has not made any such payments.

10.
Segment Information

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing operations and real estate and other operations. The racing segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network and the North American production facility for StreuFex™; (6) European operations include Magna Racino™, MagnaBet™, RaceONTV™ and the European production facility for StreuFex™; and (7) Technology operations include XpressBet®, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment include costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities and other real estate holdings including residential housing developments adjacent to the Company's golf courses.

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

  The following summary presents key information about reported segments for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
California operations(i)	$7,968	$20,568	$155,900	$216,730
Florida operations	181	85	72,771	79,022
Maryland operations	17,950	18,723	84,321	80,503
Southern U.S. operations	17,587	18,758	66,372	70,565
Northern U.S. operations(ii)	24,339	24,453	70,837	72,615
European operations	3,183	1,985	8,138	4,347
Technology operations	5,429	5,300	25,721	23,808

	76,637	89,872	484,060	547,590
Corporate and other	28	180	112	689
Eliminations	(456)	(496)	(7,117)	(6,846)

Total racing operations	76,209	89,556	477,055	541,433

Sale of real estate	—	—	—	16,387
Golf and other	6,984	5,441	20,624	13,053

Total real estate and other operations	6,984	5,441	20,624	29,440

Total revenues	$83,193	$94,997	$497,679	$570,873

Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations(i)	$(5,702)	$(5,156)	$12,251	$23,893
Florida operations(iii)	(3,461)	(2,592)	3,274	(14,289)
Maryland operations(iii)	(1,764)	(1,741)	7,207	7,132
Southern U.S. operations	(1,096)	(820)	3,682	3,818
Northern U.S. operations(ii)	1,124	(493)	200	(826)
European operations	(4,539)	(7,768)	(14,448)	(14,559)
Technology operations	(2,253)	(1,743)	(1,854)	(786)

	(17,691)	(20,313)	10,312	4,383
Corporate and other	(5,917)	(6,500)	(17,494)	(18,738)
Predevelopment costs	(3,465)	(5,614)	(9,294)	(12,143)

Total racing operations	(27,073)	(32,427)	(16,476)	(26,498)

Sale of real estate	—	—	—	9,625
Golf and other	2,020	(124)	6,182	(706)

Total real estate and other operations	2,020	(124)	6,182	8,919

Total EBITDA	$(25,053)	$(32,551)	$(10,294)	$(17,579)

  (i)
  For the three and nine months ended September 30, 2004, the California operations segment included the operations of Bay Meadows, the facility lease for which expired on December 31, 2004. Bay Meadows' revenues were $12.9 million and $47.2 million and earnings before interest, income taxes, depreciation and amortization were $0.7 million and $4.2 million, respectively, for the three and nine months ended September 30, 2004.

  (ii)
  For the three and nine months ended September 30, 2004, the Northern U.S. operations segment included the operations of Multnomah Greyhound Park in Portland, Oregon, the facility lease for which expired on December 31, 2004. Multnomah Greyhound Park's revenues were $1.7 million and $3.2 million and loss before interest, income taxes, depreciation and amortization was $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2004.

  (iii)
  For the nine months ended September 30, 2004, the Florida operations segment included a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment included a non-cash write-down of long-lived assets of $0.4 million.

	September 30, 2005	December 31, 2004
Total Assets
California operations	$279,512	$310,026
Florida operations	256,975	205,149
Maryland operations	184,015	167,677
Southern U.S. operations	110,246	105,024
Northern U.S. operations	124,209	119,973
European operations	134,916	176,906
Technology operations	18,464	15,439

	1,108,337	1,100,194
Corporate and other	83,705	74,523

Total racing operations	1,192,042	1,174,717

Non-Core Real Estate	2,498	2,512
Golf and other	110,518	126,746

Total real estate and other operations	113,016	129,258

Total assets from continuing operations	1,305,058	1,303,975
Total assets from discontinued operations	87,735	99,378

Total assets	$1,392,793	$1,403,353

  Reconciliation of EBITDA to Net Loss

	Three months ended September 30, 2005
	Racing Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$(27,073)	$2,020	$(25,053)
Interest expense, net	8,553	382	8,935
Depreciation and amortization	9,167	754	9,921

Income (loss) from continuing operations before income taxes	$(44,793)	$884	(43,909)
Income tax recovery			(1,034)

Net loss from continuing operations			(42,875)
Net income from discontinued operations			8,339

Net loss			$(34,536)

	Three months ended September 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$(32,427)	$(124)	$(32,551)
Interest expense (income), net	6,244	(355)	5,889
Depreciation and amortization	9,390	759	10,149

Loss from continuing operations before income taxes	$(48,061)	$(528)	(48,589)
Income tax expense			2,700

Net loss from continuing operations			(51,289)
Net income from discontinued operations			964

Net loss			$(50,325)

	Nine months ended September 30, 2005
	Racing Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$(16,476)	$6,182	$(10,294)
Interest expense, net	23,367	732	24,099
Depreciation and amortization	26,941	2,305	29,246

Income (loss) from continuing operations before income taxes	$(66,784)	$3,145	(63,639)
Income tax expense			1,503

Net loss from continuing operations			(65,142)
Net loss from discontinued operations			(418)

Net loss			$(65,560)

	Nine months ended September 30, 2004
	Racing Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$(26,498)	$8,919	$(17,579)
Interest expense (income), net	17,000	(1,051)	15,949
Depreciation and amortization	25,084	2,219	27,303

Income (loss) from continuing operations before income taxes	$(68,582)	$7,751	(60,831)
Income tax recovery			(3,540)

Net loss from continuing operations			(57,291)
Net income from discontinued operations			2,608

Net loss			$(54,683)

11.
Subsequent Events

[a]
On October 19, 2005, the Company announced that it was increasing the capital budget for the redevelopment of Gulfstream Park from the previously announced $145.0 million to $171.5 million. The project is being partially financed through a $115.0 million construction loan from MID. The most significant portion of the budget increase relates to the construction of the clubhouse as a result of additional material and labor costs, changes in scope and damage and delays resulting from recent hurricanes. Funding for the additional construction costs at Gulfstream Park will be provided pursuant to a loan of up to $13.5 million from BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project and from the Company's general corporate funds, including the net proceeds from the sale of Flamboro Downs. A subsidiary of the Company, which owns Gulfstream Park, and BE&K, Inc. have signed a term sheet setting forth the terms of the proposed construction loan and are currently negotiating definitive documentation, which is expected to be finalized in November 2005. As security for the loan from BE&K, Inc., certain of the Company's subsidiaries that own land in Ocala, Florida will provide a guarantee to BE&K, Inc., which will be secured by a mortgage over the land in Ocala.

[b]
On October 24, 2005, South Florida was struck by Hurricane Wilma and Gulfstream Park sustained damage. The Company is continuing to assess the extent of the damage and the impact on the Gulfstream Park redevelopment project due to the hurricane.

[c]
On November 3, 2005, the Company announced that one of its subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros, Inc., a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale is subject to the completion of due diligence by the purchaser by February 28, 2006 and a closing by March 30, 2006.

[d]
On November 9, 2005, the Company announced that it had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc., each wholly-owned subsidiaries of the Company, through which the Company currently owns and operates The Meadows, a standardbred racetrack in Pennsylvania. The sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay the Company $225.0 million and the Company will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum 5-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which will be released over time in accordance with the terms of the share purchase agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements included in this report.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon and Ebreichsdorf, Austria. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. In October 2005, we completed the sale of our interest in Flamboro Downs, a standardbred racetrack and in September 2005, we completed the sale of our interest in the Maryland-Virginia Racing Circuit, Inc. ("MVRC"), which managed the operations of Colonial Downs, a thoroughbred and standardbred racetrack. At the end of the fourth quarter of 2004, we ceased operations at Bay Meadows and Multnomah Greyhound Park as these were operations in leased facilities and the leases were not renewed for 2005. In addition, we operate off-track betting ("OTB") facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). We are in ongoing discussions with cable and satellite operators with the goal of achieving broader distribution for HRTV™. HRTV™ is currently distributed to more than 11 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. In 2004, we launched RaceONTV™ in Europe to provide North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. We are also working with developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.5 million as of September 30, 2005) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business.

Recent Developments and Initiatives

        On November 9, 2005, we announced that we had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc., each wholly-owned subsidiaries through which we currently own and operate The Meadows, our standardbred racetrack in Pennsylvania. The sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay us $225.0 million and we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum 5-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which will be released over time in accordance with the terms of the share purchase agreement.

        On November 3, 2005, we announced that one of our subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros, Inc., a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale is subject to the completion of due diligence by the purchaser by February 28, 2006 and a closing by March 30, 2006.

        On October 19, 2005, we announced that we had completed the sale of all of the outstanding shares of Ontario Racing Inc. ("ORI"), a wholly-owned subsidiary of the Company, which owns and operates Flamboro Downs, a standardbred racetrack and site holder for slot machines operated by the Ontario Lottery Gaming Corporation, located in Hamilton, Ontario, Canada. The purchaser, Great Canadian Gaming Corporation ("GCGC"), paid aggregate consideration of Cdn. $50.0 million and US $23.6 million, in cash and by the assumption of ORI's existing debt. In accordance with the terms of our bridge loan agreement with a subsidiary of our parent company, MI Developments Inc. ("MID") and the terms of our senior secured revolving credit facility, we were required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility have agreed in principle to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales and the execution of definitive agreements for such amendments.

        On September 30, 2005, we announced the completion of the sale to Colonial Downs, L.P. of all of the outstanding shares of MVRC, our indirect subsidiary, which managed the operations of Colonial Downs, a thoroughbred and standardbred racetrack located in New Kent, Virginia pursuant to a management agreement. The $10.0 million purchase price was paid $6.8 million in cash on closing, net of transaction costs, and $3.0 million by way of a one-year interest bearing demand note. The purchaser will also pay MVRC's prorated management fee for 2005.

        On August 11, 2005, the Oklahoma Horse Racing Commission ("OHRC") formally approved the granting of a conditional racetrack gaming operator's license to our subsidiary, Remington Park, Inc. The approval constituted the final action required by the OHRC for the implementation of 650 alternative gaming devices at Remington Park. Legislation was enacted pursuant to public referendum in November 2004 allowing Remington Park, Inc. to operate 650 gaming machines subject to approval of the Commission. It is anticipated that the casino facility will improve Remington Park's business results and contribute to the horse industry through increased purses. Redevelopment efforts are well underway at Remington Park with the expectation of opening the casino facility in late November 2005. Gaming operations at the racetracks are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetracks' electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues from gaming at each racetrack to the State, between 20% and 30% for the benefit of horsemen and the remaining 50% to 60% to the racetrack, out of which Remington Park will pay its capital and operating costs.

        On July 27, 2005, we amended and extended our $50.0 million senior secured revolving credit facility. The primary amendments to the agreement included extending the term to July 31, 2006, the financial covenants are now earnings before interest, taxes, depreciation and amortization ("EBITDA") maintenance tests relating to Santa Anita Park and Golden Gate Fields, the addition of mandatory repayment provisions and interest rates have been changed such that borrowings are now available by way of U.S. Base Rate loans plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. Subsequent to September 30, 2005, we reached an agreement in principle with the lender for our senior secured revolving credit facility to also require that upon closing of certain future asset sales, we will permanently repay the senior secured revolving credit facility by approximately $12.0 million from the proceeds of such sales.

        On July 22, 2005, we announced that as part of our strategic plan, our Board of Directors approved a Recapitalization Plan which is intended to recapitalize our balance sheet over the following 12 months through the sale of certain non-strategic assets, with proceeds realized from those asset sales being applied to reduce debt. The Recapitalization Plan also contemplates a possible partnership to pursue alternative gaming opportunities at our racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, on July 27, 2005, we entered into two new loan arrangements with MID. The first loan effectively replaced the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan for up to $34.2 million to fund the development, design and construction of an alternative gaming facility at Remington Park in Oklahoma. The second loan is for a non-revolving bridge loan facility of up to $100.0 million. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were amended.

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

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We intend to pursue an application for a Conditional Category 1 slot license in connection with and reflecting the transaction announced on November 9, 2005 with Millennium-Oaktree as noted above.

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. The County referenda were held on March 8, 2005 and on that date, voters in Broward County approved the referendum questions by majority vote. The Miami-Dade County referendum of the same date resulted in a vote against authorization of slot machines at qualifying pari-mutuel facilities in Miami-Dade County. Pursuant to Amendment 4, the state legislature was required to adopt implementing legislation with an effective date no later than July 1, 2005. The legislative session formally ended on May 6, 2005 with no implementing legislation. On June 21, 2005, the Broward County Circuit Court in Florida enjoined the State Attorney from prosecuting any of the four pari-mutuel license holders in Broward County for the conduct of slot machine gaming. The Court further ordered the pari-mutuel license holders to work with the Broward County Commission to implement rules and regulations to govern slot machine gaming at pari-mutuel facilities within the county. The trial court ruling is under review by the 4th District Court of Appeals, which has refused to stay the trial court's order. Resolution of the appeal is currently expected in six to nine months. On November 4, 2005, the Governor of the State of Florida proclaimed that the state legislature will be convened in Special Session between December 5, 2005 to December 9, 2005 for the purpose of considering, among other things, legislation authorizing, regulating and taxing the operation of slot machines at the four pari-mutuel facilities in Broward County. We have also entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that county, that contains, among other things, provision for payment to Broward County of 1.5% of Gross Terminal Revenues up to a level of $250.0 million of Gross Terminal Revenues and 2.0% on Gross Terminal Revenues in excess of $250.0 million. We are also required to enter into an agreement with the city in which Gulfstream Park is located, Hallandale Beach, providing for, among other things, a payment of a percentage of Gross Terminal Revenues to that city. The agreement with Broward County contemplates that 1.7% of Gross Terminal Revenues up to a level of $250.0 million and 2.5% on Gross Terminal Revenues in excess of $250.0 million will be paid to Broward County for distribution to Hallandale Beach unless and until we have entered into an alternative agreement with the city. To date, we have spent approximately $5.5 million on the advancement of the state-wide referendum campaign and continue to incur lobbying and other costs in pursuit of state legislation.

        The redevelopment of Gulfstream Park, which commenced in 2004, continued through the third quarter of 2005. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. It also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park has been increased from the previously announced $145.0 million and is now expected to be $171.5 million. The project is being partially financed through a $115.0 million construction loan from MID. The most significant portion of the budget increase relates to the construction of the clubhouse as a result of additional material and labor costs, changes in scope and damage and delays resulting from recent hurricanes. Funding for the additional construction costs at Gulfstream Park will be provided pursuant to a loan of up to $13.5 million from BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project and from our general corporate funds, including the net proceeds from the sale of Flamboro Downs. As security for the loan from BE&K, Inc., certain of our subsidiaries that own land in Ocala, Florida will provide a guarantee to BE&K, Inc., which will be secured by a mortgage over the land in Ocala. Our subsidiary that owns Gulfstream Park has signed a term sheet for the loan with BE&K, Inc. and is currently negotiating definitive documents, which is expected to be finalized in November 2005. Since the project included the demolition of a substantial portion of the current buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations, however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted compared to prior year results. The new clubhouse/grandstand facility is expected to be operational for the 2006 Gulfstream Park race meet, however, with a project of this magnitude, there is a risk that the redevelopment will not be completed according to schedule. On October 24, 2005, South Florida was struck by Hurricane Wilma and Gulfstream Park sustained damage. We are continuing to assess the extent of the damage and the impact on the Gulfstream Park redevelopment project due to the hurricane.

        On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at the proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. The option expired on June 30, 2005. On August 5, 2005, one of our subsidiaries extended its option agreement with MID to November 15, 2005. If we are unable to renew or further extend this option agreement with MID, then we may incur a write-down of certain costs that have been incurred with respect to this specific property. At September 30, 2005, we have incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

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

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates, anticipating the ownership and development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to MEC in consideration for their right to work exclusively with MEC on this project. This deposit has been included in other accrued liabilities on our consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™" which was not effective until approved by the Company's Board of Directors. On October 21, 2005, the Company and Forest City amended and restated the Limited Liability Company Agreement so that, among other things, the condition to effectiveness was removed. The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to September 30, 2005, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. The Limited Liability Company Agreement further contemplates additional agreements including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain of our affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties to November 30, 2005. To date, we have expended approximately $1.6 million on this initiative, of which $1.2 million was paid during the nine months ended September 30, 2005. These amounts have been recorded as other assets on our consolidated balance sheets. We are continuing to explore these developmental opportunities, but to September 30, 2005 we have not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to September 30, 2005, we have not made any such payments.

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

Results of Continuing Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Racing operations

        In the nine months ended September 30, 2005, we operated our largest racetracks for 104 fewer live race days compared to the prior year period, primarily due to the expiration of our lease at the Bay Meadows facility and a change in the racing calendar at Golden Gate Fields, which resulted in live race days being shifted to the fourth quarter. Our other racetracks operated 25 fewer live race days in the nine months ended September 30, 2005, compared to the prior year period primarily due to a planned reduction in live race days at Great Lakes Downs.

        Set forth below is a schedule of our actual live race days by racetrack for the first, second and third quarters and awarded live race days for the fourth quarter of 2005 with comparatives for 2004.

LIVE RACE DAYS

	Q1 2005	Q1 2004	Q2 2005	Q2 2004	Q3 2005	Q3 2004	YTD 2005	YTD 2004	Awarded Q4 2005	Q4 2004	Total 2005(1)	Total 2004
Largest Racetracks
Santa Anita Park(2)	69	69	11	10	—	—	80	79	6	5	86	84
Gulfstream Park	71	76	15	15	—	—	86	91	—	—	86	91
Golden Gate Fields	21	69	29	—	—	—	50	69	52	36	102	105
Bay Meadows(3)	—	—	—	55	—	23	—	78	—	26	—	104
Laurel Park	47	58	10	—	16	—	73	58	63	—	136	58
Lone Star Park	—	—	58	58	11	8	69	66	31	15	100	81
Pimlico Race Course	11	5	39	43	9	32	59	80	—	57	59	137

	219	277	162	181	36	63	417	521	152	139	569	660

Other Racetracks(4)
The Meadows	57	52	57	53	45	53	159	158	50	48	209	206
Thistledown	—	—	61	62	65	65	126	127	61	56	187	183
Remington Park	4	4	28	24	34	34	66	62	32	31	98	93
Portland Meadows	37	36	8	10	—	—	45	46	35	32	80	78
Great Lakes Downs	—	—	29	42	51	60	80	102	19	16	99	118
Magna Racino™	3	—	17	23	14	17	34	40	11	10	45	50

	101	92	200	214	209	229	510	535	208	193	718	728

Total	320	369	362	395	245	292	927	1,056	360	332	1,287	1,388

(1)
Includes actual live race days for the first, second and third quarters of 2005 and awarded live race days for the fourth quarter of 2005.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 31 days in 2005 compared to 26 days in 2004.

(3)
The lease on the Bay Meadows site expired December 31, 2004.

(4)
Excludes Colonial Downs, which is owned by a third party whose racing operations were managed by The Maryland Jockey Club to September 30, 2005 and Flamboro Downs, both of which are being reported as Discontinued Operations in the three and nine months ended September 30, 2005.

        In the nine months ended September 30, 2005, revenues from our racing operations decreased $64.4 million or 11.9% to $477.1 million, compared to $541.4 million in the comparable 2004 period, primarily due to:

  •
  California revenues below the prior year period by $60.8 million or 28.1% due to:

  •
  the expiry of the Bay Meadows lease on December 31, 2004;

  •
  the change in the racing calendar at Golden Gate Fields whereby live race days have been shifted to the fourth quarter such that live race days were reduced from 69 days in the first nine months of 2004 to only 50 days in the first nine months of 2005; and

  •
  lower levels of handle and gross wagering at Santa Anita Park as a result of significant rainfall in Southern California in the first quarter of 2005, which resulted in the cancellation of a live race day and significantly reduced the number of races on the turf course. Turf course races typically generate higher levels of wagering.

  •
  Florida revenues below the prior year period by $6.3 million or 7.9% due to the disruption of the racing operations as a result of the redevelopment project currently underway at Gulfstream Park. The live race meet conducted in the first half of 2005 operated out of temporary facilities and best efforts were made to minimize the negative impact of the disruption.

  •
  Southern U.S. operations below the prior year period by $4.2 million or 5.9% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighbouring tracks and reductions in attendance and wagering at Remington Park due to a change from day to night racing in preparation for the opening of the gaming facility which proved to be less popular with local race patrons.

  •
  Northern U.S. operations below the prior year period by $1.8 million or 2.4% due primarily to the expiry of the Multnomah Greyhound Park lease on December 31, 2004.

  •
  Increased revenues in our Maryland operations, where revenues were above the prior year period by $3.8 million or 4.7% due to a record setting Preakness® in terms of admissions, handle and wagering and as a result of the new turf course at Laurel Park, which since being available for racing, has resulted in increased field sizes and increased handle.

  •
  Increased revenues in our European operations, where revenues were above the prior year period by $3.8 million due to the opening of the Magna Racino™ in the second quarter of 2004 and increased wagering activity through MagnaBet™.

  •
  Increased revenues in our technology operations, where revenues were above the prior year period by $1.9 million or 8.0% due to an increase in the number of customers and wagering activity through XpressBet® and additional advertising revenues generated by HRTV™.

        Purses, awards and other decreased 10.0% to $246.4 million in the nine months ended September 30, 2005, from $273.7 million in the nine months ended September 30, 2004, primarily due to the expiry of the Bay Meadows and Multnomah Greyhound Park leases, the change in the racing calendar at Golden Gate Fields and decreased wagering at Santa Anita Park, Gulfstream Park and Lone Star Park for reasons noted above, partially offset by an increase in pari-mutuel taxes at XpressBet® as a result of a $1.6 million assessment for state pari-mutuel taxes for the period from January 1, 2003 to present, which was recorded in the current period. As a percentage of gross wagering revenues, purses, awards and other increased from 60.6% in the nine months ended September 30, 2004 to 61.8% in the nine months ended September 30, 2005, primarily due to lower gross wagering revenues and the increase in pari-mutuel taxes at XpressBet® as noted above.

        Operating costs in our racing operations decreased $16.9 million to $192.1 million in the nine months ended September 30, 2005, from $209.0 million in the nine months ended September 30, 2004, primarily due to:

  •
  a decrease of $16.5 million in our California operations primarily as a result of the expiry of the Bay Meadows lease;

  •
  a decrease of $2.0 million in our Southern U.S. operations primarily due to reduced marketing costs and other expense reductions at Lone Star Park;

  •
  a decrease of $2.0 million in our Northern U.S. operations primarily due to the expiry of the Multnomah Greyhound Park lease on December 31, 2004;

  •
  an increase of $2.4 million in our Florida operations as cost savings and expense reductions were offset by $5.7 million of amortization relating to the temporary facility construction costs at Gulfstream Park, which were amortized over Gulfstream Park's 2005 race meet;

  •
  an increase of $1.3 million in our European operations as a result of these business units being in operation for the entire first nine months of 2005 and only opening in the second quarter of 2004; and

  •
  an increase of $0.6 million in our Maryland operations incurred to generate additional revenues at the Preakness®.

        As a percentage of total racing revenues, operating costs increased from 38.6% in the nine months ended September 30, 2004 to 40.3% in the nine months ended September 30, 2005, primarily as a result of the decline in racing revenues.

        General and administrative expenses in our racing operations remained consistent in both periods at $46.7 million primarily due to:

  •
  a decrease of $3.7 million as a result of the expiry of the Bay Meadows lease; offset by

  •
  an increase of $1.4 million in our European operations due to the start-up during 2004 of certain of our European operations compared to a full period of operations in 2005; and

  •
  increases at several of our facilities as a result of increased health and benefit costs.

        As a percentage of total racing revenues, general and administrative expenses increased from 8.6% in the nine months ended September 30, 2004 to 9.8% in the nine months ended September 30, 2005 due to the decline in racing revenues.

Real estate and other operations

        Revenues from real estate and other operations decreased $8.8 million from $29.4 million in the nine months ended September 30, 2004 to $20.6 million in the nine months ended September 30, 2005. The decrease in revenues is primarily attributable to:

  •
  in the nine months ended September 30, 2004, four Non-Core Real Estate properties were sold which generated revenues of $16.4 million. In the nine months ended September 30, 2005, there were no sales of Non-Core Real Estate; and

  •
  an increase in golf and other revenues of $7.6 million primarily due to:

  •
  an additional $4.9 million of golf course access fees being recognized in the nine months ended September 30, 2005 compared to the same period in 2004 due to the renewal of the golf course access fee agreements in November 2004; and

  •
  an additional $2.1 million of revenues on sales of housing units and lots in our European real estate residential development.

Predevelopment and other costs

        Predevelopment and other costs decreased $2.8 million from $12.1 million in the nine months ended September 30, 2004 to $9.3 million in the nine months ended September 30, 2005. Predevelopment and other costs of $9.3 million in the nine months ended September 30, 2005 represent costs of $6.3 million incurred pursuing alternative gaming opportunities, $1.0 million of legal costs relating to the protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.0 million of costs relating to development initiatives undertaken to enhance our racing operations. In the first nine months of 2004, the predevelopment and other costs of $12.1 million that we incurred represented costs of $8.2 million pursuing alternative gaming opportunities, $2.0 million on the development of a simplified wagering machine and $1.9 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.9 million from $27.3 million in the nine months ended September 30, 2004 to $29.2 million in the nine months ended September 30, 2005, primarily due to increased depreciation in our European operations primarily at the Magna Racino™, which commenced operations and depreciation of fixed assets on April 4, 2004 and increased depreciation at certain of our facilities on recent fixed asset additions.

Interest income and expense

        Our net interest expense for the nine months ended September 30, 2005 increased $8.2 million to $24.1 million in the nine months ended September 30, 2005 from $15.9 million in the nine months ended September 30, 2004. The higher net interest expense is primarily attributable to increased borrowings in our European and golf operations, on our senior secured revolving credit facility and on our bridge loan facility with MID.    In the nine months ended September 30, 2005, $3.9 million of interest was capitalized with respect to projects under development, compared to $2.7 million in the nine months ended September 30, 2004.

Write-down of long-lived and intangible assets

        During the nine months ended September 30, 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax provision

        In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss before income taxes for the nine months ended September 30, 2005 and 2004, resulting in an income tax provision of $1.5 million for the nine months ended September 30, 2005 and an income tax recovery of $3.5 million for the nine months ended September 30, 2004. The income tax provision for the nine months ended September 30, 2005 of $1.5 million represents primarily income tax expense recognized from our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return. The income tax benefit for the nine months ended September 30, 2004 of $3.5 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized at our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the nine months ended September 30, 2005 and the comparative period in 2004 include the operations of Flamboro Downs and MVRC. The following table presents revenues and earnings (loss) from discontinued operations for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004
Revenues	$21,256	$21,716
Costs and expenses	15,883	15,190

	5,373	6,526
Depreciation and amortization	738	649
Interest expense, net	1,868	1,788
Write-down of racing license(i)	12,290	—

Income (loss) before gain on disposition	(9,523)	4,089
Gain on disposition(ii)	9,837	—

Income before income taxes	314	4,089
Income tax expense	732	1,481

Net income (loss)	$(418)	$2,608

  (i)
  Upon entering into an agreement in principle with GCGC in July 2005 for the disposition of Flamboro Downs, which established fair values for certain assets, we performed impairment testing of these assets. Based on this analysis, a non-cash impairment charge of $12.3 million before income taxes or $10.0 million after income taxes, was required of Flamboro Downs' racing license in the nine months ended September 30, 2005.

  (ii)
  The gain on disposition of $9.8 million represents the gain recognized on the disposition of the investment in MVRC on September 30, 2005.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Racing operations

        In the three months ended September 30, 2005, revenues from our racing operations decreased $13.3 million or 14.9% to $76.2 million, compared to $89.6 million in the comparable prior year period, primarily due to:

  •
  California revenues below the prior year period by $12.6 million or 61.3% due to the expiry of the Bay Meadows lease on December 31, 2004.

  •
  Southern U.S. operations revenues below the prior year period by $1.2 million or 6.2% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighbouring tracks and reductions in attendance and wagering at Remington Park due to a change from day to night racing in preparation for the opening of the gaming facility which proved to be less popular with local race patrons.

  •
  Increased revenues in our European operations of $1.2 million over the prior year period due to increased wagering activity through MagnaBet™ and revenue growth at Magna Racino™.

        Purses, awards and other decreased $5.3 million or 12.7% to $36.9 million in the three months ended September 30, 2005 from $42.2 million in the three months ended September 30, 2004, primarily due to the expiry of the Bay Meadows lease and decreased wagering at our Southern U.S. operations for reasons noted above, partially offset by an increase in pari-mutuel taxes at XpressBet® as a result of a $1.6 million assessment for state pari-mutuel taxes for the period from January 1, 2003 to present, which was recorded in the current period. As a percentage of gross wagering revenues, purses, awards and other increased from 59.0% in the three months ended September 30, 2004 to 62.1% in the three months ended September 30, 2005, primarily due to lower gross wagering revenues and the increase in pari-mutuel taxes at XpressBet® as noted above.

        Operating costs in our racing operations decreased $9.3 million to $48.6 million in the three months ended September 30, 2005, from $57.9 million in the three months ended September 30, 2004, primarily due to:

  •
  a decrease of $5.4 million in our California operations primarily as a result of the expiry of the Bay Meadows lease;

  •
  a decrease of $2.5 million in our European operations due to cost reduction initiatives; and

  •
  a decrease of $1.1 million in our Northern U.S. operations primarily due to the expiry of the Multnomah Greyhound Park lease on December 31, 2004.

        As a percentage of total racing revenues, operating costs decreased from 64.6% in the three months ended September 30, 2004 to 63.8% in the three months ended September 30, 2005 primarily as a result of the reduction in operating costs in our European operations.

        General and administrative expenses in our racing operations decreased $1.5 million to $14.8 million in the three months ended September 30, 2005 compared to $16.3 million in the three months ended September 30, 2004 primarily due to the expiry of the leases at Bay Meadows and Multnomah Greyhound Park on December 31, 2004.

        As a percentage of total racing revenues, general and administrative expenses increased from 18.2% in the three months ended September 30, 2004 to 19.4% in the three months ended September 30, 2005 primarily as a result of the decline in racing revenues.

Real estate and other operations

        Revenues from real estate and other operations increased $1.6 million from $5.4 million in the three months ended September 30, 2004 to $7.0 million in the three months ended September 30, 2005. The increase in revenues is primarily attributable to an additional $1.8 million of golf course access fees being recognized in the third quarter of 2005 compared to the third quarter of 2004 due to the renewal of the golf course access fee agreements in November 2004.

Predevelopment and other costs

        Predevelopment and other costs decreased $2.1 million from $5.6 million in the three months ended September 30, 2004 to $3.5 million in the three months ended September 30, 2005. Predevelopment and other costs in the third quarter of 2005 of $3.5 million represent costs of $1.8 million incurred pursuing alternative gaming opportunities, $0.9 million of legal costs relating to the protection of our distribution rights, $0.5 million on the write-off of information technology costs which were determined to have no future benefit and $0.3 million of costs relating to development initiatives undertaken to enhance our racing operations. In the third quarter of 2004, the predevelopment and other costs of $5.6 million that we incurred represented costs of $3.9 million pursuing alternative gaming opportunities, $0.7 million on the development of a simplified wagering machine intended to simplify the pari-mutuel wagering process for the customer and $1.0 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization decreased $0.2 million from $10.1 million in the three months ended September 30, 2004 to $9.9 million in the three months ended September 30, 2005, primarily due to reduced depreciation as a result of write-downs of long-lived assets recorded in the comparable prior year period at Gulfstream Park and Laurel Park, partially offset by increased depreciation at certain of our facilities on recent fixed asset additions.

Interest income and expense

        Our net interest expense for the three months ended September 30, 2005 increased $3.0 million to $8.9 million in the three months ended September 30, 2005 from $5.9 million in the three months ended September 30, 2004. The higher net interest expense is primarily attributable to increased borrowings in our European and golf operations, on our senior secured revolving credit facility and on our bridge loan facility with MID, partially offset by an increase in the amount of interest capitalized. In the three months ended September 30, 2005, $1.6 million of interest was capitalized with respect to projects under development, compared to $0.5 million in the third quarter of 2004.

Income tax provision

        In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss before income taxes for the three months ended September 30, 2005 and 2004, resulting in an income tax recovery of $1.0 million for the three months ended September 30, 2005 and an income tax provision of $2.7 million for the three months ended September 30, 2004. The income tax recovery for the three months ended September 30, 2005 of $1.0 million represents primarily an income tax benefit recognized in our U.S. operations that are not included in our U.S. consolidated income tax return, partially offset by income tax expense recognized from our Canadian operations. The income tax provision for the three months ended September 30, 2004 of $2.7 million represents income tax expense recognized at our Canadian operations and in certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the three months ended September 30, 2005 and the comparative period in 2004 include the operations of Flamboro Downs and MVRC. The following table presents revenues and earnings from discontinued operations for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004
Revenues	$7,377	$7,278
Costs and expenses	5,750	5,076

	1,627	2,202
Depreciation and amortization	248	225
Interest expense, net	614	585
Write-down of racing license	—	—

Income before gain on disposition	765	1,392
Gain on disposition(i)	9,837	—

Income before income taxes	10,602	1,392
Income tax expense	2,263	428

Net income	$8,339	$964

  (i)
  The gain on disposition of $9.8 million represents the gain recognized on the disposition of the investment in MVRC on September 30, 2005.

Liquidity and Capital Resources

Operating activities

        Cash used in operations before changes in non-cash working capital increased $19.1 million from a use of $18.6 million in the nine months ended September 30, 2004 to a use of $37.7 million in the nine months ended September 30, 2005, due to an increase in net loss from continuing operations in the nine months ended September 30, 2005 compared to the prior year period and a decrease in items not involving current cash flows. In the nine months ended September 30, 2005, cash used by non-cash working capital balances was $11.1 million compared to cash provided by non-cash working capital balances of $1.5 million in the nine months ended September 30, 2004. Cash used by non-cash working capital balances of $11.1 million in the nine months ended September 30, 2005 is primarily due to decreases in accounts payable, accrued salaries and wages, other accrued liabilities and deferred revenue, partially offset by decreases in restricted cash, accounts receivable and prepaid expenses and other compared to the respective balances at December 31, 2004.

Investing activities

        Cash used in investing activities in the nine months ended September 30, 2005 was $68.9 million, including expenditures of $82.9 million on real estate property and fixed asset additions and $0.7 million on other assets, partially offset by $5.8 million of net proceeds received on the disposal of real estate properties and fixed assets. Our discontinued operations provided cash of $8.9 million in the nine months ended September 30, 2005 compared to $2.8 million in the prior year period. Expenditures on real estate property and fixed asset additions in the nine months ended September 30, 2005 of $82.9 million consisted of $46.4 million on the Gulfstream redevelopment, $10.5 million at The Maryland Jockey Club, $7.8 million on the Remington Park gaming facility, $6.6 million on maintenance capital improvements and $11.6 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $93.2 million in the nine months ended September 30, 2005 arising from advances and long-term debt from our parent company of $76.1 million, the issuance of debt of $27.5 million and an increase in our bank indebtedness of $0.8 million, partially offset by repayments of long-term debt of $11.2 million. The advances and long-term debt from our parent company of $76.1 million consists of $31.2 million on the Gulfstream Park project financing arrangement and $44.9 million on the bridge loan, net of loan origination costs. The issuance of debt of $27.5 million represents debt incurred by the Magna Golf Club through a financing arrangement, which is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement.

Working Capital, Cash and Other Resources

        Our net working capital from continuing operations, excluding cash and cash equivalents, bank indebtedness and the current portions of long-term debt and advances due to parent, was ($51.5) million at September 30, 2005, compared to ($62.7) million at December 31, 2004. The increased investment in net working capital from continuing operations is primarily related to a decrease in current liabilities excluding bank indebtedness and the current portions of long-term debt and advances due to parent of $28.4 million, partially offset by a decrease in current assets excluding cash and cash equivalents of $17.2 million.

        On July 22, 2005, we announced that as part of our strategic plan, the Board of Directors approved a Recapitalization Plan, which is intended to recapitalize our balance sheet over the following 12 months through the sale of certain non-strategic assets, with proceeds realized from those asset sales being applied to reduce debt. The Recapitalization Plan also contemplates a possible partnership to pursue alternative gaming opportunities at our racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, in July 2005, we entered into two loan agreements with MID. The first loan agreement effectively replaced the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan for up to $34.2 million to fund the development, design and construction of an alternative gaming facility at Remington Park in Oklahoma. No advances had been made under The Meadows project financing. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were amended. The second loan agreement provided for a non-revolving bridge loan facility of up to $100.0 million.

        MID will provide project financing of $34.2 million to finance the build-out of an alternative gaming facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the alternative gaming facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Remington Park alternative gaming facility is late November 2005. Prior to the completion date, amounts outstanding under the loan bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Following the completion of the alternative gaming facility, certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits, and is guaranteed by us (until the alternative gaming facility is completed) and our subsidiaries that own Gulfstream Park and the Palm Meadows training facility. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. As at September 30, 2005 no advances have been made under the loan. Net loan origination expenses of $1.2 million have been incurred and once the facility is drawn upon, those expenses will be recorded as a reduction of the outstanding loan balance and the loan balance will be accreted to its face value over the term to maturity.

        A subsidiary of MID has provided a non-revolving bridge loan facility of up to $100.0 million. $50.0 million was available to us as of the closing of the bridge loan, with a second tranche of $25.0 million made available to us on October 17, 2005 and a third tranche of $25.0 million will be made available on or after January 16, 2006, subject to a number of conditions, including our compliance with, and continuation of the Recapitalization Plan. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to us and an additional arrangement fee of $0.5 million is payable on the date on which any or all of the third tranche of the loan is made available to us. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At our option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of MEC's assets and guaranteed by certain of our subsidiaries. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, we have pledged the shares and licences of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, we have also assigned all inter-company loans made between us and our subsidiaries and all insurance proceeds to the lender, and took out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of MEC and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the nine months ended September 30, 2005, $48.1 million was advanced on this bridge loan, such that at September 30, 2005, $48.1 million was outstanding under the bridge loan. Net loan origination expenses of $2.4 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. Subsequent to September 30, 2005, we reached an agreement with MID in principle to amend the bridge loan agreement to provide that (i) we place up to $13.0 million from the Flamboro Downs sale proceeds into escrow with MID for future Gulfstream Park construction costs, (ii) MID waive its negative pledge over our land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) we will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that we do not enter into definitive agreements prior to December 1, 2005 to sell certain additional assets or repay the full balance of the bridge loan by January 15, 2006, MID will be granted mortgages on certain additional properties owned by us. Upon the closing of the sale of certain assets, we will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc.

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described above. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the nine months ended September 30, 2005, $34.1 million was advanced on this loan, such that at September 30, 2005, $60.5 million was outstanding under the Gulfstream Park loan, which includes $2.3 million of accrued interest. Net loan origination expenses of $3.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        In December 2004, one of our European subsidiaries entered into a financing arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At September 30, 2005, $21.3 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a similar arrangement that is secured by an assignment of a portion of the future amounts receivable under the Magna Golf Club access agreement. We received proceeds of $13.7 million Cdn. that is repayable in three annual installments of $5.0 million Cdn. commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%. At September 30, 2005, $11.8 million was outstanding under this arrangement. On April 5, 2005, the same Canadian subsidiary entered into a loan agreement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. We received proceeds of $20.5 million Cdn. that is repayable in six annual installments of $5.0 million Cdn. commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum. At September 30, 2005, $17.7 million was outstanding under this arrangement.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, however may be extended at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at either the U.S. Prime rate or LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under the amended and extended facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a First Deed of Trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our $50.0 million senior secured revolving credit facility and our bridge loan from MID. At September 30, 2005, $70.0 million was outstanding under this fully drawn facility.

        Loans under our $50.0 million senior secured revolving credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At September 30, 2005, we had borrowed $28.3 million and issued letters of credit totaling $21.1 million under this facility, such that $0.6 million was unused and available. Effective July 27, 2005, the facility's term was extended to July 31, 2006, the financial covenants were amended and are now EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields, mandatory repayment provisions were added and interest rates have been changed such that borrowings are now available by way of U.S. Base Rate loans plus 3% or LIBOR plus 4%.

        A subsidiary of the Company, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At September 30, 2005, $9.7 million was outstanding under this term loan facility.

        One of our European subsidiaries has a 15.0 million Euro term loan facility secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At September 30, 2005, $18.1 million was outstanding under this facility, which matures on December 15, 2006.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after June 2, 2006. At September 30, 2005, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions on or after December 21, 2005. At September 30, 2005, all of the notes remained outstanding.

        One of our European subsidiaries is party to a Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At September 30, 2005, $18.1 million was outstanding on this facility which matures on February 9, 2007.

        One of our subsidiaries has issued a promissory note denominated in Canadian dollars, secured by two first mortgages and a debenture against Flamboro Downs racetrack and related real estate. At September 30, 2005, the note is valued at $38.1 million and is included in discontinued operations. The note was assumed by GCGC on October 19, 2005 upon closing of the Flamboro Downs sale transaction.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at 5.0% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At September 30, 2005, $17.0 million and $4.3 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At September 30, 2005, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        At September 30, 2005, we had cash and cash equivalents of $35.6 million, bank indebtedness of $28.3 million and total shareholders' equity of $502.1 million.

        We believe that our current cash resources, cash flow from our racing and real estate operations, including proceeds from the anticipated sales of real estate holdings and other assets will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. In order to implement our strategic plan, including capitalizing on future growth opportunities, we will be required to seek additional financing and sources of funds from one or more possible sources including project financing and equity for alternative gaming developments, investments by partners in certain of our racetracks and other business operations and an equity offering through public or private sources. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to add alternative gaming to our racetracks where and when permitted or improve or expand our operations as planned may be adversely affected.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at September 30, 2005 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into an interest rate swap contract. Under the terms of this contract, we receive a LIBOR based variable interest rate and pay a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under the credit facility, which is $70.0 million as at September 30, 2005. The maturity date of this contract is October 31, 2007.

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

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the U.S. Securities Act of 1933, as amended, and the U.S. Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates or forecasts as to our financial and operating results and future economic performance; proposed divestitures, equity or debt financings and other transactions under our Recapitalization Plan; and other matters that are not historical facts. In order to make the forward-looking statements contained in this report, a number of assumptions were made including, successful completion of the previously announced Recapitalization Plan and the realization of expected proceeds from the transactions contemplated thereby and the completion of construction at and opening of facilities under redevelopment within proposed schedules.

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

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of September 30, 2005, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of September 30, 2005, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed January 25, 2003 (file number 333-102889)).
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
4.4	Registration Rights Agreement between the Company and Bank Austria Creditanstalt AG dated as of June 2, 2003 (incorporated by reference to exhibit 10.7 to the registrant's Form 10-Q for the Quarter ended June 30, 2003).
10.1	Loan Agreement between the Company and Remington Park, Inc., MID Islandi SF, GPRA Thoroughred Training Center, Inc. and Gulfstream Park Racing Association, Inc. made as of July 22, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request.)
10.2	Share Purchase Agreement between the Company, 207682 Ontario Inc. and Great Canadian Gaming Corporation dated as of August 16, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request.)
10.3	Amended and Restated Loan Agreement between Gulfstream Park Racing Association, Inc., MID Islandi SF., MEC Pennsylvania Racing, Inc., Washington Trotting Association, Inc., Mountain Laurel Racing, Inc., Remington Park, Inc. and GPRA Thoroughbred Training Center, Inc. made as of July 22, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request.)
10.4	Bridge Loan Agreement between the Company, MID Islandi SF., MEC Pennsylvania Racing, Inc., Washington Trotting Association, Inc., Mountain Laurel Racing, Inc., Pacific Racing Association, MEC Land Holdings (California) Inc., The Santa Anita Companies, Inc., Los Angeles Turf Club, Incorporated, Gulfstream Park Racing Association, Inc., GPRA Thoroughbred Training Center Inc., SLRD Thoroughbred Training Center, Inc., MEC Dixon, Inc. and Sunshine Meadows Racing Inc., made as of July 22, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request.)

10.5	Amended and Restated Loan Agreement between the Company and the Bank of Montreal dated as of July 22, 2005.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MAGNA ENTERTAINMENT CORP. (Registrant)
by:	/s/ W. THOMAS HODGSON W. Thomas Hodgson President and Chief Executive Officer
by:	/s/ BLAKE TOHANA Blake Tohana Executive Vice-President and Chief Financial Officer

Date: November 9, 2005

QuickLinks

MAGNA ENTERTAINMENT CORP. I N D E X
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS [Unaudited] [U.S. dollars in thousands, except per share figures]
MAGNA ENTERTAINMENT CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [Unaudited] [U.S. dollars in thousands]
MAGNA ENTERTAINMENT CORP. CONSOLIDATED BALANCE SHEETS [Unaudited] [U.S. dollars and share amounts in thousands]
MAGNA ENTERTAINMENT CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS [Unaudited] [all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures]
SIGNATURES