Form 10-K
period 2005-12-31
MAGNA ENTERTAINMENT CORP
filed 2006-03-16
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one). Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $213,718,093 (based on the closing sale price of $5.64 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on June 30, 2005, the last day of the registrant's most recently completed second quarter). As of June 30, 2005, non-affiliates held no shares of Class B Stock. There is no active market for such stock.

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 8, 2006 was 48,921,259.

The number of shares of Class B Stock of the registrant outstanding as of March 8, 2006 was 58,466,056.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement (our "Proxy Statement") to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2005 are incorporated by reference in Part II, Item 5 and Part III of this Annual Report to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report, the documents incorporated by reference are not deemed to be filed as part hereof.

Part I
Item 1. Business

Available Information

        We file Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        We maintain a website that contains information about us, none of which is incorporated by reference in, or shall be deemed included in, this Annual Report. It is accessible at www.magnaentertainment.com. Through our website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings we make with the SEC as soon as reasonably practicable after filing. Filing accessibility in this manner includes this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC. Information contained in or otherwise accessed through the registrant's website does not form part of this Annual Report. Any reference to our website is an inactive textual reference only.

        In this Annual Report, when we use the terms "we", "us", "our", "MEC" and the "Company", we are referring to Magna Entertainment Corp., the Registrant, and its subsidiaries, unless the context otherwise requires. In this Annual Report, unless stated otherwise, all references to "$" are to U.S. dollars and all references to "Cdn. $" are to Canadian dollars.

Special Note Regarding Forward-Looking Information

        This Annual Report, including "Management's Discussion and Analysis of Results of Financial Condition and Results of Operations" in Item 7, contains "forward-looking statements" within the meaning of applicable securities legislation, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: our strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management's good faith assumptions and analyses made in the light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company's control, that could cause actual events or results to differ materially from such forward-looking statements.

        Important factors that could cause such differences include, but are not limited to, the factors discussed below under "Risk Factors" and our subsequent public filings.

        Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

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

OUR BUSINESS

        We own and operate horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon and Ebreichsdorf, Austria. Based on revenues, we are North America's number one owner and operator of horse racetracks and we are one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter- track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. In October 2005, we completed the sale of our interest in Flamboro Downs, a standardbred racetrack in Ontario, Canada, and in September 2005, we completed the sale of our interest in the Maryland-Virginia Racing Circuit, Inc. ("MVRC"), which managed the operations of Colonial Downs, a thoroughbred and standardbred racetrack. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives". On December 31, 2004, we ceased operations at Bay Meadows, near San Francisco, and Multnomah Greyhound Park, in Oregon, as these were operations in leased facilities and the leases were not renewed for 2005. In addition, we operate off-track betting ("OTB") facilities, a U.S. national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai, and a European-based account wagering business known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 12 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct-to-home satellite, to paying subscribers. In 2004, we launched RaceONTV™ in Europe to distribute North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        We distribute our live racing content to approximately 1,000 off-track and inter-track venues, including other racetracks, OTB facilities and casinos in the United States, Canada, Mexico, South America, the Caribbean, the United Kingdom, Ireland, Germany and Austria. We intend to expand the distribution of this content in these markets and, to the extent permitted by various regulatory regimes, in additional markets, particularly emerging electronic media-based markets, such as wagering via interactive television and the Internet.

        Since December 1998, we have acquired six large racetrack operations in North America: Santa Anita Park near Los Angeles, Gulfstream Park near Miami, Golden Gate Fields near San Francisco, Lone Star Park at Grand Prairie near Dallas, and The Maryland Jockey Club, which operates Laurel Park, situated between Washington, D.C. and Baltimore, and Pimlico Race Course in Baltimore, home of the Preakness Stakes®, the middle jewel in thoroughbred racing's Triple Crown. We have also acquired the racetrack operations of The Meadows near Pittsburgh, Thistledown near Cleveland, Remington Park in Oklahoma City, Great Lakes Downs in Muskegon, Michigan, Portland Meadows near Portland, Oregon and our newest racetrack, Magna Racino™, which we built near Vienna, Austria. These acquisitions have enabled us to secure the ownership rights to what we believe is some of the highest quality and most popular live horse racing content in North America, based on standard industry measures, such as total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the aggregation of this high-quality content, combined with a strong branding strategy and the introduction of new media distribution technologies, will enhance the distribution of our content and help us develop new sources of revenues.

        We own all the land on which these racetracks are located, with the exception of Great Lakes Downs, Lone Star Park at Grand Prairie, Remington Park and Portland Meadows (in which we own a minority interest in the land).

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. In November 2005, we announced that we had entered into an agreement to sell our residential development property in the United States and the proposed sale was subject to the completion of due diligence by the purchaser by February 28, 2006 and a closing by March 30, 2006. The agreement was amended on February 27, 2006 extending the due diligence completion date to March 15, 2006. On March 15, 2006 we further amended the agreement by extending the due diligence completion date to April 3, 2006 and the closing date to April 28, 2006. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. concerning the proposed development of "The Village at Gulfstream Park™", a mixed-use retail, entertainment and residential project on a portion of the Gulfstream Park Property. Please see "Our Properties — Gulfstream Park" below. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining non-core real estate (which had a book value of $2.5 million as of December 31, 2005) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business. See "Our Real Estate Portfolio" below.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals ("VLTs") and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. In July 2004, legislation was enacted in Pennsylvania that entitles The Meadows to apply for a license to operate between 1,500 and 3,000 slot machines, subject to future expansion of up to 2,000 additional slot machines upon certain conditions being met. In December 2005, The Meadows filed a Conditional/Category 1 gaming license application with the Pennsylvania Gaming Control Board. In addition, alternative gaming legislation has passed in Florida and an initiative is currently underway to implement legislation governing slot machine operations at certain pari-mutuel facilities in Broward County, Florida. In Florida, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. A referendum was held in Broward County, where Gulfstream Park is located, on March 8, 2005 and the authorization of slot machines in the county was approved. On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutel facilities that have conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law. The Division of Pari-mutuel Wagering will oversee the conduct of slot machine operations and will be required to develop the governing rules and regulations by July 2006, failing which the facilities will be entitled to operate pursuant to temporary licenses. We are working closely with State and Division officials and with Gulfstream Park's horsemen and breeders to pursue the remaining steps to implementation of slot machine gaming at Gulfstream Park and, provided that we are able to obtain adequate funding and are able to reach agreements with the horsemen and breeders, we expect to be operational by the summer of 2006. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives". Under new legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the current maximum permitted by the legislation at Remington Park. See "Government Regulation — Alternative Gaming — Oklahoma" below.

        In July 2005 we announced that as part of our strategic plan, our Board of Directors approved a Recapitalization Plan which is intended to recapitalize our balance sheet over the following 12 months through the sale of certain non-strategic assets, with proceeds realized from those asset sales being applied to reduce debt. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

        In November 2005, we entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc. ("WTA"), Mountain Laurel Racing, Inc. ("MLR") and MEC Pennsylvania Racing, Inc. ("PAR"), each wholly-owned subsidiaries of ours. WTA, MLR and PAR are the entities through which we currently own and operate The Meadows (the "Meadows Entities"). The sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by WTA of a Conditional/Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay us $225 million, subject to a $39 million holdback, and we will continue to manage racing operations at The Meadows on behalf of Millenium-Oaktree pursuant to a minimum 5-year racing services agreement.

        In February 2006, we announced the formation of PariMax, Inc. ("PariMax"), a new company to oversee the development of our various electronic distribution platforms, including XpressBet®, HRTV™, MagnaBet™, RaceONTV™ and our 30% stake in AmTote. See "PariMax" below.

        In March 2006, we announced that our Board of Directors initiated a search for a new chief executive officer. Tom Hodgson, our current President and CEO, joined us in early 2005 to develop and implement our Recapitalization Plan. Under his leadership, the Recapitalization Plan was substantially completed. A search will be conducted by our Corporate Governance and Compensation Committee, in conjunction with an executive search firm, to find a new CEO with in-depth knowledge and experience in the horseracing and gaming industry. Mr. Hodgson will leave his positions with us and step down from our Board of Directors at the end of March, at which time Frank Stronach, our Chairman, will assume the role of Interim Chief Executive Officer.

        Please see our financial statements beginning on page 88 for financial information concerning our business and segments, including a geographic breakdown of revenues and information concerning long-lived assets.

Our Strategy

        Since our inception in 1998, we have experienced significant growth through a strategic acquisition and capital investment program. We intend to grow and develop our business further by:

Further Developing Our In-Home Simulcasting and Wagering Services

        In order to advance efforts to increase our overall customer base we recently formed PariMax. PariMax business units aggregate content from both MEC and non-MEC racetracks, creating economies of scale as we repackage and deliver this content in compelling formats to various customer segments. We believe this approach can enable us to cost-effectively present live horse racing action to an increasing number of locations for an increasing number of hours per week, thus growing our reach to new customers and growing frequency among existing customers. This growth would benefit PariMax, MEC-owned tracks, and non-MEC tracks, which elect to utilize PariMax services. For the domestic, in-home wagering market, these services include XpressBet®, which offers account wagering on over 100 North American racetracks via the Internet and by telephone. XpressBet® is complemented by HorseRacing TV™, our specialty television network focused on horse racing. HRTV™ is distributed to more than 12 million cable and satellite television subscribers and enables fans to watch live racing content from all over the United States, as well as Australia, Hong Kong and Great Britain. We believe that broad television distribution will help increase future interest in horse racing and attract additional wagering customers. At present, HorseRacing TV™ is carried on cable in 18 states and is available nationally on Dish Network™ as well as RTN. In an effort to broaden the audience, reach and appeal of horse racing and wagering thereon, we are pursuing carriage agreements with additional cable and satellite operators to achieve expanded distribution of HorseRacing TV™ in North America.

        Our strategy is to focus on the development of complete wagering solutions and concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide. For distribution partners, RaceONTV™ will provide simulcasting and wagering solutions for betting shops internationally. AmTote will continue to provide a variety of wagering interfaces and connectivity products for racetracks, OTBs, and account wagering providers, both domestically and abroad. For consumers, XpressBet® and MagnaBet™ will be PariMax's account wagering platforms, which provide video streaming and wagering opportunities to an increasingly international customer base. Consumers will be further served by PariMax supported television channels, including HRTV™ in the United States, Racing World in the United Kingdom and Ireland (a planned joint venture between MEC, Churchill Downs Inc. ("CDI"), and Racing UK) and PremiereWin (a MEC television partner) in central Europe.

Entering New Markets

        PariMax will oversee the development of new markets for MEC around the world. We currently distribute our content to inter-track and off-track venues in the United States, Canada, Mexico, South America, the Caribbean, the United Kingdom, Ireland, Germany and Austria. Most of our international expansion in 2005 was driven by organizations now under PariMax oversight. MagnaBet™ entered a partnership in Europe with leading German-language sports broadcaster Premiere. This led to the introduction of PremiereWin, a horse racing focused television channel featuring U.S. racing content in the evening hours. In support of the PremiereWin broadcast, MagnaBet™ developed two web sites, Race Is On and Pferde Profi, which delivered MagnaBet™'s account wagering services to the target audience of PremiereWin television viewers in Germany and Austria. These platforms generated significant revenue growth for MagnaBet™ in 2005. RaceONTV™ continued to offer a North American racing-driven, simulcast distribution service to customers in Austria, Germany and Peru during 2005.

        Our international strategy in 2005 was particularly focused on the British market, and that focus led to several recent developments. For the in-home market, in January 2006, we entered into a memorandum of understanding with CDI and Racing UK, a media rights company and subscription television channel owned by thirty-one leading British racecourses, to develop a new subscription television channel called "Racing World" to broadcast our racing content and CDI racing content, as well as content from other North American and international racetracks, into the United Kingdom and Ireland. Additionally, Racing World will be the exclusive distributor of MEC and CDI wagering rights to the in-home market, and will also aggregate other U.S. tracks for distribution. To aid in its penetration of the competitive British home wagering market, our subsidiary XpressBet, Inc. has joined with The Betting Site Limited, a joint venture between Racing UK and The Racing Post, to provide its wagering services through a newly developed integrated betting interface appearing on The Betting Site (www.thebettingsite.co.uk). This new service launched in March 2006 when Racing World launched on the Sky platform in the U.K. and Ireland.

        In the more traditional, licensed betting office market, RaceONTV™ has launched a service with Ladbrokes which provides U.S. horse racing to the new Ladbrokes Xtra service in Britain and Ireland. Ladbrokes Xtra currently serves several hundred Ladbrokes shops, and we expect it to roll out to all of Ladbrokes over 2000 licensed betting offices over the course of 2006. We believe the British and Irish markets have great potential for evening distribution of U.S. product, and our strategy is to continue to explore partnerships that allow us to strategically and cost-effectively deploy in these markets. We also believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our international distribution network.

Improving the Quality of the Entertainment Experience and Facilities at Certain of Our Racetracks

        In order to increase our customer base, we intend to improve the quality of the entertainment experience at our racetracks by offering a variety of experiences with horse racing as the feature attraction. In pursuit of this strategy, we have begun and intend to continue to redevelop and modernize various of our facilities. In 2004, we commenced the redevelopment of Gulfstream Park, located just outside Miami, Florida. This redevelopment has included the construction of new wider and longer racing surfaces, which allows Gulfstream Park to run a longer live racing season and offer larger field sizes as well as a new grandstand/entertainment facility, each of which we expect to result in greater attendance and handle. In January 2006, the new Gulfstream Park opened for the 2006 winter meet. The redeveloped Gulfstream Park offers customers a number of different dining options and, when fully completed, will improve the quality of the entertainment experience.

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

Adding Alternative Gaming, if Permitted, at Certain of Our Racetracks

        In order to broaden our market appeal and thereby increase attendance and revenues, we intend to pursue alternative gaming opportunities, where available. Alternative gaming legislation that authorizes slot machines, video lottery terminals (VLTs) or electronic gaming at certain designated locations has been approved in Oklahoma, where our racetrack Remington Park is located, in Pennsylvania, where our racetrack The Meadows is located and Broward County, Florida, where our Gulfstream Park racetrack is located. Under new legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. We have obtained the licenses and built the necessary facilities to operate electronic gaming at Remington Park and in November 2005, we opened a gaming facility with 650 electronic gaming machines, the current maximum permitted by the legislation at Remington Park. See "Government Regulation — Alternative Gaming — Oklahoma" below.

        The Meadows, in Pennsylvania, is subject to a share purchase agreement providing for the acquisition by PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree") of all of the outstanding shares of certain wholly-owned subsidiaries through which we currently own and operate The Meadows (see "Our Content — The Meadows"). License applications have been submitted and discussions are ongoing with the purchasers with respect to a construction program for The Meadows slot machines.

        In Florida, we intend to apply for a slot machine operator license and complete construction to allow for slot machine operations as soon as possible in anticipation of operating 1,500 slot machines at Gulfstream Park in the second half of 2006. Alternative gaming legislation is also being seriously considered in other states in which we operate pari-mutuel facilities and if such legislation is approved, we would expect to apply for the applicable licenses and build the necessary facilities as soon as practicable.

Developing Our Significant Real Estate Assets

        We have a significant portfolio of high quality real estate located in densely populated urban markets. Included in this real estate portfolio is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Golden Gate Fields, Lone Star Park at Grand Prairie, Laurel Park and Magna Racino™. We are considering a variety of options with respect to this land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing. In pursuit of this strategy, we have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. concerning the proposed development of a combined retail and entertainment development called "The Village at Gulfstream Park™" featuring the Gulfstream Park race track as its cornerstone entertainment feature. We have also entered into a letter of intent with Caruso Affiliate Holdings to explore the possibility of joint ventures to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks into retail and entertainment venues.

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

Intellectual Property Management

        In order to improve the utilization of our investment in the quality racing content being generated from our premier racing facilities and our partnerships with others who are owners of premier racing facilities, we are undertaking an organized approach to intellectual property management. Our intellectual property ranges from ownership of racing content and the pari-mutuel racing event that is determined by the race outcome, to the techniques and technology used to process wagers placed on the pari-mutuel racing event. In recent years we have focused on the creation of alternative pari-mutuel wagering solutions, new wager types that use existing pari-mutuel wagering solutions and exploration in the development of wagers for non traditional pari-mutuel wagering events. Acquisition of intellectual property has and will continue to include in-house research and development and the purchasing of intellectual property developed outside of the company. Our intellectual property management includes the filing of patents, regular review of patents filed and awarded, review of the competitive landscape and review of the legislative landscape nationally and internationally.

Our History

        We were incorporated in Delaware on March 4, 1999. In November 1999, Magna International Inc., our original parent company and one of the most diversified automotive parts suppliers in the world, completed a reorganization of its corporate structure, under which Magna International Inc.'s non-automotive businesses and certain real estate assets were transferred to us. As part of this reorganization, our capital structure was amended to establish two classes of stock: Class A Subordinate Voting Stock, with one vote per share, and Class B Stock, with 20 votes per share.

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

        On August 19, 2003, the shareholders of Magna International Inc. approved the spin off of its wholly-owned subsidiary, MI Developments Inc. As a result of the spin-off transaction, MI Developments Inc. acquired Magna International Inc.'s controlling interest in MEC. MI Developments Inc. is a real estate operating company engaged in the ownership, development, management, leasing, acquisition and expansion of industrial and commercial real estate properties located in Canada, Europe, the United States and Mexico. Virtually all of MI Development Inc.'s income-producing properties are under long-term leases to Magna International Inc. and its subsidiaries.

        As of March 8, 2006, MI Developments Inc. owns, directly or indirectly, all of our outstanding Class B Stock and 4,362,328 shares of our Class A Subordinate Voting Stock. As a result, MI Developments Inc. is able to exercise approximately 96% of the total voting power attached to all of our outstanding stock, and therefore is able to elect all our directors and to control us. Each company has its own board of directors and management team, although we share the same Chairman and Vice-Chairman. In addition, our Board of Directors has established a committee of independent directors to whom they have delegated the responsibility of reviewing any proposed related party transactions, including any proposed transactions between us and MI Developments Inc. or between us and our original parent company, Magna International Inc. Sales or a spin-off or other distribution of our stock by MI Development Inc. or by certain of our other significant stockholders under our registration statements could depress our stock price. See "Risk Factors — Risks Relating to Our Securities".

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

Recent History

        Over the past twenty years live attendance at horse racetracks in the United States has declined substantially due to a number of factors, including the growth in off-track and account wagering; increased competition from other forms of gaming and leisure entertainment; the attrition of the racing industry's traditional customer base; the lack of, or deterioration in, the quality of live racing events at many racetracks; and the inability of racetrack operators to broaden the appeal of wagering on horse racing. Declines in live attendance have resulted in an overall decline in the amount of money wagered on-track on horse racing, which has exacerbated the problem of producing high-quality live wagering events and in developing entertaining racetrack facilities.

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

        The early 1990's also saw the advent of a form of pari-mutuel and non-pari-mutuel wagering termed account wagering. Account wagering allows subscribers to establish wagering accounts and utilize various interactive platforms, such as the telephone, the Internet and interactive television, to transmit their wagering information to a designated account wagering operator, which then places wagers on the subscribers' behalf. Account wagering has grown steadily as a convenient and popular wagering option, for both pari-mutuel and non-pari-mutuel bettors alike. The rising popularity of account wagering serves as both an opportunity for the pari-mutuel wagering industry to further expand revenues and a challenge to prevent this new wagering platform from further eroding on-track attendance and wagering.

The Growth in Off-track and Inter-track Wagering

        Pari-mutuel wagering on thoroughbred horse racing in the United States increased from $10.4 billion in 1995 to $15.2 billion in 2003, before receding to $14.6 billion in 2005, according to The Jockey Club. This increase from 1995 resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 47% from $8.7 billion in 1996 to $12.8 billion in 2005. The decrease during the last two years results primarily from an increase in the number of wagering options available to the general public, including lotteries, casinos and poker. This increased competition is both from on-line options and more traditional bricks and mortar establishments. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Total Handle	$10.429	$11.627	$12.542	$13.115	$13.724	$14.321	$14.550	$15.062	$15.180	$15.099	$14.561
On-Track Handle	*	$2.944	$2.703	$2.498	$2.359	$2.270	$2.112	$2.029	$1.902	$1.860	$1.741
Off-Track Handle	*	$8.683	$9.839	$10.617	$11.365	$12.051	$12.438	$13.033	$13.278	$13.239	$12.819

*
Not available

Source: Equibase Company LLC; The Jockey Club.

        Simulcasting is the process of transmitting the audio and video signal of a live racing performance, referred to as the content, from one facility to other locations or venues where wagering on such content is permitted. Simulcast wagering provides racetracks with the opportunity to increase revenues by exporting their live racing content to as many wagering locations as possible, such as other racetracks, OTB facilities and casinos, and by importing racing content and wagering opportunities from other racetracks. Account wagering is a form of off-track wagering whereby the betting customer establishes a wagering account with an established account wagering provider. The account wagering subscriber uses the balance in the wagering account to fund wagers processed on the subscriber's behalf by the account wagering provider. Since its inception, account wagering has gained a growing percentage of the dollars wagered through off-track wagering operators. Account wagering is conducted both by operators based and licensed in the United States, such as our subsidiary, XpressBet, Inc. and by operators located outside the United States.

        Revenues have increased because simulcast wagering, including account wagering, provides racetracks that export their live content with additional customers in multiple locations who would not have otherwise been able to place wagers on the live racing event. Similarly, simulcast wagering provides operators of wagering venues who import content from other racetracks with more product upon which their customers can place wagers. Providers of live racing content who export their content to other venues generally charge these venues a percentage of all monies wagered on their content, while operators of pari-mutuel wagering venues that import racing content retain a pre-determined percentage of all amounts wagered at their facility on the imported content. Because the competition for time slots is relatively intense, the growth of simulcast wagering has been particularly beneficial to the operators of premier racetracks, which tend to offer higher quality racing, with larger fields and higher purses. Conversely, operators of smaller or lesser quality racetracks have historically benefited less from export simulcasting of their content, due to a lack of demand for their content. Part of our strategy involves efforts to broaden the distribution of, and demand for, the racing content from our smaller tracks. We are pursuing strategies, such as the formation of PariMax, to benefit from this revenue growth opportunity while at the same time exploring ways to minimize the potential negative effects often associated with non-U.S. companies placing wagers on behalf of U.S. citizens.

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

Our Content

        Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields is near San Francisco, Lone Star Park at Grand Prairie is near Dallas, Pimlico Race Course is in Baltimore, Laurel Park is between Washington, D.C. and Baltimore, The Meadows is near Pittsburgh, Thistledown is near Cleveland, Remington Park is in Oklahoma City, Great Lakes Downs is in Muskegon, Michigan, and Portland Meadows is near Portland, Oregon. Maroñas, a racetrack to which we provide management services, is in Montevideo, Uruguay. Our newest racetrack, Magna Racino™, is located near Vienna, Austria.

2006 Racing Schedule

        As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

RACETRACK	SCHEDULED RACING MEETS
Santa Anita Park	December 26, 2005 - April 23, 2006 and September 27, 2006 - October 29, 2006
Gulfstream Park	January 4, 2006 - April 23, 2006
Golden Gate Fields	February 8, 2006 - May 7, 2006, August 24, 2006 - October 15, 2006
Laurel Park	December 26, 2005 - April 15, 2006, September 8, 2006 - December 31, 2006
Lone Star Park at Grand Prairie	April 13, 2006 - July 23, 2006 and October 6, 2006 - December 2, 2006
Pimlico Race Course	April 22, 2006 - June 10, 2006
The Meadows	January 3, 2006 - December 30, 2006
Thistledown	April 14, 2006 - November 27, 2006
Remington Park	March 10, 2006 - June 4, 2006 and August 4, 2006 - November 28, 2006
Portland Meadows	January 1, 2006 - May 7, 2006 and October 22, 2006 - December 31, 2006
Great Lakes Downs	May 6, 2006 - October 31, 2006
Magna Racino™	March 12, 2006 - December 3, 2006

Our Properties

        Set forth below is a description of certain of our properties.

Santa Anita Park

        Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Approximately 10.9 million people are located within a 30-mile radius of Santa Anita Park.

        Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until the end of April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for five to six weeks each fall. Pursuant to this lease, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park was the site of the Breeders' Cup™ World Thoroughbred Championships in 2003 during The Oak Tree Meet. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 110 to 116 racing days each year (including The Oak Tree Meet). Average daily attendance in 2005 was approximately 8,200 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

        Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2005, approximately $1.250 billion, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races (excluding wagers placed in Northern California and via account wagering systems licensed to operate in California), and wagers made at Santa Anita Park and its inter-track facilities on imported races. Wagers on Santa Anita Park's races (including The Oak Tree Meet and all venues at which wagers were placed) totaled approximately $846.7 million in 2005. Of this amount, approximately $694.6 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

        Santa Anita Park's facilities include a large art deco-style grandstand structure with seating for approximately 19,000 customers, as well as standing room for additional customers, a one-mile oval dirt track as well as a 7/8-mile turf course, stalls for approximately 2,000 horses and parking facilities sufficient to accommodate approximately 17,000 cars.

        In January 2004, we completed certain renovation and improvement projects that included the opening of Sirona's™, a 25,000 square foot sports bar and restaurant located across from the walking ring. Sirona's™ operates year-round from an open-air terrace overlooking a seven acre garden paddock. After-race activities feature a weekly musical concert from its garden stage. Other enhancements include two new customer convenient food service facilities in our front garden, eight high definition video projection systems in our major betting halls, two LED screens flanking our walking ring, and the extensive landscaping and lighting of our main entry and south parking lot.

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

        In April 2004, we signed a letter of intent to explore the possibility of joint ventures between Caruso Affiliate Holdings and various MEC affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields. We are continuing to explore these developmental opportunities but we have not yet entered into definitive agreements regarding either of these potential developments. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

Gulfstream Park

        Gulfstream Park is located on approximately 255 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

        Gulfstream Park opened in 1939 and for many years, ending in 2001, the annual meet at Gulfstream Park lasted for approximately 63 days between January and March. Beginning in 2002, Gulfstream Park was granted approval to run its meet for approximately 90 days between January and April. The Breeders' Cup™, one of the preeminent series of races in the United States, was held at Gulfstream Park in 1989, 1992 and 1999. In 2005, Gulfstream Park's race meet was conducted out of temporary facilities and average daily attendance was approximately 5,100 customers per live racing day.

        The redevelopment of Gulfstream Park, which commenced in 2004, continued through 2005. As a result of the redevelopment, the 2005 Gulfstream meet was run from temporary facilities and therefore, 2005 attendance and on-track handle decreased compared to previous years. In the fourth quarter of 2004, significant modifications and enhancements to Gulfstream Park's racing surfaces were completed and a new dirt and turf racetrack, featuring a 1 1/8-mile main track and one-mile turf course were opened. The project also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. Gulfstream Park opened for its 2006 live race meet on January 4, 2006. Racing and patron areas were sufficiently complete to open the meet. Construction is ongoing and best efforts are being made to complete the facility as soon as possible and minimize interference with the 2006 live race meet. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

        Gulfstream Park had total handle during 2005 of approximately $797.4 million, which includes wagers made at Gulfstream Park on its races, wagers made on Gulfstream Park races at other wagering venues and through various account wagering operations, and wagers made at Gulfstream Park on races imported to its inter-track facility. Wagers on Gulfstream Park's races totaled approximately $670.7 million in 2005. Of this amount, approximately $615.3 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's signal and through various account wagering operations.

        In May 2005, we entered into a Limited Liability Company Agreement with Forest City concerning the planned development of The Village at Gulfstream Park™. The proposed first phase of The Village at Gulfstream Park™ is an innovative integration of a state-of-the-art lifestyle shopping and entertainment environment with Gulfstream Park that is expected to incorporate approximately 400,000 square feet of lifestyle retail shops, restaurants, cinema and entertainment facilities, including some of the most unique and sought-after national and local tenants. The proposed second phase of the Village at Gulfstream Park™ is to incorporate a unique residential village overlooking the picturesque Gulfstream Park racetrack, Florida's inner-coastal waterway and the Atlantic Ocean beyond. Future phases also anticipate a hotel and commercial office space. Under the Limited Liability Company Agreement, Forest City will manage the development of The Village at Gulfstream Park™, secure financing for the project and act as the property manager. Each of Forest City and MEC will hold a 50% interest in the joint venture, which will lease the land underlying the retail project on a long-term basis from MEC. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

        On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutel facilities that have conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law. The Division of Pari-mutuel Wagering will oversee the conduct of slot machine operations and will be required to develop the governing rules and regulations by July 2006, failing which the facilities will be entitled to operate pursuant to temporary licenses. We are working closely with State and Division officials and with Gulfstream Park's horsemen and breeders to pursue the remaining steps to implementation of slot machine gaming at Gulfstream Park and, provided that we are able to obtain adequate funding and are able to reach agreements with the horsemen and breeders, we expect to have slot machines operating during 2006. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

Golden Gate Fields

        Golden Gate Fields is located on approximately 154 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately 5.2 million people within a 40-mile radius of Golden Gate Fields. In December 2003, we closed the sale of approximately 16 acres of excess real estate located at Golden Gate Fields, located on the Berkeley side of the property, to the East Bay Regional Park District (see "— Our Real Estate Portfolio" below).

        Golden Gate Fields' racing season lasts for approximately 105 racing days. The season is split throughout the year and has varied for the last few years. Due to the change of dates in 2005, we only ran 96 days in 2005. Average daily attendance in 2005 was approximately 2,400 customers per live racing day.

        Golden Gate Fields had total handle during 2005 of approximately $457.6 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering systems on Golden Gate Fields' races (excluding wagers placed in Southern California, and wagers placed via advanced deposit wagering systems licensed to operate in California) and wagers made at Golden Gate Fields and its inter-track facilities on imported races. Wagers on Golden Gate Fields' races totaled approximately $257.2 million in 2005. Of this amount, approximately $231.6 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported from other racetracks.

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

        In April 2004, we signed a letter of intent to explore the possibility of joint ventures between Caruso Affiliate Holdings and various MEC affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields. We are continuing to explore these developmental opportunities but we have not yet entered into definitive agreements regarding either of these potential developments. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

Laurel Park

        On November 27, 2002, we acquired a controlling interest in The Maryland Jockey Club, which owns and operates Laurel Park and Pimlico Race Course. Laurel Park, which first appeared on the racing scene in 1911, is located on approximately 236 acres of land in Laurel, Maryland, between Washington, D.C. and Baltimore. There are approximately 6.6 million people living within a 40-mile radius of Laurel Park.

        Laurel Park's racing season in 2005 was 135 days compared to 58 racing days in 2004. There were less live racing dates in 2004 due to the redevelopment of Laurel Park's racing surfaces. Live thoroughbred racing is generally conducted at Laurel Park from September to mid-April, when Pimlico opens for its spring meet. Average daily attendance at Laurel Park in 2005 was approximately 3,300 customers per live racing day.

        Laurel Park's handle was approximately $441.8 million in 2005, including wagers made at Laurel Park on its races, wagers made at other wagering venues and through various account wagering operations on Laurel Park's races, and wagers made at Laurel Park on imported races. Wagers on Laurel Park's races totaled approximately $295.4 million in 2005. Of this amount, approximately $271.6 million in wagers were placed at other wagering venues to which we exported Laurel Park's signal via simulcast and through various account wagering operations.

        Laurel Park's facilities include a grandstand with seating for approximately 5,200 customers, a new 1 1/8-mile dirt track with a seven and one half-furlong chute which opened in January 2005, and a new 7/8-mile turf course which opened in September 2005. Laurel Park has stalls for approximately 1,000 horses and parking facilities sufficient to accommodate approximately 8,000 cars.

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

        Lone Star Park is one of the newest horse racing facilities in the United States, having opened for live thoroughbred and quarter horse racing in 1997. Lone Star Park's thoroughbred meet generally commences each year in early April and continues through mid-July. Its quarter horse meet generally commences each year in early October and continues through November. Average daily attendance during the 2005 spring thoroughbred meet was approximately 7,000 customers per live race day and 3,200 customers during the fall quarter horse meet. In addition to its live racing facilities, Lone Star Park contains a state-of-the-art 36,000 square foot simulcast pavilion, which operates year-round.

        Lone Star Park had total handle during 2005 of approximately $333.5 million, which includes wagers made at Lone Star Park on its races, wagers made on Lone Star Park races at other wagering venues and through various account wagering operations, and wagers made at Lone Star Park on races imported to its inter-track facility. Wagers on Lone Star Park's races totaled approximately $165.5 million in 2005. Of this amount, approximately $129.5 million in wagers were placed at other wagering venues to which we exported Lone Star Park's signal and through various account wagering operations.

        Lone Star Park's facilities include a grandstand with seating for approximately 10,000 customers, a one-mile dirt track, a 7/8-mile turf track, stalls for approximately 1,600 horses and parking facilities sufficient to accommodate approximately 10,000 cars. In addition to its grandstand, clubhouse and turf club seating, Lone Star Park has two floors of luxury suites. Lone Star Park's simulcast pavilion can also accommodate approximately 2,100 customers.

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

        The Preakness Stakes® dates back to 1873, two years before the first Kentucky Derby was run. Since 1909, the Preakness Stakes® has been run annually at Pimlico without interruption and this year's race, on May 20, 2006, will mark the 131st edition of this sporting classic. Past winners of the Preakness Stakes® include legendary race horses such as Man o' War, Citation, Secretariat, Seattle Slew and Affirmed.

        The racing season at Pimlico generally consists of approximately 60 racing days in a Spring meet, between early April and mid-June. Historically, after its Summer meet, racing would resume at Laurel Park in September and run through December. The Spring meet features 10 graded stakes races, including the middle jewel of thoroughbred racing's Triple Crown, the Preakness Stakes®, which is run annually on the third Saturday in May. Average daily attendance in 2005 was approximately 3,500 customers per live racing day.

        Pimlico's handle was approximately $305.2 million in 2005, including wagers made at Pimlico on its races, wagers made at other wagering venues and through various account wagering operations on Pimlico's races, and wagers made at Pimlico on imported races. Wagers on Pimlico's races totaled approximately $203.8 million in 2005. Of this amount, approximately $188.4 million in wagers were placed at other wagering venues to which its signal was exported via simulcast and through various account wagering operations.

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

        The Meadows and its associated OTB facilities generated approximately $247.9 million in handle in 2005, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated OTB facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totaled approximately $110.1 million in 2005. Of this amount, approximately $103.8 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 240 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

        In July 2004, legislation was enacted in Pennsylvania that entitles The Meadows to apply for a license to operate between 1,500 and 3,000 slot machines, subject to future expansion of up to 2,000 additional slot machines upon certain conditions being met. The Meadows filed a Conditional/Category 1 gaming license application with the Pennsylvania Gaming Control Board in December 2005.

        In November 2005, we entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc. ("WTA"), Mountain Laurel Racing, Inc. ("MLR") and MEC Pennsylvania Racing, Inc. ("PAR"), each wholly-owned subsidiaries of ours. WTA, MLR and PAR are the entities through which we currently own and operate The Meadows (the "Meadows Entities"). The sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by WTA of a Conditional/Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay us $225 million, subject to a hold-back amount of $39 million, and we will continue to manage racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum 5-year racing services agreement.

Thistledown

        Thistledown is located on approximately 128 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. There are approximately 3.0 million people living within a 40-mile radius of Thistledown.

        Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 185 racing days between April and November. Thistledown hosts the Summit, Thistledown, Randall and Cranwood meets. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio.

        Thistledown's handle was approximately $234.0 million in 2005, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Wagers on Thistledown's races (including all venues at which wagers were placed) totaled approximately $143.2 million in 2005. Of this amount, approximately $121.4 million in wagers were placed at other wagering venues to which we exported Thistledown's races via simulcast and through various account wagering operations. Thistledown exports its simulcast signal to as many as 700 off-track and inter-track wagering facilities in the United States. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

        Thistledown's facilities include a grandstand with seating for approximately 8,000 customers, a 600 seat tiered dining room, a 200 seat private party suite, a luxury suite for corporate and group events, a one-mile oval track, stalls for approximately 1,500 horses and parking for approximately 6,000 cars.

Remington Park

        Remington Park is situated on approximately 370 acres adjacent to Interstates 35 and 44 in Oklahoma City, Oklahoma. There are approximately 1.1 million people living within a 40-mile radius of Remington Park.

        In 2005, the racing schedule consisted of two meets totaling 98 days of live racing days, which included a 32 day quarter horse meet from mid-March through early June and a 66 day thoroughbred meet from early August through the end of November 2005. In 2006, Remington Park has been approved for 118 days of live racing, consisting of 50 days of quarter horse racing from mid-March through early June and a 68 day thoroughbred meet from early August through late November.

        Remington Park's handle was approximately $106.5 million in 2005, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated OTB facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $48.1 million in 2005. Of this amount, approximately $41.1 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 500 off-track and inter-track wagering facilities in the United States. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks across the country.

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

        Under new legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the current maximum amount permitted by the legislation at Remington Park. See "Government Regulation — Alternative Gaming — Oklahoma" below. During 2005, the machines generated an average daily net win per unit of $225. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in each of 2008 and 2010. It is anticipated that the gaming facility will significantly improve Remington Park's operating results and contribute to the horse racing industry through increased purses.

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

        Portland Meadows generated approximately $68.9 million in handle during the 2005 calendar year, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races and wagers on imported races at Portland Meadows and OTB facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $18.1 million in 2005. Of this amount, approximately $15.9 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. Portland Meadows exports its simulcast signal to approximately 150 off-track and inter-track wagering facilities in the United States. Throughout the year, Portland Meadows operates as a simulcast wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks.

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

        Great Lakes Downs, which commenced operations in January 1999, offers approximately 100 live racing days beginning in May and ending in early November of each year.

        Great Lakes Downs' handle was approximately $62.6 million in 2005, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on imported races. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $50.8 million in 2005. Of this amount, approximately $48.2 million in wagers were placed at other wagering venues to which we exported Great Lakes Downs' races via simulcast and through various account wagering operations. Great Lakes Downs exports its simulcast signal to approximately 250 off-track and inter-track wagering facilities in the United States. Throughout the year, Great Lakes Downs operates as an inter-track wagering facility where customers can wager on races that are imported to Great Lakes Downs from other racetracks.

        Great Lakes Downs' facilities include a grandstand with seating for approximately 10,000 customers, a 5/8-mile dirt track, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,200 cars.

        On August 24, 2004, we sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million, which bears interest at 5% per annum. We also entered into a lease agreement with Richmond Racing, which gives us the conditional right to continue operating Great Lakes Downs and to conduct thoroughbred race meetings at the racetrack. The lease is for an initial term of five years with an option to renew the lease for up to three additional periods of five years each. We also have an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event we are unsuccessful in obtaining a racetrack license for the proposed Romulus racetrack or in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license. On May 17, 2005, the Michigan Office of Racing Commission granted us the license for the Romulus track.

Magna Racino™

        Our newest racetrack, Magna Racino™ opened on April 4, 2004 and is situated on approximately 650 acres in Ebreichsdorf, just outside Vienna, Austria. There are approximately 2.5 million people living within a 30-mile radius of Magna Racino™. During 2005, Magna Racino™ was visited by over 130,000 guests and held a meet consisting of 45 live racing days between mid-March and late November. In 2006, Magna Racino™ has been approved for 41 days of live racing, between mid-March and early December.

        Magna Racino™ features both thoroughbred and standardbred racing on three different tracks, a 5/8-mile sand track, a one-mile sand track and a one-mile turf course. During 2005, Magna Racino's™ facilities included 61 paddocks, 608 stalls, parking for approximately 2,400 cars, a grandstand that also houses a 150,000 square foot entertainment center, three restaurants, a simulcast center and a sportsbook/gaming facility that opened in September 2004. In March 2006, Magna Racino™ added another 18 paddocks for a total number of 79 paddocks. Magna Racino's™ sportsbook facility is operated by Admiral Sportwetten AG under an agreement that entitles Magna Racino™ to receive a percentage of all wagers placed with Admiral at Magna Racino™. Magna Racino's™ 150 video lottery terminals are operated by the Austrian Lottery, a division of Casinos Austria AG, under an agreement that entitles Magna Racino™ to receive a percentage of the gross profit and recovery of certain costs from the video lottery terminal operations located at Magna Racino™.

        Magna Racino's™ handle was approximately $4.5 million in 2005, including wagers made at Magna Racino™ on its races, wagers made at other wagering venues and through account wagering operations on Magna Racino™ races and wagers made at Magna Racino™ on imported races. Magna Racino™ exports its simulcast signal to various off-track and inter-track wagering facilities in Germany and Austria. Throughout the year, Magna Racino™ operates as an inter-track wagering facility where customers can wager on races that are imported to Magna Racino™ from other racetracks around the world.

Training Centers

Palm Meadows®

        On October 18, 2000, we acquired 481 acres of land in Palm Beach County, Florida for a total purchase price of $22.9 million. The property is located approximately 40 miles north of Gulfstream Park. We have developed Palm Meadows® on this land, a horse boarding and training center, which is operated in conjunction with Gulfstream Park. We believe that Palm Meadows® will help us to continue to attract high-quality horses to Gulfstream Park. We believe that this in turn will allow us to increase both our number of live races and the total amount wagered on our races.

        The facility opened in November 2002 and currently includes a 1 1/8-mile dirt track, a one-mile turf course, stalls for up to 1,440 horses, administrative offices, dormitories, a viewing stand and a 60,000 square foot compost building.

        In November 2005, one of our subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida, entered into an agreement to sell the real property to Toll Bros, Inc., a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale was subject to the completion of due diligence by the purchaser by February 28, 2006 and a closing by March 30, 2006. The agreement was amended on February 27, 2006 extending the due diligence completion date to March 15, 2006. On March 15, 2006 we further amended the agreement by extending the due diligence completion date to April 3, 2006 and the closing date to April 28, 2006.

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

PariMax

        In February 2006, our Board of Directors approved the formation of PariMax, Inc., a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™, MagnaBet™, RaceONTV™ and our 30% stake in AmTote. PariMax will focus on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide. For distribution partners, RaceONTV™ will provide simulcasting and wagering solutions for betting shops internationally. AmTote will continue to provide a variety of wagering interfaces and connectivity products for racetracks, OTBs, and account wagering providers, both domestically and abroad. For consumers, XpressBet® and MagnaBet™ will be PariMax's account wagering platforms, which provide video streaming and wagering opportunities to an increasingly international customer base. Consumers will be further served by PariMax supported television channels, including HRTV™ in the United States, Racing World in the United Kingdom and Ireland (a planned joint venture between MEC, Churchill Downs Inc., and Racing UK) and PremiereWin (a MEC television partner) in central Europe.

XpressBet®

        We offer advance deposit account wagering by telephone and over the Internet through XpressBet®, to customers in certain jurisdictions of the United States and, in connection with Racing World, to customers in the United Kingdom and Ireland, subject to legal and governmental restrictions. See "— Government Regulation" below. Operators of advance deposit account wagering businesses may establish a hub in a state where advance deposit account wagering is expressly permitted, establish accounts into which customers deposit funds through debit or credit cards or by check to fund their wagering, and receive wagering instructions from these customers. Wagers placed on behalf of customers are not allowed to exceed the amounts on deposit in their accounts. Customers of XpressBet® may place wagers either over the telephone with a live teller, over the telephone with a voice-activated automated teller, over the telephone with a touch tone recognition system or through the Internet.

        XpressBet® was developed from the account wagering business operated by The Meadows harness racetrack in Pennsylvania under the trade name Call-A-Bet. Call-A-Bet launched a telephone account wagering business in 1983 for Pennsylvania account holders. In 1995, Call-A-Bet expanded its customer base throughout the United States. We purchased Ladbroke Racing Pennsylvania, Inc., which included The Meadows and Call-A-Bet, in April 2001 and upon obtaining a license to conduct advance deposit account wagering in California in January 2002, re-branded the account wagering company as XpressBet®. Our subsidiary, XpressBet, Inc. is primarily responsible for conducting our account wagering operations. XpressBet, Inc. is currently licensed as a multi-jurisdictional wagering hub in Oregon, where its totalisator hub operations are located. This license permits XpressBet, Inc., to place advance deposit account wagers on behalf of residents in Oregon and other jurisdictions that do not prohibit account wagering. In addition, XpressBet, Inc. has received state-based licenses or racing commission approval in California, Idaho, Maryland, Massachusetts, Virginia and Washington. See "— Government Regulation" below for a further discussion of the regulatory issues that affect our XpressBet® account wagering business.

        Wagering through an XpressBet® account is permitted only after XpressBet® has verified the account holder's identity, address and age and the account has been funded. XpressBet® account holders can wager on over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai. The XpressBet® service provides up-to-the-minute racing information, including live odds and results, race program information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for XpressBet® is the takeout on the handle wagered by its customers through advance deposit wagering accounts. The takeout revenue is reduced by host track fees, purse account funds, source market fees and other operating expenses. For the year ended December 31, 2005, total handle wagered through XpressBet® was approximately $135.1 million.

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

        We launched MagnaBet™ in Austria in September 2004, where its operations are located, and in Germany in December 2004. Wagering through a MagnaBet™ account is permitted only after MagnaBet™ has verified the account holder's identity, address and age and the account has been funded. MagnaBet™ account holders can wager on thoroughbred and harness races at Magna Racino™, on races at Krieau, an Austrian standardbred racetrack opened in 1878, and internationally on over 27 North American thoroughbred and standardbred racetracks. The MagnaBet™ service provides up-to-the-minute racing information, including live odds and results, race program and past performance information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for MagnaBet™ is the takeout on the handle wagered by its customers through advance deposit accounts. The takeout revenue is reduced by host track fees, totalisator purse account funds, source market fees and other operating expenses. For the year ended December 31, 2005, total handle wagered through MagnaBet™ was approximately $11.5 million.

Television Distribution

        We believe that broad television distribution will help increase future interest in the sport of horse racing and attract additional wagering customers. In order to accomplish this goal, we have entered into a number of television distribution initiatives.

HorseRacing TV™

        HorseRacing TV™ is a television network focused on horse racing. HorseRacing TV™ carries horse racing from racetracks located throughout North America as well as commentary and related content, combined into a single signal produced by Santa Anita Park's award-winning television department. In January 2003, we launched HorseRacing TV™ on our first cable television system (Time Warner San Diego) and we have quickly grown the network's distribution to over 12 million cable and satellite subscribers nationally. HorseRacing TV™ has entered into a national distribution agreement with Dish Network™ (Echostar Communications Corp.) that makes HRTV™ available in all 50 U.S. states. Additionally, HorseRacing TV™ has entered into agreements with certain national/regional cable television operators, including Comcast, to make HorseRacing TV™ available via cable distribution in 18 states. HorseRacing TV™ is also available on RTN (see below).

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

RaceONTV™

        We provide broadcast and wagering services under the brand RaceONTV™ to OTBs and racetracks outside the United States, subject to legal and governmental restrictions. RaceONTV™ services include the supply of decoders to receive an encoded satellite channel featuring live horse racing, wagering terminals to allow pari-mutuel wagering into U.S., Austrian, and German racetrack pari-mutuel pools, an internet-based customer service center for downloading racecard information and marketing materials as well as totalisator and wagering pool settlement services.

        RaceONTV™ launched in early 2004 and currently has customers in Austria and Germany. MEC Sport und Entertainment GmbH holds a license issued by the provincial government of Lower Austria which allows it to accept and process pari-mutuel wagers and a license issued by the Austrian Regulatory Authority for Telecommunications and Broadcasting which allows it to broadcast an encoded TV channel via satellite with a European footprint. Services are offered only to OTBs and racetracks with a valid license to accept pari-mutuel wagers in the jurisdictions in which it operates.

        RaceONTV™'s primary source of revenues are the service fees it receives as a percentage of handle generated at its customers' physical locations and rent for decoders and wagering equipment and services. This is reduced by host track fees, totalisator service fees, costs for signal transmission and distribution and other operating expenses.

Racing World

        On January 5, 2006, we entered into a memorandum of understanding with CDI and Racing UK, a media rights company and subscription television channel owned by thirty-one leading British racecourses, to develop a new subscription television channel called "Racing World" to broadcast our racing content and CDI racing content, as well as content from other North American and international racetracks, into the United Kingdom and Ireland.

        In addition, the parties are currently negotiating the terms of a definitive agreement. XpressBet® has been granted the rights to provide, on a non-exclusive basis, account wagering and audio-visual streaming services enabling customers in the United Kingdom and Ireland to wager on the Racing World Content. To this end, XpressBet® has executed a letter of intent with The Betting Site Limited (http://www.thebettingsite.co.uk), a joint venture between Racing UK and The Racing Post, providing for the development of an integrated betting interface enabling UK and Irish customers to open an account with XpressBet®.

Other Television Distribution

        From time to time, we seek exclusive and non-exclusive television distribution agreements with television networks and other distribution outlets to cover horse racing events from our tracks. In 2005 we came to an agreement with NBC to extend its live broadcast of the Preakness until 2010. NBC will also carry the Santa Anita Derby and Florida Derby on one of its networks through 2010, as well as the Sunshine Millions®, which NBC has aired since its inception in 2003. Additionally, HDNet has carried live and tape-delayed, high-definition television coverage of certain horse races from Lone Star Park at Grand Prairie and Santa Anita Park. We continue to seek new outlets for national television coverage of our horse racing content in order to promote the sport of horse racing and attract additional wagering customers to our racetracks and other wagering platforms.

Magna 5 Pick 5™

        In January 2004, we introduced a new Pick 5 wager, the Magna 5™, which offers a guaranteed $500,000 minimum pool every Saturday afternoon during selected periods each year. Sponsored by XpressBet®/HRTV™, the Magna 5™ features five races in the span of about one hour from premier tracks such as Santa Anita Park, Gulfstream Park, Golden Gate Fields and Laurel Park. While the Magna 5™ features races from our tracks, the national wager is offered at pari-mutuel outlets throughout the country. Over ten weeks in 2005, the Magna 5™ drew an average pool of $567,835. In 2004, the Magna 5™ wagering pool averaged $545,275.

Sunshine Millions®

        On January 25, 2003, we launched the Sunshine Millions®, a thoroughbred horse racing event which features California breds and Florida breds in head to head competition. The annual event, which is hosted by Santa Anita Park and Gulfstream Park, consists of eight races, four races at Santa Anita Park and four races at Gulfstream Park, with purses ranging from $250,000 to $1 million per race, for a total of $3.6 million in guaranteed purses.

        California breds won five out of eight races when they competed head to head against Florida breds during the fourth edition of the Sunshine Millions® held on January 28, 2006. This event was covered on a national one and one-half hour NBC broadcast. Overnight ratings for the broadcast secured a four percent share of all televisions in use. All sources handle for Gulfstream Park and Santa Anita Park, together with on-site handle, topped $32 million for the 2006 edition of the Sunshine Millions®.

StreuFex™

        In 2002, we purchased FEX ÖKO Faserverarbeitungs-GMBH ("FOF"), an Austrian company that manufactures and sells StreuFex™, a horse bedding product made from straw that is ground and turned into pellets. With the purchase of FOF, we acquired a StreuFex™ manufacturing plant in Neusied/Zaya, Austria. In 2003, we purchased approximately 80 acres of land in Lumberton, North Carolina on which we have built a StreuFex™ manufacturing facility. The Lumberton facility commenced operations and we introduced StreuFex™ to the North American market in the first quarter of 2004 and currently supplies both Gulfstream Park and Palm Meadows Training Center with horse bedding.

Dixon Downs Development

        On March 3, 2003, we filed an application for various local approvals with the City of Dixon, California relating to the phased development of a destination entertainment and retail complex. The centerpiece of the development would be a thoroughbred horse racing track to be constructed on a 260-acre site in Dixon's Northeast Quadrant, approximately 20 miles from Sacramento. Portions of the proposed site were purchased in 2001 and 2002. The environmental impact analysis of the project has been initiated and the related studies have been prepared. Extensive site visits by city officials to other of our racetracks occurred in 2005. Several public information sessions were conducted by the City of Dixon during 2005. We expect to complete the environmental review of the project, the negotiations with the City of Dixon regarding the terms of development and the necessary public hearings by mid-2006.

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

        On May 17, 2005, The Office of Racing Commissioner (Michigan) issued an order awarding a racetrack license to our subsidiary, Michigan Racing, Inc., which order is subject to certain conditions regarding the performance of obligations pertaining to the construction of the facility at the Romulus site. Since the issuance of this order, two appeals have been filed. The first appeal was filed by the parties who operate Northville Downs, an existing harness racetrack located in Northville, Michigan. The second appeal was filed by Triple Creek Associates, LLC, a competing applicant for the license issued to our subsidiary, Michigan Racing, Inc. The appeal filed by Northville Downs was initially dismissed by the circuit court assigned to hear the appeal. A motion for leave to appeal this ruling is now pending before the Michigan Court of Appeals We do not know when the Michigan Court of Appeals will issue its ruling.

        The appeal filed by Triple Creek Associates, LLC is still pending before the Circuit Court for Ingham County Michigan, where it was filed originally. We have intervened as a party in this matter. We do not know when the Ingham County Circuit Court will render a decision on this appeal or, if the appeal is unsuccessful, whether Triple Creek Associates, LLC will seek further leave to appeal.

Recent Developments

        For a summary of certain transactions and other projects that were underway in 2005 in addition to the foregoing, please see "Management Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Initiatives".

Competition

        We face numerous sources of competition. We compete with other racetracks for customers both with respect to attendance at our racetracks and in the simulcast wagering markets. We also compete with other racetracks for horses, jockeys and backstretch personnel. Certain of our competitors operate in jurisdictions which permit alternative gaming at racetracks, which enhances their ability to compete for horsemen by offering larger purses and attracts additional potential customers to their facilities. One of our competitors, CDI, has been in operation for a much longer period of time than we have and may have greater name recognition. We expect this competition from other racetracks to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks.

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

        As we continue to develop our account wagering operations, including telephone, Internet and interactive television wagering, we expect our competition with other account wagering operators to also increase. In addition, our ability to conduct account wagering on races from racetracks that we do not own is dependent on our ability to enter into agreements with those racetracks whereby we obtain account wagering rights. Certain racetracks, including those currently owned by CDI, and those currently operated by the New York Racing Association, have entered into contracts with other account wagering operators, granting such operators exclusive rights to accept certain types of account wagering on their races. We may not be able to obtain access, on terms that are acceptable to us, to racing content from racetracks not owned by us for our account wagering operations as a result of these exclusive arrangements or otherwise.

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

        In the United States, interstate pari-mutuel wagering on horse racing is also subject to the federal Interstate Horseracing Act of 1978 and the federal Interstate Wire Act of 1961. As a result of these two statutes, racetracks can commingle wagers from different racetracks and wagering facilities and broadcast horse racing events to other licensed establishments.

        We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state or province where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Texas Racing Commission, the Maryland Racing Commission, the Virginia Racing Commission, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Office of the Racing Commissioner of the Michigan Department of Agriculture, the Pennsylvania State Harness Racing Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Oregon Racing Commission and the Government of the Province of Lower Austria. Please see our discussion of our wholly-owned subsidiary, XpressBet, Inc., for a list of the jurisdictions where it is licensed or has received regulatory approval to conduct interstate account wagering. With respect to our racetracks, licenses to conduct live horse racing and to participate in simulcast wagering are required, and there is no assurance that these licenses will be granted, renewed or maintained in good standing, as applicable.

        In California, the California Horse Racing Board ("CHRB") is responsible for regulating the form of wagering, the length and conduct of meets and the allocation and distribution of pari-mutuel wagers within the limits set by the California legislature. The CHRB has annually licensed one of our subsidiaries, Los Angeles Turf Club, Inc. as well as The Oak Tree Racing Association, to conduct separate racing meets at Santa Anita Park. At present, the CHRB has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse racing is conducted at Los Alamitos Race Course in Southern California during portions of these meets. The CHRB also annually licenses the operations of Golden Gate Fields in respect of the two racing meets that it conducts each year. As with the Southern California market, the CHRB has not licensed other thoroughbred racetracks in Northern California to conduct racing during these meets. The CHRB also has licensed XpressBet, Inc., as an out-of-state account wagering hub, to place wagers on behalf of California residents as described more fully below. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the CHRB that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California as it is currently being conducted. In the first quarter of 2006, the CHRB passed a motion to require all California thoroughbred racetracks to install a synthetic racing surface, commonly referred to as "Polytrack", by the end of 2007 or face a loss of dates. We are currently evaluating the Polytrack surfaces and have commenced discussions with the CHRB about the timing of a resurfacing of Santa Anita and Golden Gate Fields but anticipate this regulatory requirement could have a material effect on the financial condition and operating results of our California operations.

        In Maryland, the Maryland Racing Commission approves annual licenses for racetracks to conduct thoroughbred and standardbred horse races with pari-mutuel wagering. However, Maryland's racing law effectively provides that except for Pimlico and Laurel Park, the Maryland Racing Commission may not issue thoroughbred racetrack licenses or thoroughbred race dates to any racetracks that have a circumference of at least one mile and are located within the Baltimore and Washington, D.C. markets. Other than a track located in Timonium, Maryland (a northern suburb of Baltimore), which has a racetrack circumference of less than one mile and which typically conducts an eight-day race meeting in connection with the Maryland State Fair, the Maryland Racing Commission has not approved a thoroughbred track license or thoroughbred race dates for any racetrack in either the Baltimore or Washington, D.C. markets.

        In Florida, the Division of Pari-Mutuel Wagering considers applications for annual licenses for thoroughbred, standardbred and quarter horse meetings with pari-mutuel wagering. Tax laws in Florida have historically discouraged the three Miami-area racetracks, Gulfstream Park, Hialeah Park (which no longer hosts live racing) and Calder Race Course, from applying for race days outside of their traditional racing season, so the race days for these Miami-area racetracks did not overlap. Effective July 1, 2001, a new tax structure eliminated this deterrent. While a revised tax structure has enabled Gulfstream Park to apply for and receive additional race days since 2002, the deregulation of the race day allocation process may, in the future, cause an overlap in racing seasons which could result in Gulfstream Park facing direct competition from other Miami-area racetracks. Gulfstream Park is currently in a dispute with the Division of Pari-Mutual Wagering over Gulfstream Park's ability to conduct simulcast wagering while it is not running its meet. In July 2004, a court ruling was made in Gulfstream Park's favor and found that Section 550.615(6) of the Florida Statutes, which prohibited such form of simulcasting, was unconstitutional and struck the statute down. In September 2005 the ruling was appealed and the appeal court affirmed the trial court ruling in favor of Gulfstream Park. Currently an injunction is in place preventing Gulfstream Park from conducting simulcast wagering when its meet ends in April 2006 and an appeal by the Division of Pari-Mutuel Wagering is with the Florida Supreme Court and a decision is likely to be reached by the end of 2006.

        In Texas, the Texas Racing Commission issues licenses to conduct live racing with pari-mutuel wagering on thoroughbred, quarter horse and greyhound races. Once issued, a license can be suspended or revoked for a variety of reasons. Even with a license, a racetrack operator can conduct live racing only during the time periods authorized by the Texas Racing Commission. The Texas Racing Commission has not licensed any operator of a horse or greyhound racetrack in the Dallas area, other than Lone Star Park.

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

        In Oklahoma, the Oklahoma Horse Racing Commission regulates all aspects of live thoroughbred and mixed breed (quarter horse, paint horse and appaloosa) horse racing with pari-mutuel wagering, as well as alternative gaming operations by licensed tracks, as will be discussed in more detail below. The Commission considers and approves annual licenses for thoroughbred and mixed breed race meetings. Currently, there are four racetracks in Oklahoma that are licensed to offer a live race meet with pari-mutuel wagering. Since it opened in 1988, Remington Park has been the only racetrack in the Oklahoma City metropolitan area licensed to conduct live horse racing and pari-mutuel wagering.

        In Michigan, the Office of Racing Commissioner approves annual licenses for thoroughbred, standardbred and mixed breed (quarter horse, paint horse, appaloosa and arabian) race meetings with pari-mutuel wagering. In 2004, the Office of Racing Commissioner issued a racetrack license to a party seeking to construct a thoroughbred racetrack east of Lansing, Michigan. To date, construction on that track has not begun. In addition, on May 17, 2005, the Office of Racing Commissioner issued a racetrack license to our wholly-owned subsidiary, Michigan Racing, Inc. for it to construct and conduct thoroughbred racing at a proposed racetrack to be located in Romulus, Michigan. See "— Recent Developments" for an update as to the status of that license and the litigation surrounding it. Other than the two recently licensed but not-yet-constructed racetracks described in the preceding sentences, there are currently no thoroughbred-exclusive racetracks in Michigan other than Great Lakes Downs. However, the Office of Racing Commissioner has licensed standardbred race meetings at five existing racetracks in Michigan and one mixed breed (thoroughbred, quarter horse, paint horse, appaloosa and Arabian) race meeting at existing racetrack in central Michigan.

        In Pennsylvania, the Pennsylvania State Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania State Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania State Harness Racing Commission nor the Pennsylvania State Horse Racing Commission has licensed any operators of horse racetracks, other than The Meadows, in the Pittsburgh area; however, on September 26, 2002, the Pennsylvania State Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows. Two parties applied for the sole remaining harness racetrack license available in Pennsylvania. While the Pennsylvania State Harness Commission denied each of these parties' application in the fall of 2005, each party has sought an appeal of these rulings. It is difficult to predict when either of these two appeals will be resolved. If either party ultimately receives the license, each of these parties' proposed sites are located within approximately sixty miles of The Meadows harness racetrack.

        In Oregon, the Oregon Racing Commission approves annual licenses for horse and greyhound racetracks, and, as discussed below, multi-jurisdictional account wagering hubs. The Oregon Racing Commission has not licensed any operators of horse racetracks in the Portland area, other than Portland Meadows. The Oregon Racing Commission has, however, licensed five other account wagering operators who compete with XpressBet, Inc. for account wagering customers.

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

        In addition to conducting live horse racing with pari-mutuel wagering at our various tracks in the United States, we conduct telephone and Internet account wagering through our subsidiary, XpressBet, Inc., and the entities that hold the licenses to conduct horseracing and pari-mutuel wagering at The Meadows. XpressBet, Inc. currently holds a license to serve as a multi-jurisdictional account wagering hub by the Oregon Racing Commission which expires June 30, 2006. The Oregon license enables XpressBet, Inc. to open accounts and accept wagering instructions on behalf of U.S citizens in respect of horse and dog races and to open accounts and accept wagering instructions on behalf of non-U.S. citizens in respect of horse races. XpressBet, Inc. also holds account wagering licenses issued by the California Horse Racing Board, the Idaho Racing Commission, the Virginia Racing Commission and the Washington Horse Racing Commission. XpressBet, Inc. also has received regulatory approvals from the Massachusetts Racing Commission and the Maryland Racing Commission to open accounts and place wagers on behalf of residents from those states. The two entities that conduct horseracing and pari-mutuel wagering at The Meadows are entitled to serve as a Pennsylvania-based account wagering hub by virtue of their annual licenses to conduct standardbred racing and pari-mutuel wagering. XpressBet, Inc. has an agreement with the entities that conduct horseracing and pari-mutuel wagering at The Meadows to provide account wagering services to those entities' account holders and to conduct their respective account wagering operations under the trade name XpressBet®. In accordance with its multi-jurisdictional hub license from Oregon and, to the extent applicable, state-based requirements imposed by states where it is licensed or otherwise approved, XpressBet, Inc. opens wagering accounts on behalf of residents from various states and countries and processes wagering instructions from those account holders in respect of races conducted throughout the United States and in other countries.

        Laws governing account wagering in the United States vary from state to state. Currently, approximately seventeen states have expressly authorized some form of account wagering by their residents. A smaller number of states have expressly prohibited pari-mutuel wagering and/or account wagering. The remaining states have authorized pari-mutuel wagering but have neither expressly authorized nor expressly prohibited their residents from placing wagers through account wagering hubs located in different states. We believe that the amendment to the federal Interstate Horseracing Act of 1978, described above, clarified that an account wagering operation may open accounts on behalf of and accept wagering instructions from residents of states where pari-mutuel wagering is legal and where providing wagering instructions to account wagering operators located in other states is not expressly prohibited by statute, regulation or other government restrictions. Although our account wagering operations are conducted in accordance with what we believe is a valid interpretation of applicable state and federal law, certain state attorneys general, district attorneys and other law enforcement officials have expressed concern over the legality of interstate account wagering. The amendment to the federal Interstate Horseracing Act of 1978 may not be interpreted similarly by all interested parties, and there may be challenges to our account wagering activities or those of other account wagering operations by both state and federal law enforcement authorities, which could have a material adverse effect on our business, financial conditions, operating results and prospects.

        In addition to placing account wagers on behalf of U.S. residents, we also place wagers on behalf of account holders who reside in countries other than the United States. In the case of foreign-based account wagers, we place them either through our Oregon-licensed XpressBet, Inc. subsidiary or through our Austrian- and German-licensed MagnaBet™ account wagering service. Whether a wager is placed through XpressBet® or through MagnaBet™, we comply with the regulatory requirements imposed by each of the jurisdictions that have licensed us to accept wagers from non-U.S. residents. The laws regarding account wagering by residents of countries other than the United States vary from country to country, and we seek to understand and comply with those laws to the greatest extent possible. As with any issue that turns on the interpretation of legal requirements, it is possible that law enforcement authorities from these foreign jurisdictions may disagree with our interpretation of their laws in respect of account wagering and seek to challenge our ability to place account wagers on behalf of their residents. In certain cases, such challenges could have a material adverse effect on our business, financial conditions, operating results and prospects, including the licenses we hold to conduct horse racing and pari-mutuel wagering (including account wagering) in the U.S.

  Alternative Gaming

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

        All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backside. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. See "— Recent Developments" for a further discussion regarding the share purchase agreement entered into in respect of the Meadows Entities and the application made by WTA for a Conditional/Category 1 gaming license.

  Oklahoma

        Under new legislation that was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, our Oklahoma City racetrack, has been permitted to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. The Oklahoma Horse Racing Commission is empowered under the legislation to oversee licensees' licenses and operations. The Commission has promulgated temporary regulations regarding the licensure of electronic gaming operators and the operation of the electronic gaming machines, and it continues to work on the promulgation of permanent regulations in these areas. We have and will continue to closely monitor and participate in this process. On August 11, 2005 we received our license to operate 650 electronic gaming machines in 2005 and we opened for business on November 21, 2005. On November 17, 2005 we received our 2006 license.

  Florida

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. On March 9, 2005, voters in Broward County, where Gulfstream Park is located, approved the referendum by a majority vote. Subsequently, on December 8, 2005, the state legislature adopted legislation to allow for and govern the slot machine operators of Gulfstream Park and the three other qualifying Broward County pari-mutuel facilities. Under the terms of this legislation, Florida Statutes Chapter 551, Gulfstream Park and the three other pari-mutuel facilities in Broward County are permitted to operate up to 1,500 slot machines at each of their gaming facilities. The slot machine nonrefundable, annual license fee is $3.0 million and there is a required $250,000 annual minimum contributor to responsible gaming. We will be permitted to offer gaming for a maximum of 16 hours per day, 365 days a year. The tax payable to the state is 50% of Gulfstream Park's gross gaming revenues. In addition, under the legislation, we are required to have written agreements with the Florida Horsemen's Benevolent and Protective Associations and the Florida Thoroughbred Breeders' Association, Inc. prior to the renewal of a gaming license. We currently have agreements with each of these parties, but the agreements were reached prior to the legislation being passed and will need to be substantially revised. We are in discussions regarding these agreements. We have entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that County, that contains, among other things, provision for payment to the County of 1.7% of gross terminal revenues up to a level of $250.0 million of gross terminal revenues and 2.0% on gross terminal revenues in excess. This agreement also provides for further payments of an additional 1.5% on the first $250 million of gross gaming revenues in excess to go into escrow or account for the relevant city, until Gulfstream Park reaches agreement with the city thereby replacing the escrow. This potential agreement is under discussion.

        The Legislation requires the Division of Pari-Mutuel Wagering to issue us a temporary license, provided we are in good standing under our pari-mutuel license, 180 days following the effective date of the Act (this would be July 3, 2006) if the Division of Pari-Mutuel Wagering has not by then adopted rules allowing for the issuance of permanent slot machine licenses. The temporary license would then become a permanent license once the rules are adopted, provided we meet the licensing requirements.

  Austria

        Austrian law permits Glucks- und Unterhaltungsspiel Ebreichsdorf Betriebsges.m.bH, a division of Casinos Austria AG, to operate video lottery terminals at the Magna Racino™ under license and pursuant to the Games of Chance Act (Austria).

Our Real Estate Portfolio

        As of December 31, 2005, the aggregate net book values of our real estate properties are as follows:

($ millions)
Revenue-Producing Racing Real Estate	730.1
Excess Racing Real Estate	96.3
Development Real Estate	43.8
Revenue-Producing Non-Racing Real Estate	77.3
Non-Core Real Estate	2.5

Total	950.0

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

        In November 2004, we entered into long-term access agreements with Magna International Inc. and one of its subsidiaries for their use of the golf courses and associated facilities at Magna Golf Club and Fontana Sports. Magna International Inc. has a right of first refusal to purchase Magna Golf Club and Fontana Sports.

Environmental Matters

        We are subject to a wide range of requirements under environmental laws and regulations relating to wastewater discharge, waste management and storage of hazardous substances. Those requirements include United States Environmental Protection Agency and state regulations that address the impacts of manure and wastewater generated by concentrated animal feeding operations ("CAFO") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. Historically, environmental laws and regulations have not had a material adverse effect on our financial condition and operating results.

        With respect to significant capital expenditures, the Water Quality Board Permit for the discharge of surface waste water at Santa Anita Park is currently being renewed. In order to renew the permit, Santa Anita Park will be required to perform certain remedial work to its existing barns and uncovered backstretch areas. The cost of such remediation is currently estimated at $5.0 million over four years. Consideration is also being given to incorporate the need for environmental remediation with other capital improvements to the backstretch. No citations on violations are contemplated provided that Santa Anita Park proceeds with the remediation work.

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

Employees

        As of December 31, 2005, we employed approximately 5,200 employees, approximately 3,000 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

        Since our inception, we have not had a work stoppage. We consider our relations with our employees to be good. We also believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly-qualified technical and managerial personnel, and upon the continued service of our senior management.

Item 1A.    Risk Factors

        The most significant risks and uncertainties we face are described below, but other risks and uncertainties that are not known to us or that we currently believe are not material or are similar to those faced by other companies in our industry may also have a material adverse effect on our business, financial condition, operating results or prospects.

        If any of the following risks, or any of the risks described in the other documents we file with the SEC and Canadian securities regulatory authorities, actually occur or increase, our business, financial condition, operating results and prospects could be materially adversely affected. In that case, our ability to make payments of principal and interest on our debt securities may be limited and the trading price of the shares of our Class A Subordinate Voting Stock or other securities could decline substantially and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock or other securities held by them.

Risks Regarding Our Company

        We expect that during 2006 we will require additional financing to fund our current planned operations and the implementation of our strategic plan, but we may not be able to obtain such financing on satisfactory terms, if at all.

        We expect that during 2006, we will be required to seek additional debt and/or equity financing in order to fund our current planned operations and the implementation of our strategic plan, including capitalizing on future growth opportunities. We also intend to generate cash by selling some of our real estate holdings and other assets in order to fund our current planned operations and certain portions of our strategic plan. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our business, operations and financial condition may be materially adversely affected, including, among other things, our ability to add alternative gaming to our racetracks where permitted or improve or expand our operations as planned.

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

        Our senior secured revolving credit facility imposes important restrictions on us.

        Our senior revolving credit facility, which matures on July 31, 2006, requires us to maintain earnings before interest, taxes, depreciation and amortization of not less than $11.0 million at Santa Anita Park and $4.0 million at Golden Gate Fields, respectively, calculated on a rolling 12 month basis. This revolving credit facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. The credit agreement also contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. At December 31, 2005, we were not in compliance with one of the financial covenants contained in the credit agreement. A waiver was obtained from the lender for the financial covenant breach at December 31, 2005. It is possible that we may not be able to meet the financial covenants under our $50.0 million senior revolving credit facility at the quarterly reporting dates during the remaining term of the facility. Failure to comply with these restrictions may result in the occurrence of an event of default under the senior, revolving credit facility and trigger a cross-default under certain of our other credit facilities. Upon the occurrence of an event of default, the lender may terminate the senior, revolving credit facility, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit outstanding under the facility, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

  Our bridge loan imposes important restrictions on us.

        Our bridge loan with a subsidiary of our parent company, MI Developments Inc., which matures on August 31, 2006, requires us to maintain earnings before interest, taxes, depreciation and amortization of not less than $11.0 million at Santa Anita Park and $4.0 million at Golden Gate Fields, respectively, calculated on a rolling 12 month basis. This bridge loan was originally secured by a second charge on the assets of Golden Gate Fields, a third charge on the assets of Santa Anita Park and a first charge over the assets of The Meadows and was guaranteed by certain of our subsidiaries, including those which own and operate Golden Gate Fields, Santa Anita Park, The Meadows, Gulfstream Park, Palm Meadows and San Luis Rey Downs. Additionally, in the first quarter of 2006, first charges on the lands owned by four MEC subsidiaries were put in place as additional security. The lands are those commonly referred to by us as Thistledown, the Dixon Land, San Luis Rey Downs and the New York Porter lands. In addition, a guarantee was provided by those subsidiaries which own and/or operate Thistledown and the New York Porter lands. Our bridge loan also contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. At December 31, 2005, we were not in compliance with one of the financial covenants contained in the bridge loan agreement. A waiver was obtained from the lender for the financial covenant breach at December 31, 2005. It is possible that we may not be able to meet the financial covenants under our bridge loan at the quarterly reporting dates during the remaining term of the facility. Failure to comply with these restrictions may result in the occurrence of an event of default under the bridge loan and trigger a cross-default under certain of our other credit facilities. Upon the occurrence of an event of default, the lender may terminate the bridge loan, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding security under the bridge loan, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

        In addition, the bridge loan provides that, subject to certain specified exemptions, the proceeds of any debt or equity offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. This restriction severely limits our ability to use the proceeds of any debt or equity offering or asset sale to grow our business.

        Repayments under our Gulfstream Park Construction Loan and Remington Park Construction Loan impose limitations on the amount of funds available to grow those business.

        Beginning on January 1, 2007, each of our Gulfstream Park Construction Loan, which matures in 2016, and Remington Park Construction Loan, which matures in 2015, require that repayment of interest on the amounts outstanding. These interest payments will limit the amount of funds available to invest back into the racetracks. In addition, the Remington Construction Loan further provides that certain cash from the operations of Remington Park must be used to pay deferred interest on the loan, plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park Construction Loan. This requirement will further limit the funds available to grow our business.

        Each of our senior revolving credit facility and our bridge loan matures in 2006.

        Our $50.0 million senior revolving credit facility matures on July 31, 2006 and our $100.0 million bridge loan matures on August 31, 2006. We will need to be able to repay these facilities when they become due, extend the terms of the agreements or find alternative financing arrangements acceptable to us. There is no guarantee that we will be able to do so. This would adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

        Our operating income includes gains from the sale of non-core real estate, which sales may soon cease, causing our future operating income and cash flow to decrease.

        We generated earnings of approximately $0, $9.6 million, $0 and $2.2 million, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, from non-core real estate sales. Although we may realize some gains from sales of our non-core real estate over the next year or so, we expect those gains to be reduced to zero as the balance of our non-core real estate portfolio is sold. As a result, our short-term and annual operating income and cash flow may be adversely affected by decreases in non-core real estate sales. If we do not replace these gains or offset these decreases with additional operating income and cash flow from our racetrack operations and other sources, our future operating income and cash flow will decline.

  Our business is heavily concentrated at certain of our racetracks.

        Six of our racetracks, Santa Anita Park, Laurel Park, Pimlico Race Course, Gulfstream Park, Lone Star Park and Golden Gate Fields accounted for approximately 70.6% of our revenue for the year ended December 31, 2005. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could adversely affect our operating results. Additionally, certain of our other racetrack properties have experienced operating losses before interest, income taxes, depreciation and amortization over the past three years. The operating performance of these racetracks may not improve in the future.

        In the state of Maryland, our operating agreement with the owner of Rosecroft Raceway expired on April 30, 2005.

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

        The Maryland Revenue Sharing Agreement enabled wagering to be conducted, both day and evening, on live and simulcast thoroughbred and harness races at Pimlico, Laurel Park and Rosecroft and the three Maryland OTBs operated by them. Under the Maryland Revenue Sharing Agreement, wagering revenue from these sources was pooled and certain expenses and obligations were pooled and paid from those revenues to generate net wagering revenue. This net wagering revenue was then distributed 80% to The Maryland Jockey Club and 20% to Rosecroft. Commencing April 19, 2004, The Maryland Jockey Club and Rosecroft no longer pool their wagering revenue and distribute net wagering revenue as they did under the Maryland Revenue Sharing Agreement. For a period from April 19, 2004 until June 9, 2004, The Maryland Jockey Club and Rosecroft each conducted simulcast wagering under a combination of state law, which precluded The Maryland Jockey Club from operating after 6:15 p.m. without Rosecroft's consent, and the federal Interstate Horseracing Act, which provides that, without the consent of The Maryland Jockey Club, Rosecroft cannot accept simulcast wagering on horse racing during the times that either Pimlico or Laurel Park is running live races.

        Since coming into effect on June 9, 2004, the Maryland Operating Agreement has enabled Pimlico, Laurel Park and Rosecroft to conduct simulcast wagering on thoroughbred and harness race signals during the day and evening hours without restriction. Under the Maryland Operating Agreement, Cloverleaf pays the thoroughbred industry a 12% premium on pari-mutuel wagering (net of refunds) conducted at Rosecroft on all thoroughbred race signals, and The Maryland Jockey Club agrees to pay Cloverleaf a 12% premium on pari-mutuel wagering (net of refunds) conducted at Pimlico and Laurel on all standardbred race signals.

        Under the Maryland Operating Agreement, the parties have agreed to make a good faith effort to reach a long-term agreement on cross-breed simulcasting and OTB facilities in the State of Maryland. Without an arrangement similar in effect to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement, there would be a material decline in the revenues, earnings and purses of The Maryland Jockey Club. At this time, the Company is uncertain as to the likelihood of a renewal of this agreement on comparable terms. In addition, the Company is uncertain whether the Maryland General Assembly will pass legislation that addresses the simulcast issue, including the possibility of giving broader simulcast rights to the owners of Rosecroft. Any failure to reach a long-term agreement with Rosecroft similar to the Maryland Revenue Sharing Agreement or the Maryland Operating Agreement or any enactment of legislation that gives broader simulcast rights to Rosecroft could have a material adverse effect on our operating results.

        We are controlled by MI Developments Inc. and therefore MI Developments Inc. is able to prevent any takeover of us by a third party.

        MI Developments Inc. owns all our outstanding Class B Stock, which is entitled to 20 votes per share, and approximately 4.36 million shares of our Class A Stock, and therefore is able to exercise approximately 96% of the total voting power of our outstanding stock. It is therefore able to elect all our directors and to control us. As a result, MI Developments Inc. is able to cause or prevent a change in our control.

        Our relationship with MI Developments Inc. is not at "arm's length", and therefore MI Developments Inc. may influence us to make decisions that are not in the best interests of our other stockholders.

        Our relationship with MI Developments Inc. is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor (and in the risks described below in "— Risks Relating to Our Securities — Sales or a spin-off or other distribution of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain of our other significant stockholders under our registration statements could depress our stock price"), two members of our board of directors are also members of MI Development Inc.'s board of directors, including our chairman and vice-chairman, each of whom hold the same position with MI Developments Inc. In some cases, the interests of MI Developments Inc. may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. MI Developments Inc. is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and MI Developments Inc. may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised. See "— Our History" above.

        We may not be able to attract or retain the personnel necessary to achieve our business objectives, in particular in respect of our search for a successor Chief Executive Officer.

        Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions and particularly as it pertains to our Chief Executive Officer. The loss of key managers could have a material adverse effect on our business, results of operations and financial condition. We may find it difficult to attract and retain a qualified Chief Executive Officer because of our management changes, the uncertainty facing our business, and the specific horseracing and gaming industry knowledge we are searching for. If we are not successful in promptly hiring a successor Chief Executive Officer, we may not have the personnel necessary to achieve our business objectives.

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

Risks Relating to Our Wagering and Gaming Operations

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

        There has been speculation, by members of the media, investment analysts and our employees and other representatives, as to the probability and potential impact of the passage of legislation permitting alternative gaming at racetracks in various states in the United States. In 2004, Pennsylvania passed legislation enabling racetracks to apply for licenses to operate slots or other legal electronic gaming machines and we have filed an application with the Pennsylvania State Gaming Control Board for a license to conduct slots at The Meadows racetrack in Pennsylvania. See "Our Properties — The Meadows" above for more details. In addition, on December 8, 2005 voters in Broward County approved a local referendum that would permit electronic gaming to be conducted by pari-mutuel operators located in that county. Chapter 551 of the Florida Statutes was signed into law by Governor Jeb Bush on January 4, 2006. Under the terms of this legislation, Gulfstream Park and three other pari-mutuel facilities in Broward County are permitted up to 1,500 slot machines at each of their gaming facilities. The Florida Division of Pari-Mutuel Wagering is currently in the process of drafting rules to regulate gaming at these four pari-mutuel facilities.

        There is a provision in the legislation that requires the Division of Pari-Mutuel Wagering to issue us a temporary license, provided we are in good standing under our pari-mutuel license, 180 days following the effective date of the Act (this would be July 3, 2006) if it has not by then adopted rules allowing for the issuance of permanent slot machine licenses within such time period. The temporary license would then roll into a permanent license once the rules are adopted, provided we meet the licensing requirements. See "Our Properties — Gulfstream Park" above for more details.

        Notwithstanding the passage of legislation permitting slots and electronic gaming in Pennsylvania and Broward County, Florida, there can be no assurance that alternative gaming will be permitted at our racetracks located in those jurisdictions until the applicable license is granted and if alternative gaming is permitted at any of our racetracks, what the timetable, conditions, costs and profitability of such alternative gaming operations will be. In the event that we do not obtain the required licenses to operate alternative gaming in these jurisdictions within the timeframe anticipated by our stockholders, investment analysts and other interested parties, or at all, the market price for our securities may be materially adversely affected.

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

        There has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of customers to travel a significant distance to racetracks and the increasing availability of off-track and account wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. A continued decrease in attendance at live events and in on-track wagering, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at our facilities and on races conducted at our racetracks and may materially adversely affect our business, financial condition, operating results and prospects.

        Our strategy of increasing international distribution of North American horse racing may not be successful.

        We believe that there is a demand for North American horse racing in the international market, but we may not be correct in our belief. Our plan to distribute our content internationally has not been successfully carried out by any other company to date. We are spending financial capital and deploying human capital in an effort to capture the international market. If we are not successful, it may have a material adverse effect on our ability to meet any future revenue expectations and, therefore, our operating results.

        Both our pari-mutuel gaming and alternative gaming activities at racetracks are dependent on governmental regulation and approvals. Amendments to such regulation or the failure to obtain such approvals could adversely affect our business.

        All our pari-mutuel wagering and alternative gaming operations at racetracks are contingent upon the continued governmental approval of these operations as forms of legalized gaming. All our current gaming operations are subject to extensive governmental regulation and could be subjected at any time to additional or more restrictive regulation, or banned entirely.

        We may be unable to obtain, maintain or renew all governmental licenses, registrations, permits and approvals necessary for the operation of our pari-mutuel wagering and other gaming facilities. Licenses to conduct live horse racing and wagering, simulcast wagering and alternative gaming at racetracks must be obtained from each jurisdiction's regulatory authority, in many cases annually. In addition, licenses or approvals to conduct account wagering must be obtained in certain jurisdictions in which our account wagering customers reside, in many cases annually. The denial, loss or non-renewal of any of our licenses, registrations, permits or approvals may materially limit the number of races we conduct or the form or types of pari-mutuel wagering and other gaming activities we offer, and could have a material adverse effect on our business. In addition, we currently devote significant financial and management resources to complying with the various governmental regulations to which our operations are subject. Any significant increase in governmental regulation would increase the amount of our resources devoted to governmental compliance, could substantially restrict our business, and could materially adversely affect our operating results.

        Any future expansion of our pari-mutuel and gaming operations will likely require us to obtain additional governmental approvals or, in some cases, amendments to current laws governing such activities.

        The high degree of regulation in the pari-mutuel and gaming industry is a significant obstacle to our growth strategy, especially with respect to alternative gaming at racetracks and account wagering, including telephone, interactive television and Internet-based wagering. We currently are only able to offer non-pari-mutuel gaming at Remington Park in the United States, expect to be able to open facilities at Gulfstream Park in 2006 and gaming will be legal at The Meadows in 2006.

        Account wagering in the United States may currently be conducted only through hubs or bases located in certain states. Our expansion opportunities with respect to account wagering will be limited unless more states amend their laws to permit account wagering or, in the alternative, if states take action to make such activities unlawful. In addition, the licensing and legislative amendment processes can be both lengthy and costly, and we may not be successful in obtaining required legislation, licenses, registrations, permits and approvals.

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

        From time to time, the United States Congress has considered legislation that would either inhibit or restrict Internet gambling in general or inhibit or restrict the use of certain financial instruments, including credit cards, to provide funds for account wagering. For example, on June 13, 2003, the United States House of Representatives approved a bill in the form of the Unlawful Internet Gambling Funding Prohibition Act that, if enacted, would prohibit the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The United States Senate Banking, Housing and Urban Affairs Committee adopted a different bill with a similar effect on August 31, 2003; however, neither this bill nor the House-passed version were considered by the full Senate before the end of the 2003-2004 Congressional session and therefore both bills expired. In 2005, a similar bill was introduced in the U.S. House of Representatives containing exemptions which we believe are intended at the very least to permit such funding for pari-mutuel account wagering under certain conditions in states that authorize pari-mutuel account wagering. It is unclear, however, whether and to what extent such exemptions will remain in the current legislation or any future Internet gambling funding bill that ultimately may be enacted, or the extent to which we will be able to utilize those exemptions with respect to our account wagering operations as currently conducted. In February 2006, another bill was introduced in the U.S. House of Representatives which seeks to amend the Federal Wire Act by placing further limits on the conduct of internet gaming. We believe that this bill, as with the current Unlawful Internet Gambling Funding Prohibition Act, includes an exemption for pari-mutuel wagers placed pursuant to the Federal Interstate Horseracing Act. As with any piece of legislation, however, it is difficult to predict the ultimate chances for passage of these or future bills. We nonetheless anticipate that legislation will continue to be introduced in the United States Congress or elsewhere that will seek to restrict, regulate or potentially ban altogether Internet gambling, including account wagering.

        Furthermore, even in the absence of such legislation, certain financial institutions have begun to block the use of credit cards issued by them for Internet gambling, either voluntarily or as part of a settlement with the office of the Attorney General for New York. Legislation or actions of this nature, if enacted or implemented without providing for a meaningful exception to allow account wagering to be conducted as it is currently being conducted by the U.S. horse racing industry, could inhibit account wagering by restricting or prohibiting its use altogether or, at a minimum, by restricting or prohibiting the use of credit cards and other commonly used financial instruments to fund wagering accounts. If enacted or implemented, these or any other forms of legislation or practices restricting account wagering could cause our business and its growth to suffer.

        The U.S. Federal Government's response to a recent ruling by the World Trade Organization on the U.S.'s internet gambling policy could adversely affect our financial performance.

        In the spring of 2005, the World Trade Organization Appellate Body ruled that a claim from the island country of Antigua regarding U.S. federal policy regarding international gambling may have merit due to an apparent inconsistency in how the U.S. treats interstate pari-mutuel wagers under the Interstate Horseracing Act and all other sports wagers, both on an interstate and international basis. The WTO Appellate Body ruled that the Interstate Horseracing Act raised questions regarding whether the U.S. has taken a consistently negative position regarding internet wagering across state and international boundaries. As a part of its ruling, the WTO Appellate Body ordered the U.S. to clarify its position on interstate pari-mutuel wagering on or before April 3, 2006. One of the options available to Congress and the White House is to outlaw or restrict substantially the conduct of interstate simulcast wagering and account wagering. If the Federal government elects to take such an approach, it will have a material adverse effect on our business, financial condition and operating results and financial performance. Alternatively, if offshore wagering is permitted into the United States, that also could have a material adverse effect on our revenues and financial performance.

        Uncertainty as to the effect of Congress' attempt to eliminate the federal income tax withholding requirement on winning wagers by foreign nationals could delay our ability to open our pools to foreign wagers or subject us to tax liability.

        In October 2004, a bill was implemented that will enable U.S. pari-mutuel wagering operators to accept foreign wagers into their pari-mutuel pools. The previous law required U.S. pari-mutuel wagering operators to withhold federal income tax on any winning wagers placed by foreign nationals. Any failure to withhold income tax from these wagers would make the payer entity liable instead. We believe that the new law reflects Congress' intent to eliminate the tax withholding requirement from winning pari-mutuel wagers placed by foreign nationals. In the absence of specific rules expressing how this new law is to be interpreted, however, there is a risk that the law will be interpreted differently from Congress' apparent intent, thus imposing an obligation on tracks to continue withholding federal income tax from winning wagers by foreign nationals. This uncertainty either could affect the rate at which we open our pools to foreign-based bettors or could expose us to tax liability if it is determined that our method for accepting foreign wagers into our pools is incorrect. Any resulting delay in opening our pools or tax liability imposed could have a material adverse impact on our revenues and financial performance.

        Ongoing litigation concerning our proposed facility in Romulus, Michigan, could threaten the license issued for that facility or cause us to expend greater sums to defend it.

        On May 17, 2005, the Michigan Office of Racing Commissioner awarded a racetrack license to our subsidiary, Michigan Racing, Inc., that would allow us to construct and operate a thoroughbred racetrack in Romulus, Michigan. Appeals to this award have been filed by an existing racetrack operator in Northville, Michigan, and by a competing applicant who proposed an alternative site in the Detroit metropolitan area. If either appeal succeeds in reversing or negating the license awarded to us, we could face either substantial losses associated with the unsuccessful efforts to secure and maintain this license or additional costs associated with reestablishing our right to receive this license.

        We may not be able to install synthetic racing surfaces at our California tracks on the timeline set out by the California Horse Racing Board.

        In February 2006, the CHRB passed a motion which would require all thoroughbred racetracks in California to install synthetic racing surfaces by the end of 2007 or lose race dates. We are currently evaluating the options available at Santa Anita and Golden Gate Fields and are in discussions with the CHRB, but it is unclear that we will be able to meet the timeline set out by the CHRB. It is possible that this could put our 2008 racing meets at Santa Anita and Golden Gate Fields in jeopardy and this would have a material adverse effect on our financial conditions and operating results.

        We face significant competition from other racetrack operators, including those in states where more extensive gaming options are authorized, which could hurt our operating results.

        We face significant competition in each of the jurisdictions in which we operate racetracks and we expect this competition to intensify as new racetrack operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. In addition, the introduction of legislation enabling slot machines or VLTs to be installed at racetracks in certain states allows those racetracks to increase their purses and compete more effectively with us for horse owners, trainers and customers. One of our competitors, CDI, has been in operation for a much longer period of time than we have and may have greater name recognition. Competition from existing racetrack operators, as well as the addition of new competitors, may hurt our future performance and operating results.

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

        Internet and other account wagering gaming services allow their customers to wager on a wide variety of sporting events and casino games from home. Christiansen Capital Advisors LLC estimated global consumer spending on Internet gaming in 2004 at $8.2 million and in the United States alone this spending amounted to $4.2 million in 2004. Although many on-line wagering services are operating from offshore locations in violation of U.S. law by accepting wagers from U.S. residents, they may divert wagering dollars from legitimate wagering venues such as our racetracks and account wagering operations. Moreover, our racetrack operations generally require greater ongoing capital expenditures in order to expand our business than the capital expenditures required by Internet and other account wagering gaming operators. Currently, we cannot offer the diverse gaming options provided by many Internet and other account wagering gaming operators and may face significantly greater costs in operating our business. Our inability to compete successfully with these operators could hurt our business.

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

        In March 2000, the California state constitution was amended, resulting in the expansion of gaming activities permitted to be conducted by Native American groups in California. This has led to, and may continue to lead to, increased competition and may have an adverse effect on the profitability of Santa Anita Park and Golden Gate Fields and our future growth in California. It may also affect the purses that those tracks are able to offer and therefore adversely affect our ability to attract top horses.

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

        In general, the pari-mutuel wagering industry is adversely affected by negative information that can erode bettor confidence. Any materially negative information discovered as a result of FBI or any other investigation, and any negative information concerning the internal controls and security of totalisator systems resulting from pari-mutuel wagering activities, such as the fraudulent conduct in connection with certain Pick 6 wagers made on the 2002 Breeders' Cup hosted by Arlington Park in Chicago, Illinois, may materially reduce the amount wagered on horse racing and the revenue and earnings of companies engaged in the horse racing industry, including us. The Pick 6 controversy has also caused the horse racing industry to focus on another area of bettor concern, late odds changes, which sometimes occur as odds updates in the totalisator system cause significant changes in the odds after a race has commenced.

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

        We periodically enter into agreements with third parties over whom we have limited control but whose conduct could affect the licenses that we hold in various jurisdictions.

        From time to time, we may enter into agreements with third parties over whom we have limited control. Conduct arising from or related to these agreements or joint venture arrangements could have an impact on the various licenses that our subsidiaries hold in multiple jurisdictions. If one of these agreements or joint venture arrangements has an adverse impact on any of these licenses, such adverse impact could have a material adverse impact on us or our financial condition, operating results or prospects, primarily through the impact associated with any loss, denial, suspension or other penalty imposed on such licenses.

        The profitability of our racetracks is partially dependent upon the size and health of the local horse population in the areas in which our racetracks are located.

        Horse population is a factor in a racetrack's profitability because it generally affects the average number of horses (i.e., the average "field size") that run in races. Larger field sizes generally mean increased wagering and higher wagering revenues due to a number of factors, including the availability of exotic bets (such as "exacta" and "trifecta" wagers). Various factors have led to both short-term and long-term declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the effects of the Mare Reproductive Loss Syndrome, which caused a large number of mares in Kentucky to sustain late term abortions or early embryonic loss in 2001 and the spread of various debilitating and contagious equine diseases, such as the neurologic form of Equine Herpes Virus-1 and Strangles, which is caused by the organism Streptococcus equi. If any of our tracks are faced with a sustained outbreak of a contagious equine disease, or if we are unable to attract horse owners to stable and race their horses at our tracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better living conditions for backstretch personnel involved in the care and training of horses stabled at our tracks, and a competitive purse structure, our profitability could decrease.

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

        As of December 31, 2005, we employed approximately 5,200 employees, approximately 3,000 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

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

        A severe hurricane hitting the Miami area could interrupt our operations at Gulfstream Park, which would adversely impact our cash flow from this track.

        Gulfstream Park is located in Aventura, Florida, just inland from the Atlantic Ocean. The new construction at Gulfstream Park has been built to withstand severe winds but significant flooding resulting from a hurricane or other tropical storm could result in significant damage to the facility. If the facility sustained serious damage the operations and results would be negatively impacted.

  Our business depends on providers of totalisator services.

        In purchasing and selling our pari-mutuel wagering products, our customers depend on information provided by each of the three main totalisator companies operating in North America, including AmTote in which we own a 30% equity interest. These totalisator companies provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data. The loss of any of the totalisator companies as a provider of these critical services would decrease competition in the market for those services and could result in an increase in the cost to obtain them. Additionally, the failure of the totalisator companies to keep their technology current could limit our ability to serve customers effectively, develop new forms of wagering, or ensure a sufficient level of wagering security. Because of the highly specialized nature of these services, replicating these totalisator services would be expensive.

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

        We have completed the redevelopment of the racing surfaces and the redevelopment of the grandstand and backstretch facilities at Gulfstream Park in Florida. We have also completed the redevelopment of the dirt racing surfaces and the turf track at Laurel Park. These redevelopments resulted in write-downs in 2004 of $26.3 million and $0.4 million, respectively. The redevelopment at Gulfstream Park has resulted in a racing meet using temporary facilities for 2005 and the re-opening of Laurel Park for its 2004 - 2005 meet was delayed due to construction delays, which also resulted in a loss of a number of racing days.

        We may not be able to complete expansion or redevelopment projects successfully and on time, which would materially adversely affect our growth and our operating results.

        We intend to further develop our racetracks and expand our gaming activities as permitted. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Gulfstream Park was forced to run its 2005 meet from temporary facilities which reduced total on-track wagering at Gulfstream Park and attendance in 2005. In addition, we encountered delays in the rebuilding of the racetrack surfaces at Laurel Park, which resulted in a late re-opening of Laurel Park for its 2004 - 2005 meet and a loss of certain race dates. Even if completed in a timely manner, our expansion projects may not be successful, which would affect our growth and could have a material adverse effect on our future profitability.

        We face strict environmental regulation and may be subject to liability for environmental damage, which could materially adversely affect our financial results.

        We are subject to a wide range of requirements under environmental laws and regulations relating to waste water discharge, waste management and storage of hazardous substances. Compliance with environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. For example, the Water Quality Board Permit for the discharge of surface waste water at Santa Anita Park is currently being renewed at Santa Anita Park; such renewal will require certain remedial work to its existing barns and uncovered backstretch areas. The cost of such remediation is currently estimated at $5.0 million over four years. No citations on violations are contemplated; provided that Santa Anita Park proceeds with the remediation work.

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

        Any of these environmental issues could have a material adverse effect on our business. See "Our Business — Environmental Matters".

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

  •
  sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares. We have an effective shelf registration statement outstanding that permits us to sell up to $300,000,000 of certain types of debt and/or equity securities. As of March 8, 2006, we have not sold any securities registered under this shelf registration statement;

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

        Sales or a spin-off or other distribution of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain of our other significant stockholders under our registration statements could depress our stock price.

        As of March 8, 2006, MI Developments Inc. owned, directly or indirectly, 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). In addition, we have an effective registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. A total of 4,793,043 shares were initially registered pursuant to that registration statement. In December 2002, we issued $75.0 million aggregate principal amount of our 7 1/4% Convertible Subordinated Notes due December 15, 2009 that are currently convertible into 8,823,529 shares of our Class A Subordinate Voting Stock (subject to certain potential adjustments). In June 2003, we issued $150.0 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010 that are convertible into 21,276,595 shares of our Class A Subordinate Voting Stock. We have effective registration statements filed with the SEC covering all such shares of our Class A Subordinate Voting Stock issuable upon the conversion of such notes. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, either by MI Developments Inc. or upon conversion of our Convertible Notes could depress the prevailing market price of our Class A Subordinate Voting Stock.

        On August 2, 2005, Greenlight Capital, Inc and certain of its affiliates filed an oppression application in the Ontario Superior Court of Justice against MI Developments Inc. and certain of its current and former directors and officers. The application seeks, among other things, the spin-off or sale by MI Developments Inc. of its holdings of our shares. Any such spin-off, sale or other distribution could depress the prevailing market price of our Class A Subordinate Voting Stock. In particular, such a spin-off could result in our shares being distributed to MI Developments Inc. shareholders, who may not wish to hold our shares and who therefore may quickly sell a large number of our shares on the Nasdaq Stock Market or the TSX, which would likely create large downward pressure on the price of our stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        Information concerning properties required by this item is incorporated by reference to the information contained in "Item 1. Business" of this Report.

Item 3.    Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or that which is expected to be covered by insurance.

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

	Nasdaq		TSX
	High	Low	High	Low
2004:
First Quarter	$5.46	$5.20	Cdn. $7.95	Cdn. $6.25
Second Quarter	$5.52	$5.25	Cdn. $8.58	Cdn. $6.40
Third Quarter	$6.12	$5.90	Cdn. $9.40	Cdn. $6.35
Fourth Quarter	$5.90	$5.65	Cdn. $7.66	Cdn. $5.70
2005:
First Quarter	$7.12	$5.35	Cdn. $8.75	Cdn. $6.51
Second Quarter	$6.36	$4.85	Cdn. $7.80	Cdn. $6.06
Third Quarter	$7.19	$5.52	Cdn. $8.56	Cdn. $6.78
Fourth Quarter	$7.91	$5.86	Cdn. $9.25	Cdn. $7.04
2006:
First Quarter (through March 8, 2006)	$7.55	$6.39	Cdn. $8.64	Cdn. $7.35

        On March 8, 2006, the last sale price of the Class A Subordinate Voting Stock as reported by Nasdaq was $6.39 and by the TSX was Cdn. $7.52.

        Our Class B Stock is unlisted and not actively traded.

        The number of security holders of record as of March 8, 2006 was as follows: Class A Subordinate Voting Stock: 601; Class B Stock: two.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Executive Compensation—Long-Term Incentive Plan", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2005.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 2001 (as filed with our Annual Report for the fiscal year ended December 31, 2001), December 31, 2002 (as filed with our Annual Report for the year ended December 31, 2002), December 31, 2003 (as filed with our Annual Report for the year ended December 31, 2003), December 31, 2004 (as filed with our Annual Report for the year ended December 31, 2004) and December 31, 2005 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

  (U.S. dollars in thousands, except per share figures)

	Years Ended December 31,
Income Statement Data(1):
	2001	2002	2003	2004	2005
Racing and Gaming Revenues	$459,411	$522,562	$664,828	$662,456	$599,785
Real Estate and Other Revenues	59,650	26,600	21,770	40,017	24,870

Total Revenues	$519,061	$549,162	$686,598	$702,473	$624,655

Racing and Gaming Costs and Expenses	$427,042	$500,874	$648,372	$673,832	$622,938
Real Estate and Other Costs and Expenses	37,090	22,605	21,580	26,420	20,311
Pre-development, pre-opening and other	3,240	2,299	8,767	20,508	11,882
Depreciation and amortization	26,194	22,834	31,315	36,616	39,222
Write-down of long-lived and intangible assets	—	17,493	134,856	26,685	—
Write-down of excess real estate	—	5,823	—	—	—
Equity income	—	—	(161)	(635)	(1,122)
Interest expense, net	2,682	709	11,726	21,675	35,132

Income (loss) before income taxes	$22,813	$(23,475)	$(169,857)	$(102,628)	$(103,708)

Net income (loss) from continuing operations	$13,464	$(14,880)	$(106,378)	$(98,851)	$(103,110)
Net income (loss) from discontinued operations	—	485	1,281	3,215	(2,183)

Net income (loss)	$13,464	$(14,395)	$(105,097)	$(95,636)	$(105,293)

Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock and Exchangeable Share:
Basic and Diluted
Continuing operations	$0.16	$(0.15)	$(0.99)	$(0.92)	$(0.96)
Discontinued operations	—	0.01	0.01	0.03	(0.02)

Earnings (loss) per share	$(0.16)	$(0.14)	$(0.98)	$(0.89)	$(0.98)

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year:
Basic	82,930	100,674	107,143	107,323	107,356
Diluted	83,242	100,674	107,143	107,323	107,356

	Years Ended December 31,
Other Data:	2001	2002	2003	2004	2005
EBITDA from continuing operations(2)	$51,689	$68	$(126,816)	$(44,337)	$(29,354)
Capital expenditures(3)	32,278	97,741	102,011	136,229	149,549
Cash provided from (used for)
Operating activities	25,629	20,065	10,910	(40,862)	(64,904)
Investing activities	(7,546)	(226,085)	(109,032)	(119,897)	(145,525)
Financing activities	(10,159)	249,175	102,659	119,162	171,440

	At December 31,
Balance Sheet Data(1):	2001	2002	2003	2004	2005
Cash and cash equivalents	$39,212	$87,635	$95,602	$60,005	$50,882
Real estate properties and fixed assets, net	574,677	724,870	822,853	913,759	1,012,057
Total assets	857,773	1,256,805	1,322,940	1,403,353	1,414,245
Total debt(4)	85,901	254,558	362,539	486,061	657,030
Shareholders' equity	567,854	720,902	657,054	578,680	459,594

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

(4)
Total debt includes bank indebtedness, long-term debt (including long-term debt due within one year), amounts due to parent and convertible subordinated notes.

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

        The following table reconciles our non-GAAP financial measures to the accompanying financial statements:

Reconciliation of Non-GAAP to GAAP Financial Measures

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(U.S. dollars in thousands) (unaudited)
Earnings (Loss) Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")
Income (loss) before income taxes from continuing operations	$22,813	$(23,475)	$(169,857)	$(102,628)	$(103,738)
Interest expense, net	2,682	709	11,726	21,675	35,132
Depreciation and amortization	26,194	22,834	31,315	36,616	39,222

EBITDA	$51,689	$68	$(126,816)	$(44,337)	$(29,354)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon and Ebreichsdorf, Austria. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. In October 2005, we completed the sale of Flamboro Downs, a standardbred racetrack and in September 2005, we completed the sale of our interest in Maryland-Virginia Racing Circuit, Inc. ("MVRC"), which managed the operations of Colonial Downs, a thoroughbred and standardbred racetrack. On December 31, 2004, we ceased operations at Bay Meadows and Multnomah Greyhound Park as these were operations in leased facilities and the leases were not renewed for 2005. In addition, we operate off-track betting ("OTB") facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 12 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. In 2004, we launched RaceONTV™ in Europe to distribute North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. In November 2005, we announced that we had entered into an agreement to sell our residential development property in the United States and the proposed sale is subject to the completion of due diligence by the purchaser by April 3, 2006 and a closing by April 28, 2006. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. with respect to the planned development of "The Village at Gulfstream Park™", a mixed-use retail, entertainment and residential project on a portion of the Gulfstream Park property. While we are exploring the development of some of our real estate, we intend to continue to sell our remaining Non-Core Real Estate (which had a book value of $2.5 million as of December 31, 2005) and may also sell our residential developments and certain other real estate in order to generate additional capital for our racing business.

        The amounts described below are based on our consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("GAAP").

Recent Developments and Initiatives

        On February 27, 2006, we announced the formation of PariMax Inc., a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™, MagnaBet™, RaceONTV™ and our 30% stake in AmTote. PariMax will focus on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide.

        On January 9, 2006, we announced that we had entered into a memorandum of understanding with Churchill Downs Incorporated ("CDI") and Racing UK, a media rights company and subscription television channel owned by 31 British racecourses, for media rights and to develop a subscription television channel called "Racing World" to broadcast races from MEC and CDI racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. Racing World would be the exclusive distributor of MEC and CDI wagering rights to the in-home market, and will also aggregate other racetracks for distribution. The new international television channel would bring the best North American and international racing to British and Irish viewers. The subscription channel launched in March 2006.

        On December 8, 2005, we announced that legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutuel facilities that have conducted live racing or games during each of 2002 and 2003 had been passed by the Florida Legislature. Our Gulfstream Park racetrack, located in Broward County, is a licensed pari-mutuel facility that has conducted live racing during each of 2002 and 2003. Under the legislation, a qualifying facility will be entitled to offer up to 1,500 Class III slot machines, subject to a state tax rate of 50% on gross gaming revenues ("GGR"). All proceeds from that tax will be used to supplement Florida education. Each facility will also be subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility's GGR not exceeding $250.0 million and 4.5% of that facility's GGR in excess of $250.0 million. On January 4, 2006, the Governor of Florida signed the legislation into law and the Division of Pari-mutuel Wagering will oversee the conduct of slot machine operations and will be required to develop the governing rules and regulations within 180 days, failing which the facilities will be entitled to operate pursuant to temporary licenses. We are currently considering redevelopment opportunities with respect to a slot facility at Gulfstream Park and, provided that we are able to obtain adequate funding and are able to reach agreements with the horsemen and breeders, we expect the slot facility to be operational during 2006.

        On November 21, 2005, we opened a gaming facility with 650 electronic gaming machines at Remington Park, our Oklahoma City racetrack. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in each of 2008 and 2010. It is anticipated that the gaming facility will significantly improve Remington Park's operating results and contribute to the horse racing industry through increased purses.

        On November 9, 2005, we announced that we had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc., each wholly-owned subsidiaries through which we currently own and operate The Meadows, our standardbred racetrack in Pennsylvania. The sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and satisfaction of certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay the Company $225.0 million and we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum five-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which will be released over time in accordance with the terms of the share purchase agreement.

        On November 3, 2005, we announced that one of our subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida (our residential development property in the United States previously referred to) had entered into an agreement to sell the real property to Toll Bros, Inc., a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale is subject to the completion of due diligence by the purchaser by April 3, 2006 and a closing by April 28, 2006.

        On October 19, 2005, we announced that we had completed the sale of all of the outstanding shares of Ontario Racing Inc. ("ORI"), a wholly-owned subsidiary of the Company, which owned and operated Flamboro Downs, a standardbred racetrack and site holder for slot machines operated by the Ontario Lottery and Gaming Corporation, located in Hamilton, Ontario, Canada. The purchaser, Great Canadian Gaming Corporation ("GCGC"), paid aggregate consideration of Cdn. $50.7 million and US $23.6 million, in cash and by the assumption of ORI's existing debt. In accordance with the terms of our bridge loan agreement with a subsidiary of our parent company, MI Developments Inc. ("MID") and the terms of our senior secured revolving credit facility, we were required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales.

        On September 30, 2005, we announced the completion of the sale to Colonial Downs, L.P. of all of the outstanding shares of MVRC, our indirect subsidiary, which managed the operations of Colonial Downs, a thoroughbred and standardbred racetrack located in New Kent, Virginia pursuant to a management agreement. On closing we received cash consideration of $6.8 million, net of transaction costs, and a one-year interest bearing note in the principal amount of $3.0 million.

        On July 27, 2005, we amended and extended our $50.0 million senior secured revolving credit facility. The primary amendments to the agreement included extending the term to July 31, 2006, the financial covenants are now earnings before interest, taxes, depreciation and amortization ("EBITDA") maintenance tests relating to Santa Anita Park and Golden Gate Fields, the addition of mandatory repayment provisions and interest rates have been changed such that borrowings are now available by way of U.S. Base Rate loans plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. We have also agreed with the lender of this facility that upon closing of certain future asset sales, we will use such proceeds to repay, in part, this facility.

        On July 22, 2005, we announced that as part of our strategic plan, our Board of Directors approved a Recapitalization Plan which is intended to recapitalize our balance sheet over the following 12 months through the sale of certain non-strategic assets, with proceeds realized from those asset sales being applied to reduce debt. The Recapitalization Plan also contemplates possible partnerships to pursue alternative gaming opportunities at our racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, on July 27, 2005, we entered into two new loan arrangements with MID. The first loan effectively replaced the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan of up to $34.2 million to fund the development, design and construction of the alternative gaming facility at Remington Park in Oklahoma. The second loan is for a non-revolving bridge loan facility of up to $100.0 million. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were amended.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction, there are a number of factors which will determine the viability and profitability of such an operation at our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with the Company, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation was passed in each of Pennsylvania and Oklahoma in 2004 and in Florida in early 2006.

        The Pennsylvania Race Horse Development and Gaming Act was passed and signed into legislation in July 2004. This legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities, which successfully apply for slot machine licenses, will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board ("PGCB"). The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each. Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts ("Gross Terminal Revenues") to the State Gaming Fund, 4% of its Gross Terminal Revenues as a local share assessment, 5% of its Gross Terminal Revenues to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its Gross Terminal Revenues to a pool (the "Horsemen Pool") for distribution to each racetrack's horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their Gross Terminal Revenues which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track's Gross Terminal Revenues. All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We have submitted an application for a Conditional Category 1 slot license in connection with and reflecting, the transaction announced on November 9, 2005 with Millenium-Oaktree as noted above.

        The redevelopment of Gulfstream Park, which commenced in 2004, continued through 2005. The project includes significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also includes the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park has been increased from $145.0 million to $171.5 million which is partially financed through the $115.0 million Gulfstream Park project financing facility from MID. The most significant portion of the budget increase relates to the construction of the clubhouse as a result of additional material and labor costs, changes in scope and damage and delays resulting from recent hurricanes. Funding for the additional construction costs at Gulfstream Park will be provided pursuant to a loan of up to $13.5 million from BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project and from our general corporate funds, including the net proceeds from the sale of Flamboro Downs. As security for the loan from BE&K, Inc., certain of our subsidiaries that own land in Ocala, Florida will provide a guarantee to BE&K, Inc., which will be secured by a mortgage over the land in Ocala. On November 17, 2005, our subsidiary that owns Gulfstream Park signed a loan agreement with BE&K, Inc., which had not been drawn upon as at December 31, 2005. Since the project included the demolition of a substantial portion of the existing buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations, however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted compared to prior year results. On October 24, 2005, South Florida was struck by Hurricane Wilma and Gulfstream Park sustained damage. Despite hurricane damage, Gulfstream Park opened for its 2006 live race meet on January 4, 2006. Racing and patron areas were sufficiently complete to open the meet. Construction is on-going and best efforts are being made to complete the facility as soon as possible and minimize interference with the 2006 live race meet. Interference with the racing operations will result in a reduction in revenues and earnings generated at Gulfstream Park during the meet.

        On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at the proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. On February 20, 2006, the option was extended to April 3, 2006. If we are unable to renew or further extend this option agreement with MID, then we may incur a write-down of certain costs that have been incurred with respect to this specific property. At December 31, 2005, we have incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

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

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates, anticipating the ownership and development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to MEC in consideration for their right to work exclusively with MEC on this project. This deposit has been included in other accrued liabilities on our consolidated balance sheets. In 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to December 31, 2005, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. The Limited Liability Company Agreement further contemplates additional agreements including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain of our affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties to March 29, 2006. To date, we have expended approximately $1.8 million on this initiative, of which $1.4 million was paid during 2005. These amounts have been recorded as fixed assets on our consolidated balance sheets. We are continuing to explore these developmental opportunities, but to December 31, 2005 we have not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to December 31, 2005, we have not made any such payments.

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

Racing Operations

        Information about our racing operations is set forth below:

			Year ended December 31, 2005
Track / Operation(1)	Date Acquired	Local Market Population(2) (in millions)	Racing Season	Live Racing Days	Total Handle(3) (in millions)		Revenue(3) (in millions)

Santa Anita Park — Los Angeles	Dec. 1998	10.9	Jan. 1 to Apr. 18 and Dec. 26 to 31	85	$989.3		$138.6
			The Oak Tree Meet Sep. 28 to Nov. 6	31	261.0	(4)
Gulfstream Park — Miami	Sep. 1999	4.3	Jan. 3 to Apr. 24	86	797.4		72.4
Laurel Park — Baltimore	Nov. 2002	6.6	Jan. 26 to Apr. 17 and Sep. 7 to Dec. 31	135	470.8		57.7
Golden Gate Fields — San Francisco	Dec. 1999	5.2	Jan. 1 to Jan. 30, May 11 to Jun. 19 and Oct. 19 to Dec. 31	96	457.6		54.1
Pimlico Race Course — Baltimore	Nov. 2002	5.2	Jan. 5 to Jan. 17, Apr. 20 to Jun. 12 and Aug. 12 to Aug. 26	59	334.2		53.6
Lone Star Park — Dallas	Oct. 2002	5.1	Apr. 14 to Jul. 17 and Sep. 30 to Nov. 27	100	333.5		64.8
The Meadows — Pittsburgh	Apr. 2001	2.8	All year	206	247.9		38.1
Thistledown — Cleveland	Nov. 1999	3.0	Apr. 7 to Dec. 23	185	234.0		31.2
XpressBet® — National	Apr. 2001	N/A	All year	N/A	135.1		30.3
Remington Park — Oklahoma City	Nov. 1999	1.1	Mar. 19 to Jun. 5 and Aug. 5 to Nov. 27	98	106.5		25.0
Portland Meadows — Portland	Jul. 2001	2.0	Jan. 1 to Apr. 24 and Oct. 16 to Dec. 31	70	68.9		16.2
Great Lakes Downs — Muskegon, Michigan	Feb. 2000	1.2	Apr. 25 to Nov. 5	100	62.6		5.9
Magna Racino™ — Ebreichsdorf, Austria	Apr. 2004	2.5	Mar. 13 to Nov. 20	45	4.5		8.2

TOTAL:							$596.1

(1)
Excludes Colonial Downs, which is owned by a third party whose racing operations were managed by The Maryland Jockey Club to September 30, 2005 and Flamboro Downs, a standardbred racetrack and site holder for slot machines operated by the Ontario Lottery and Gaming Corporation, which was sold on October 19, 2005. Both of these operations are reported as discontinued operations in our consolidated financial statements.

(2)
Population residing within 40 miles of each of our racetracks, except for Santa Anita Park and Magna Racino™ (30 miles), The Meadows (50 miles) and Great Lakes Downs (50 miles). Data from Urban Systems Inc.

(3)
Amounts comprising total handle and revenue include inter-company transactions for our racetracks, account wagering operations and separate OTB facilities, for both our importing and our exporting facilities.

(4)
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

        We also generate gaming revenues from our Remington Park gaming operations. Gaming revenues represent the net win earned on slot wagers. Net win is the difference between wagers placed and winning payouts to patrons.

        We also generate non-wagering revenues consisting primarily of food and beverage sales, program sales, admissions income, parking revenues, sponsorship revenues and rental fees and other.

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

        Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
	2005	2004	2003
Largest Racetracks
Santa Anita Park(1)	85	84	86
Gulfstream Park	86	91	89
Golden Gate Fields	96	105	106
Bay Meadows(2)	—	104	105
Laurel Park	135	58	142
Lone Star Park	100	81	103
Pimlico Race Course	59	137	71

	561	660	702

Other Racetracks(3)
The Meadows	206	206	207
Thistledown	185	183	188
Remington Park	98	93	82
Portland Meadows	70	78	86
Great Lakes Downs	100	118	118
Magna Racino™	45	50	—

	704	728	681

Total	1,265	1,388	1,383

(1)
Excludes The Oak Tree Meet which consisted of 31 days in 2005, 26 days in 2004 and 32 days in 2003.

(2)
The lease on the Bay Meadows site expired December 31, 2004.

(3)
Flamboro Downs had 203 live race days to the date of its sale on October 19, 2005, compared to 258 live race days in the full year 2004 and 188 in 2003 after our acquisition in April 2003. The results of Flamboro Downs have been reported as discontinued operations in our consolidated financial statements.

        We recognize racing revenue prior to our payment of purses, stakes, awards and pari-mutuel taxes. The racing costs relating to these revenues are shown as "pari-mutuel purses, awards and other" in our consolidated financial statements. We recognize gaming revenue prior to our payment of taxes and purses. The gaming costs relating to these revenues are shown as "gaming taxes, purses and other" in our consolidated financial statements.

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

        As of December 31, 2005, the aggregate net book values of our real estate properties is as follows:

$ millions
Revenue-Producing Racing Real Estate	730.1
Excess Racing Real Estate	96.3
Development Real Estate	43.8
Revenue-Producing Non-Racing Real Estate	77.3
Non-Core Real Estate	2.5

950.0

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

        Our Development Real Estate, which is largely undeveloped, includes approximately 27 acres of land in Oberwaltersdorf, Austria, located approximately 20 miles south of Vienna, Austria; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 491 acres of land in Ocala, Florida and approximately 21 acres of land in Aurora, Ontario, adjacent to one of our golf courses, which is currently under development for a residential community.

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

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates that affect: the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and prudent in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, we evaluate our estimates. However, actual results could differ from those estimates under different assumptions or conditions.

        Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Intangible and Long-Lived Assets

        Our most significant intangible assets are racing licenses which represent the value attributed to licenses to conduct race meets acquired through our acquisition of racetracks. In accordance with Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", intangibles are evaluated for impairment on an annual basis or when impairment indicators are present. An impairment write-down to fair value would occur if discounted cash flows from operations, less charges for contributory assets assumed to be owned by third parties is less than the carrying value of the racing license.

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

Future Income Tax Assets

        At December 31, 2005, we recorded future tax assets (net of related valuation allowances) in respect of loss carryforwards and other deductible temporary differences. We evaluate quarterly the realizability of our future tax assets by assessing our valuation allowance and by adjusting the allowance as necessary. The assessment considers forecasts of future taxable income and tax planning strategies that could be implemented to realize the future tax assets. Should operations not yield future taxable income or if tax planning strategies could not be implemented, then there could be a material impact on our consolidated tax expense or recovery and on the amount of future tax assets reported on our consolidated balance sheets.

Stock-Based Compensation

        Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation", provides companies an alternative to accounting for stock-based compensation. The pronouncement encourages, but does not require, companies to recognize an expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to continue to follow the intrinsic value method under APB Opinion No. 25 ("APB 25"), which does not give rise to an expense, provided that pro-forma disclosures are made of what net income (loss) and earnings (loss) per share would have been had the fair value method been used. We account for stock based compensation under the intrinsic value method and provide pro-forma disclosure as required by SFAS 123. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123, however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in Note 16 of our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Statement 123(R) must be adopted no later than January 1, 2006. The Company will be implementing the revised standard in the first quarter of 2006 and expects that the impact will be consistent with the pro-forma results that have been previously disclosed in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

        At December 31, 2005, we do not have any material off-balance sheet arrangements which should be disclosed.

Related Party Transactions

        Refer to Note 20 to our consolidated financial statements, which describes all material related party transactions.

Results of Operations

        The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31, 2005 Compared to December 31, 2004

Racing and gaming operations

        In 2005, we operated our largest racetracks for 99 fewer live race days compared to the prior year, primarily due to the expiration of the Bay Meadows lease and fewer live race days at Golden Gate Fields and Gulfstream Park due to reductions in awarded live race days, partially offset by the resumption of the quarter horse meet at Lone Star Park in 2005, which was cancelled in the prior year as the track hosted the Breeders' Cup™ in 2004. Our other racetracks operated for 24 fewer live race days in 2005, compared to the prior year, primarily due to a desired reduction in race days at Great Lakes Downs.

        In 2005, revenues from our racing and gaming operations decreased $62.7 million or 9.5% to $599.8 million, compared to $662.5 million in 2004, primarily due to:

•	California revenues below the prior year by $69.3 million or 26.2% due to:
	—	the expiry of the Bay Meadows lease on December 31, 2004;
	—	nine fewer live race days at Golden Gate Fields due to a change in the racing calendar; and
—
lower levels of handle and gross wagering at Santa Anita Park as a result of significant rainfall in Southern California in the first quarter of 2005, which resulted in the cancellation of a live race day and significantly reduced the number of races on the turf course. Turf course races typically generate higher levels of wagering;
•
Florida revenues below the prior year by $5.5 million or 6.9% due to the disruption of the racing operations as a result of the redevelopment project at Gulfstream Park. The live race meet conducted in the first half of 2005 operated out of temporary facilities and best efforts were made to minimize the negative impact of the disruption;
•	Northern U.S. operations below the prior year by $1.5 million or 1.6% due primarily to the expiry of the Multnomah Greyhound Park lease on December 31, 2004;
•
Southern U.S. operations below the prior year by $1.2 million or 1.3% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighbouring tracks, partially offset by increases in gaming revenues at Remington Park with the opening of its casino facility in late November 2005;
•
Increased revenues in our Maryland operations, where revenues were above the prior year by $8.7 million or 8.5% due to a record setting Preakness® in terms of admissions, handle and wagering and as a result of the new turf course at Laurel Park, which since being available for racing, has resulted in increased field sizes and increased handle;

•	Increased revenues in our European operations, where revenues were above the prior year by $5.4 million or 72.8% due to the opening of the Magna Racino™ in the second quarter of 2004 and increased wagering activity through MagnaBet™; and
•
Increased revenues in our technology operations, where revenues were above the prior year period by $1.4 million or 4.9% due to increased wagering activity through XpressBet® and additional advertising revenues generated by HRTV™.

        Pari-mutuel purses, awards and other decreased $28.1 million or 8.5% to $303.6 million in 2005, from $331.8 million in 2004, primarily due to the expiry of the Bay Meadows and Multnomah Greyhound Park leases, fewer live race days at Golden Gate Fields and decreased wagering at Santa Anita Park, Gulfstream Park and Lone Star Park for reasons noted above, partially offset by an increase in pari-mutuel taxes at XpressBet® as a result of a $1.6 million provision for state pari-mutuel taxes for 2003, 2004 and 2005, which was recorded in the current year. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 60.7% in 2004 to 62.2% in 2005, primarily due to lower pari-mutuel wagering revenues and the increase in pari-mutuel taxes at XpressBet® as noted above.

        Gaming taxes, purses and other were $2.6 million in 2005 with no prior year comparative due to the opening of the casino facility at Remington Park in late November 2005.

        Operating costs in our racing and gaming operations decreased $22.8 million to $253.5 million in 2005, from $276.3 million in 2004, primarily due to:

•	a decrease of $23.3 million in our California operations primarily as a result of the expiry of the Bay Meadows lease;
•	a decrease of $2.9 million in our Northern U.S. operations primarily due to the expiry of the Multnomah Greyhound Park lease on December 31, 2004;
•
a decrease of $1.7 million in our Southern U.S. operations primarily due to reduced marketing costs and other expense reductions at Lone Star Park, partially offset by increases in operating costs related to the casino facility at Remington Park which opened in late November 2005; partially offset by
•
an increase of $3.1 million in our Maryland operations primarily due to a $1.9 million provision for an amount due from the horsemen with respect to their contribution to the costs of simulcasting in 2004 and 2005 as well as increased costs incurred to generate additional revenues at the Preakness®; and
•
an increase of $3.2 million in our Florida operations as cost savings and expense reductions were offset by $5.7 million of amortization relating to the temporary facility construction costs at Gulfstream Park, which were amortized over Gulfstream Park's 2005 race meet.

As a percentage of total racing and gaming revenues, operating costs increased from 41.7% in 2004 to 42.3% in 2005, primarily as a result of the decline in racing revenues.

        General and administrative expenses in our racing and gaming operations decreased $2.6 million to $63.1 million in 2005, from $65.7 million in 2004, primarily due to:

•	a decrease of $5.4 million as a result of the expiry of the Bay Meadows lease; offset by
•	an increase of $2.3 million in our European operations due to the start-up during 2004 of certain of our European operations compared to a full year of operations in 2005; and

•	increases at several of our facilities as a result of increased health and benefit costs.

        As a percentage of total racing and gaming revenues, general and administrative expenses increased from 9.9% in 2004 to 10.5% in 2005 due primarily to the decline in racing revenues.

Real estate and other operations

        Revenues from real estate and other operations decreased $15.1 million from $40.0 million in 2004 to $24.9 million in 2005. The decrease in revenues is primarily attributable to:

•	in 2004, four Non-Core Real Estate properties were sold which generated revenues of $16.4 million and income before income taxes of $9.6 million, whereas in 2005, there were no sales of Non-Core Real Estate; partially offset by
•	an increase in golf and other revenues of $1.2 million primarily due to increased revenues at our Magna Golf Club as a result of increased membership activity.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $8.6 million from $20.5 million in 2004 to $11.9 million in 2005. Predevelopment, pre-opening and other costs of $11.9 million in 2005 represent costs of $6.3 million incurred in the pursuit of alternative gaming opportunities, $2.2 million of pre-opening costs incurred in the opening of the Remington Park casino facility, $1.0 million of legal costs relating to the protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.4 million of costs relating to development initiatives undertaken to enhance our racing operations. In 2004, the predevelopment, pre-opening and other costs of $20.5 million represented costs of $13.5 million pursuing alternative gaming opportunities, $2.7 million on the development of a simplified wagering machine, $1.3 million of costs relating to the Laurel Park redevelopment and $3.0 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.6 million from $36.6 million in 2004 to $39.2 million in 2005, primarily due to increased depreciation in our European operations primarily at the Magna Racino™, which commenced operations and depreciation of fixed assets on April 4, 2004 and increased depreciation at certain of our facilities on recent fixed asset additions.

Interest income and expense

        Our net interest expense in 2005 increased $13.4 million to $35.1 million from $21.7 million in 2004. The higher net interest expense is primarily attributable to increased borrowings on our senior secured revolving credit facility and on our bridge loan facility with MID and in our European and golf operations.    In 2005, $5.9 million of interest was capitalized with respect to projects under development, compared to $4.0 million in 2004.

Write-down of long-lived and intangible assets

        During 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax benefit

        We recorded an income tax benefit of $0.6 million on a loss before income taxes of $103.7 million in 2005, whereas in 2004, we recorded an income tax benefit of $3.8 million on a loss before income taxes of $102.6 million. The income tax benefit in 2005 of $0.6 million represents primarily certain Austrian income tax losses benefited, partially offset by income tax expense recognized by certain U.S. operations. The income tax benefit in 2004 of $3.8 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized by certain U.S. operations.

Discontinued operations

        Discontinued operations in 2005 and 2004 include the operations of Flamboro Downs and MVRC. The following table presents revenues and earnings (loss) from discontinued operations for 2005 and 2004:

	Year ended December 31,
	2005	2004
Revenues	$22,483	$29,104
Costs and expenses	17,342	20,471

	5,141	8,633
Depreciation and amortization	783	894
Interest expense, net	1,566	2,416
Write-down of racing license(i)	14,961	—

Income (loss) before gain on disposition	(12,169)	5,323
Gain on disposition(ii)	9,837	—

Income (loss) before income taxes	(2,332)	5,323
Income tax expense (benefit)	(149)	2,108

Net income (loss)	$(2,183)	$3,215

(i)
Upon entering into an agreement in principle with GCGC in July 2005 for the disposition of Flamboro Downs, which established fair values for certain assets, we performed impairment testing of these assets. Based on this analysis, a non-cash impairment charge of $15.0 million before income taxes or $12.5 million after income taxes, was required of Flamboro Downs' racing license in the year ended December 31, 2005.

(ii)
The gain on disposition of $9.8 million represents the gain recognized on the disposition of the investment in MVRC on September 30, 2005.

Year Ended December 31, 2004 Compared to December 31, 2003

Racing and gaming operations

        In 2004, we operated our largest racetracks for 42 fewer live race days compared to the prior year, primarily due to the cancellation of the quarter horse meet at Lone Star Park and The Maryland Jockey Club's desired reduction in race days. Pimlico Race Course and Laurel Park combined had 195 live race days in 2004 as compared to 213 live race days in 2003. Our other racetracks operated an additional 47 live race days in 2004, compared to the prior year, primarily due to the opening of Magna Racino™ on April 4, 2004 which added 50 live race days, the return of the spring quarter horse meet at Remington Park which added 11 live race days, partially offset by eight fewer live race days at Portland Meadows as a result of Portland Meadows' desired reduction in race days.

        In 2004, revenues from our racing and gaming operations decreased $2.4 million or 0.4% to $662.5 million, compared to $664.8 million in 2003, primarily due to:

•	California revenues below the prior year by $12.8 million or 4.6% due to:
	—	the 2003 revenues included $8.5 million of revenue generated on the sale of excess land at Golden Gate Fields; and
—
lower levels of handle and gross wagering at Santa Anita Park as a result of two less live race days coupled with lower average daily attendance. In addition, the Oak Tree meet ran only 26 days in 2004 compared to 32 days 2003 thereby reducing rental fees earned in 2004;
•
Northern U.S. operations below the prior year by $3.6 million or 3.7% due primarily to fewer live race days at Thistledown and Portland Meadows coupled with lower average daily attendance at certain of the racetracks included in this segment and a reduction in the number of OTB locations in our Oregon operations;
•	Increased revenues in our European operations, where revenues were above the prior year by $6.5 million due to the opening of the Magna Racino™ in the second quarter of 2004;
•	Increased revenues in our Maryland operations, where revenues were above the prior year by $2.0 million or 2.0% due to increased attendance and wagering at Pimlico on the Preakness Stakes®;
•	Florida revenues above the prior year by $1.7 million or 2.2% due to increased stall rent at Palm Meadows®, our thoroughbred training center in Palm Beach County, Florida; and
•	A decrease of $2.6 million of revenues earned through inter-company transactions from our racetracks, account wagering operations and separate OTB facilities.

        Pari-mutuel purses, awards and other increased $1.1 million or 0.3% to $331.8 million in 2004, from $330.7 million in 2003, primarily due to increased wagering at Pimlico during the Preakness Stakes® and the opening of Magna Racino™ for live racing, partially offset by reduced pari-mutuel wagering revenues at several of our facilities in 2004. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 59.8% in 2003 to 60.7% in 2004, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering.

        Operating costs in our racing and gaming operations increased $24.4 million or 9.7% to $276.3 million in 2004, from $251.9 million in 2003, primarily due to:

•	an increase of $21.3 million in our European operations due to the opening of the Magna Racino™ for live racing, pre-operating and start-up costs related to RaceONTV™ and MagnaBet™;
•	an increase of $3.9 million in our technology operations due to additional distribution and production costs at HRTV™ as a result of the Dish Network™ carriage agreement;
•	an increase of $3.2 million in our Southern U.S. operations primarily due to costs incurred at Lone Star Park in connection with hosting the 2004 Breeders' Cup™; partially offset by
•
a decrease of $4.5 million in our California operations primarily as a result of the inclusion of $8.5 million with regard to the sale of the excess land at Golden Gate Fields in 2003, partially offset by increased costs in 2004 at Santa Anita Park with the opening of an entertainment facility, including a new restaurant and sports bar.

        As a percentage of total racing and gaming revenues, operating costs increased from 37.9% in 2003 to 41.7% in 2004, primarily due to increased operating costs as described above.

        General and administrative expenses in our racing and gaming operations remained consistent in both years at $65.7 million in 2004 and $65.8 million in 2003 primarily due to:

•	an increase of $2.8 million in our European operations due to the start-up in 2004 of certain of our European operations; partially offset by
•	decreases at several of our facilities as a result of focused efforts to reduce costs.

Corporate costs included in general and administrative expenses declined approximately $0.9 million as a result of reduced salaries and wages, which were largely offset by expenses related to Sarbanes-Oxley requirements, bank service charges, increased rent at our head office and costs incurred in connection with MID's decision not to proceed with an unsolicited offer to take MEC private. As a percentage of total racing and gaming revenues, general and administrative expenses remained constant at 9.9% in 2004 and 2003.

Real estate and other operations

        Revenues from real estate and other operations increased $18.2 million from $21.8 million in 2003 to $40.0 million in 2004. The increase in revenues is primarily attributable to:

•	in 2004, four Non-Core Real Estate properties were sold which generated revenues of $16.4 million and income before income taxes of $9.6 million, whereas in 2003, there was only one sale of Non-Core Real Estate which generated revenues of $2.6 million which was equal to the carrying value of the property; and
•
an increase in golf and other revenues of $4.5 million primarily due to higher annual dues and initiation fee revenues from our Magna Golf Club and Fontana Sports facilities as a result of increased membership at both facilities.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs increased $11.7 million from $8.8 million in 2003 to $20.5 million in 2004. Predevelopment, pre-opening and other costs of $20.5 million in 2004 represent $13.5 million incurred pursuing alternative gaming opportunities, $2.7 million on the development of a simplified wagering machine, $1.3 million of costs relating to the Laurel Park redevelopment and $3.0 million of costs relating to development initiatives undertaken to enhance our racing operations. In 2003, the predevelopment, pre-opening and other costs of $8.8 million represented costs of $4.2 million pursuing alternative gaming opportunities, $0.8 million of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $3.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $5.3 million from $31.3 million in 2003 to $36.6 million in 2004, primarily due to depreciation at Magna Racino™, which commenced operations on April 4, 2004 and increased depreciation at our Palm Meadows® training center related to additional stall and dormitory construction, partially offset by reduced depreciation at Gulfstream Park as a result of the write-down of long-lived assets recorded in the second quarter of 2004 and at Remington Park as a result of the write-down of long-lived assets recorded in the fourth quarter of 2003.

Interest income and expense

        Our net interest expense in 2004 increased $10.0 million to $21.7 million in 2004 from $11.7 million in 2003. The higher net interest expense is primarily attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003, the issuance of a 15 million Euro term loan facility in the first quarter of 2004, borrowings on our Corporate revolving credit facility as well as less interest being capitalized with respect to projects under development. In 2004, $4.0 million of interest was capitalized with respect to projects under development, compared to $7.3 million in 2003.

Write-down of long-lived assets

        During 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax benefit

        We recorded an income tax benefit of $3.8 million on a loss before income taxes of $102.6 million in 2004, whereas in 2003 we recorded an income tax benefit of $63.5 million on a loss before income taxes of $169.9 million. The income tax benefit in 2004 of $3.8 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized by certain U.S. operations. Our effective income tax rate for 2003 was 37.4%.

Discontinued operations

        Discontinued operations in 2004 and 2003 include the operations of Flamboro Downs and MVRC. The following table presents revenues and earnings from discontinued operations for 2004 and 2003:

	Year ended December 31,
	2004	2003
Revenues	$29,104	$22,337
Costs and expenses	20,471	14,449

	8,633	7,888
Depreciation and amortization	894	582
Interest expense, net	2,416	1,894
Equity income	—	(992)

Income before income taxes	5,323	6,404
Income tax expense	2,108	5,123

Net income	$3,215	$1,281

Year Ended December 31, 2003 Compared to December 31, 2002

Racing and gaming operations

        In 2003, we operated our largest racetracks for an additional 287 live race days compared to the prior year. The overall increase in live race days at those racetracks is primarily attributable to our acquisitions of The Maryland Jockey Club and Lone Star Park at Grand Prairie, which were both acquired in the fourth quarter of 2002. Our other racetracks operated an additional 14 live race days in 2003, compared to the prior year, primarily due to additional live race days at Portland Meadows as a result of the 2002 live race meet concluding early in order to permit construction of a storm water retention system, partially offset by a decrease in live race days at Remington Park as a result of our desired reduction in race days at that location.

        In 2003, revenues from our racing and gaming operations increased $142.2 million or 27.2% to $664.8 million, compared to $522.6 million in 2002, primarily due to:

•	Increased revenues in our Maryland operations, where revenues were above the prior year by $95.5 million due to the acquisition of The Maryland Jockey Club in November 2002;
•	Southern U.S. operations were above the prior year by $57.3 million due to the acquisition of Lone Star Park at Grand Prairie in October 2002;
•
Increased revenues in our Technology operations, where revenues were above the prior year by $23.1 million due to a change in reporting whereby all account wagering activity was recorded through XpressBet® in 2003, whereas it had previously been recognized in The Meadows;
•	California revenues above the prior year by $4.8 million or 1.8% due to:
	—	the 2003 revenues included $8.5 million of revenue generated on the sale of excess land at Golden Gate Fields; partially offset by
—
lower levels of handle and pari-mutuel wagering at Santa Anita Park despite two additional live race days in 2003 compared to 2002 as a result of lower average daily attendance and decreased on-track wagering activity at the facility; partially offset by,
•
Northern U.S. operations below the prior year by $23.4 million or 19.3% primarily due to a decline of $20.4 million at The Meadows as the account wagering activities were no longer being recorded in The Meadows but were now being recorded in XpressBet®; and
•
Florida revenues below the prior year by $3.5 million or 4.3% due to lower levels of handle and pari-mutuel wagering at Gulfstream Park as a result of lower average daily attendance and decreased on-track wagering activity at the facility.

        Pari-mutuel purses, awards and other increased $54.7 million or 19.8% to $330.7 million in 2003, from $276.0 million in 2002, primarily due to the increase in pari-mutuel wagering revenues in 2003. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased from 61.2% in 2002 to 59.8% in 2003, primarily due to the mix of wagers made, the states the wagers were made in and the mix of on-track versus off-track wagering and purse subsidies received by The Maryland Jockey Club which lowered their purse expense.

        Operating costs in our racing and gaming operations increased $68.5 million to $251.9 million in 2003, from $183.4 million in 2002, primarily due to:

•	an increase of $35.5 million in our Maryland operations due to the acquisition of The Maryland Jockey Club in November 2002;
•	an increase of $24.0 million in our Southern U.S. operations due to the acquisition of Lone Star Park at Grand Prairie in October 2002;
•
an increase of $16.5 million in our California operations primarily as a result of the inclusion of $8.5 million of costs related to the sale of the excess land at Golden Gate Fields in 2003, additional rent expense incurred at our Bay Meadows facility of $2.9 million and increased costs incurred in the inaugural running of the Sunshine Millions™;
•
an increase of $4.3 million in our Technology operations due to a change in reporting whereby all account wagering activity was now recorded through XpressBet®, whereas it had previously been recognized in The Meadows; and
•
an increase of $3.3 million in our Florida operations primarily due to the opening of the Palm Meadows training facility and the costs associated with the operation of the training facility and increased costs incurred in the inaugural running of the Sunshine Millions™; partially offset by
•
a decrease of $11.7 million in our Northern U.S. operations primarily due to a change in reporting whereby all account wagering activity was now recorded through XpressBet®, whereas it had previously been recognized in The Meadows.

        As a percentage of total racing and gaming revenues, operating costs increased from 35.1% in 2002 to 37.9% in 2003. The increase in operating costs as a percentage of total racing and gaming revenues was primarily the result of additional costs incurred by our recent acquisitions, the sale of the excess real estate at Golden Gate Fields and additional rent expense incurred at our Bay Meadows facility. Excluding these factors, operating costs as a percentage of total racing revenues were 27.2% in 2003.

        General and administrative expenses in our racing and gaming operations increased $24.3 million from $41.5 million in 2002 to $65.8 million in 2003 primarily due to:

•	an increase of $8.0 million in our Maryland operations due to the timing of the acquisition of The Maryland Jockey Club in November 2002;
•	an increase of $4.6 million in our Southern U.S. operations due to the timing of the acquisition of Lone Star Park at Grand Prairie in October 2002;
•	an increase of $4.0 million in our Technology operations due to the timing of the launch of XpressBet® in 2002 and the launch of HRTV™ in 2003; and
•	higher costs of our head office.

Real estate and other operations

        Revenues from real estate and other operations decreased $4.8 million from $26.6 million in 2002 to $21.8 million in 2003. The decrease in revenues is primarily attributable to:

•	in 2002, four Non-Core Real Estate properties were sold which generated revenues of $8.9 million and income before income taxes of $2.2 million. In 2003, there was only one sale of Non-Core Real Estate which generated revenue of $2.6 million which was equal to the carrying value of the property; and
•	an increase in golf and other revenues of $1.4 million primarily due to increased revenues from our Magna Golf Club operations as a result of new members.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs were $8.8 million in 2003, compared to $2.3 million in 2002. Predevelopment, pre-opening and other costs of $8.8 million in 2003 represent $4.2 million incurred pursuing alternative gaming opportunities, $0.8 million of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $3.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations. In 2002, the predevelopment, pre-opening and other costs of $2.3 million related to developmental initiatives undertaken to enhance our racing operations.

Write-downs of long-lived and intangible assets and excess real estate

        Pursuant to SFAS 144 and SFAS 142, our long-lived assets, racing licenses and other intangible assets were tested for impairment after completion of our annual business planning process. As a result of the assets' carrying value at December 31, 2003 exceeding their fair value at certain of our business units, we recognized a non-cash impairment charge of $3.9 million related to long-lived assets and a non-cash impairment charge of $130.9 million related to the racing licenses and other intangible assets. In 2002, as a result of declining attendance and related revenues at Remington Park and Great Lakes Downs, operating profits and cash flows were lower than expected and based on the results, the earnings forecasts for these two racetracks were revised and we recognized an impairment in value of $14.7 million related to our long-lived assets and an impairment in value of racing licenses of $2.8 million. In addition, in 2002, we recognized a write-down of excess real estate of $5.8 million with respect to the sale of excess real estate located at Golden Gate Fields whereby the consideration received on the sale of this excess real estate exceeded the carrying value of the property.

Depreciation and amortization

        Depreciation and amortization increased $8.5 million to $31.3 million in 2003 from $22.8 million in 2002, primarily as a result of our recent acquisitions recording additional depreciation and amortization of $7.1 million and increased depreciation and amortization on recent fixed asset additions.

Interest income and expense

        Our net interest expense for 2003 increased $11.0 million to $11.7 million from $0.7 million in 2002. The higher net interest expense is attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003 and the issuance of $75.0 million of convertible subordinated notes in December 2002, as well as higher levels of long-term debt related to our acquisitions of The Maryland Jockey Club and Lone Star Park at Grand Prairie. In 2003, $7.3 million of interest was capitalized with respect to projects under development, compared to $2.7 million in the prior year period.

Income tax benefit

        We recorded an income tax benefit of $63.5 million on losses before income taxes of $169.9 million in 2003, compared to an income tax benefit of $8.6 million on losses before income taxes of $23.5 million in 2002. Our effective income tax rate in 2003 was 37.4%, compared to 36.6% in 2002, primarily due to increased non-deductible expenditures.

Discontinued operations

        Discontinued operations in 2003 and 2002 include the operations of Flamboro Downs and MVRC. The following table presents revenues and earnings from discontinued operations for 2003 and 2002:

	Year ended December 31,
	2003	2002
Revenues	$22,337	$59
Costs and expenses	14,449	37

	7,888	22
Depreciation and amortization	582	—
Interest expense, net	1,894	—
Equity income	(992)	(463)

Income before income taxes	6,404	485
Income tax expense	5,123	—

Net income	$1,281	$485

Liquidity and Capital Resources

Year Ended December 31, 2005

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $20.8 million to a use of cash of $70.8 million in 2005 from a use of cash of $50.0 million in 2004, primarily due to decreased earnings adjusted for the write-downs of long-lived and intangible assets. In 2005, cash provided by non-cash working capital balances was $5.9 million compared to cash provided from non-cash working capital balances of $9.1 million in 2004. Cash provided by non-cash working capital balances of $5.9 million in 2005 is primarily due to an increase in accounts payable and income taxes payable, partially offset by an increase in accounts receivable and a decrease in deferred revenue at December 31, 2005 compared to the respective balances at December 31, 2004.

Investment activities

        Cash used in investment activities in 2005 was $145.5 million, including expenditures of $149.5 million on real estate property and fixed asset additions and $1.8 million on other asset additions, partially offset by $5.8 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in 2005 of $149.5 million consisted of $91.0 million on the Gulfstream Park redevelopment, $25.6 million on the Remington Park gaming facility, $11.0 million at The Maryland Jockey Club, $8.7 million on maintenance capital improvements and $13.2 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $171.4 million in 2005 arising from advances and long-term debt from our parent company of $156.5 million, the issuance of debt of $27.7 million, net advances on our bank indebtedness of $2.8 million, partially offset by repayments of long-term debt of $15.6 million. The advances and long-term debt from our parent company of $156.5 million consists of $70.6 million on the bridge loan, $66.2 million on the Gulfstream Park project financing arrangement and $19.7 million on the Remington Park project financing arrangement. The issuance of debt of $27.7 million represents $27.5 million of debt incurred by the Magna Golf Club through a financing arrangement, which is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement and $0.2 million on an equipment loan at The Maryland Jockey Club. The net advances of $2.8 million on our bank indebtedness relates to a $3.0 million bank term line of credit at one of our European subsidiaries.

Year Ended December 31, 2004

Operating activities

        Cash provided by operations before changes in non-cash working capital decreased $46.0 million to a use of cash of $50.0 million in 2004 from a use of cash of $4.0 million in 2003, primarily due to decreased earnings in 2004 adjusted for the write-downs of long-lived and intangible assets. In 2004, cash provided from non-cash working capital balances was $9.1 million compared to cash provided from non-cash working capital balances of $14.9 million in 2003. Cash provided from non-cash working capital balances of $9.1 million in 2004 is primarily due to an increase in accounts receivable, partially offset by increases in accounts payable, accrued salaries and wages, other accrued liabilities and deferred revenues at December 31, 2004 compared to the respective balances at December 31, 2003.

Investment activities

        Cash used in investment activities in 2004 was $119.9 million, including expenditures of $139.2 million on real estate property and fixed asset additions and $0.6 million on other asset additions, partially offset by $19.8 million of net proceeds received on the disposal of Non-Core Real Estate and fixed assets. Expenditures on real estate property and fixed asset additions in 2004 consisted of $41.7 million on the Gulfstream Park redevelopment, $36.6 million on Magna Racino™, $19.4 million at The Maryland Jockey Club, $12.1 million for construction at our Palm Meadows training center, $9.0 million on maintenance capital improvements, $4.0 million on the entertainment facility, including a new restaurant and sports bar at Santa Anita Park, $0.8 million for the purchase of land in Ocala, Florida and $15.6 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $119.2 million in 2004 arising from the issuance of debt of $119.2 million, $23.4 million from long-term debt from our parent company (net of loan origination expenses of $3.0 million) related to the Gulfstream Park project financing arrangement, the utilization of our credit facilities of $29.5 million, the issuance of $0.9 million of share capital on the exercise of stock options, partially offset by repayments of long-term debt of $53.8 million. The issuance of debt of $119.2 million is comprised of $75.0 million of debt incurred by The Santa Anita Companies, Inc., debt of $23.6 million incurred by one of our European subsidiaries, debt incurred by another of our European subsidiaries of $18.4 million, $1.3 million of debt incurred by Pimlico Racing Association, Inc. and debt incurred to fund the purchase of a mobile video screen that will be used at our racetracks of $0.9 million.

Year Ended December 31, 2003

Operating activities

        Cash used in operations before changes in non-cash working capital decreased $23.7 million to a use of cash of $4.0 million in 2003 from a source of cash of $19.7 million in 2002 primarily due to lower net income. In 2003, cash provided by non-cash working capital balances was $14.9 million compared to cash provided by non-cash working capital balances of $0.3 million in 2002 primarily as a result of the collection of a receivable during 2003 from a land sale which was recorded in a prior year.

Investment activities

        Cash used in investment activities in 2003 was $109.0 million, including expenditures of $105.7 million on real estate property and fixed asset additions and $16.5 million on other asset additions, including $12.1 million on our acquisition of the master lease on the Portland Meadows racetrack and an interest in the underlying real estate and $4.3 million on our 30% equity investment in AmTote International, Inc., partially offset by $13.2 million of net proceeds received on the disposal of real estate and fixed assets. Expenditures relating to real estate property and fixed asset additions in 2003 were comprised of $31.9 million for our Austrian racetrack under development, $29.4 million for the construction of our Palm Meadows training center, maintenance capital improvements of $15.9 million, $4.9 million for the construction of our horse bedding manufacturing facility in North Carolina, $3.7 million for the purchase of land adjacent to the Pimlico Race Course, $2.1 million for improvements at Lone Star Park at Grand Prairie and $17.8 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and account wagering and television related activities.

Financing activities

        Cash provided by financing activities was $102.7 million in 2003. We issued $150.0 million of 8.55% convertible subordinated notes in June 2003 which are due June 15, 2010 and received net proceeds of $145.0 million. Our revolving credit facility of $49.5 million was repaid early in the year from proceeds on the sale of Non-Core Real Estate received late in 2002. One of our subsidiaries had borrowed $6.7 million under an operating facility as at December 31, 2003. We incurred additional long-term debt of $16.1 million and made repayments of $15.7 million.

Working Capital, Cash and Other Resources

        Our net working capital, excluding assets and liabilities held for sale and discontinued operations, was ($160.9) million at December 31, 2005, compared to ($42.1) million at December 31, 2004.

        On July 22, 2005, we announced that as part of our strategic plan, the Board of Directors approved a Recapitalization Plan, which is intended to recapitalize our balance sheet over the following 12 months through the sale of certain non-strategic assets, with proceeds realized from those asset sales being applied to reduce debt. The Recapitalization Plan also contemplates a possible partnership to pursue alternative gaming opportunities at our racetracks and the possible raising of equity in 2006. The proceeds of such an equity offering would be used to further reduce debt and for general corporate purposes. In connection with this Recapitalization Plan, in July 2005, we entered into two loan agreements with MID. The first loan agreement effectively replaced the existing $77.0 million construction loan commitment for The Meadows racetrack and slots facility in Pennsylvania with a loan for up to $34.2 million to fund the development, design and construction of the alternative gaming facility at Remington Park in Oklahoma. No advances had been made under The Meadows project financing. In addition, certain terms of the existing $115.0 million Gulfstream Park loan were amended. The second loan agreement provided for a non-revolving bridge loan facility of up to $100.0 million.

        A subsidiary of MID has provided a non-revolving bridge loan facility of up to $100.0 million. $50.0 million was available to us as of the closing of the bridge loan, a second tranche of $25.0 million was made available to us on October 17, 2005 and a third tranche of $25.0 million was made available to us on February 10, 2006. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to us and an additional arrangement fee of $0.5 million was paid when the third tranche of the loan was made available to us. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At our option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at December 31, 2005 was 10.9%. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of MEC's assets and guaranteed by certain of our subsidiaries. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, we have pledged the shares and licences of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, we have also assigned all inter-company loans made between us and our subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of MEC and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the year ended December 31, 2005, $74.1 million was advanced on this bridge loan, such that at December 31, 2005, $74.1 million was outstanding under the bridge loan. Net loan origination expenses of $2.6 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the year ended December 31, 2005, $0.2 million of commitment fees and $2.3 million of interest expense was incurred related to the bridge loan, of which $0.6 million was outstanding at December 31, 2005. The Company and MID entered into an agreement to amend the bridge loan agreement to provide that (i) we place $13.0 million from the Flamboro Downs sale proceeds into escrow with MID, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, (ii) MID waive its negative pledge over our land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) we will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that we did not enter into definitive agreements prior to December 1, 2005 to sell certain additional assets or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by us. Upon the closing of the sale of certain assets, we will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On November 17, 2005, Gulfstream Park signed a loan agreement with BE&K, Inc., which to December 31, 2005 had not been drawn upon. On February 9, 2006, the bridge loan was amended such that certain subsidiaries were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries. At December 31, 2005, we had placed $13.7 million into escrow with MID, which is included in accounts receivable on the consolidated balance sheets. In accordance with the terms of the senior secured revolving credit facility and the bridge loan agreement, we were required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales.

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the year ended December 31, 2005, $67.0 million (for the year ended December 31, 2004 — $26.4 million) was advanced such that at December 31, 2005, $97.1 million was outstanding under the Gulfstream Park loan, which includes $3.7 million of accrued interest. Net loan origination expenses of $3.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. As at December 31, 2005, $20.7 million has been advanced under the loan and $0.3 million of interest has accrued on the loan, such that at December 31, 2005, $21.0 million was outstanding under this loan. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding loan balance and the loan balance will be accreted to its face value over the term to maturity.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, however may be extended at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our $50.0 million senior secured revolving credit facility and our bridge loan from MID. At December 31, 2005, $69.2 million was outstanding under this fully drawn facility.

        Loans under our $50.0 million senior secured revolving credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At December 31, 2005, we had borrowed $27.3 million and issued letters of credit totaling $21.7 million under this facility, such that $1.0 million was unused and available. Effective July 27, 2005, the facility's term was extended to July 31, 2006, the financial covenants were amended and are now EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields, mandatory repayment provisions were added and interest rates have been changed such that borrowings are now available by way of U.S. Base rate loans plus 3% or LIBOR plus 4%.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 2, 2008. At December 31, 2005, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 15, 2007. At December 31, 2005, all of the notes remained outstanding.

        In December 2004, one of our European subsidiaries entered into a loan arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At December 31, 2005, $20.9 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a financing arrangement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2006 through 2008. We received proceeds of Cdn. $13.7 million that is repayable in three annual installments of Cdn. $5.0 million commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%. At December 31, 2005, $11.7 million was outstanding under this arrangement. On April 5, 2005, the same Canadian subsidiary entered into a loan agreement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. We received proceeds of Cdn. $20.5 million that is repayable in six annual installments of Cdn. $5.0 million commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum. At December 31, 2005, $17.6 million was outstanding under this arrangement.

        One of our European subsidiaries is party to a Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At December 31, 2005, $17.8 million was outstanding on this facility which matures on February 9, 2007.

        One of our European subsidiaries has a 15.0 million Euro term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At December 31, 2005, $17.8 million was outstanding under this facility, which matures on December 15, 2006.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At December 31, 2005, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At December 31, 2005, $13.7 million and $4.3 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        A subsidiary of the Company, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At December 31, 2005, $9.6 million was outstanding under this term loan facility.

        At December 31, 2005, we had cash and cash equivalents of $50.9 million, bank indebtedness of $30.3 million and total shareholders' equity of $459.6 million. At December 31, 2005, we were not in compliance with one of the financial covenants of our senior secured revolving credit facility and our bridge loan facility. In February 2006, the lender of our senior secured revolving credit facility and MID agreed to waive compliance with the financial covenant contained in both loan agreements in relation to Golden Gate Fields. Under both loan agreements, the financial covenant related to the earnings before interest, income taxes, depreciation and amortization of Golden Gate Fields. Earnings in the fourth quarter at Golden Gate Fields were below expectation primarily as a result of a change in the racing calendar which resulted in six fewer live race days than planned. This is a situation specific to the fourth quarter of 2005 which is not expected to recur again or negatively impact financial covenant calculations at the quarter end dates remaining in the terms of these facilities. We were in compliance with all other debt agreements and related covenants as at December 31, 2005.

        We believe that our current cash resources, cash flow from our racing and gaming and real estate operations as well as proceeds from the anticipated sales of real estate holdings and other assets including The Meadows and our residential development property in Palm Beach County, Florida, will be sufficient to finance our operations and our maintenance capital expenditure program during the next year. In order to implement our strategic plan, including the addition of a slots facility at Gulfstream Park and capitalizing on future growth opportunities, we will be required to seek additional financing and funds from one or more possible sources, which may include MID, asset sales, project financings for racing and/or alternative gaming developments, investments by partners in certain of our racetracks and other business operations and debt or equity offerings through public or private sources. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to add alternative gaming to our racetracks where and when permitted or improve or expand our operations as planned may be adversely affected.

Contractual Obligations and Commitments

        Our commitments to make future payments consist primarily of repayments of long-term debt including capital lease obligations, amounts due to our parent, obligations under operating and facility leases, construction commitments and other long-term liabilities. Our contractual obligations and commitments at December 31, 2005 are as follows:

($ thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	38,033	62,334	69,361	51,135	220,863
Amounts due to Parent	74,712	3,178	2,654	112,313	192,857
Convertible subordinated notes	—	—	225,000	—	225,000
Capital lease obligations	1,320	2,904	2,904	28,512	35,640
Operating leases(1)	1,225	1,829	420	—	3,474
Facility leases	1,491	2,566	1,636	1,509	7,202
Construction and development project commitments	20,100	—	—	—	20,100
Other long-term liabilities	2,254	3,481	2,329	4,808	12,872

	139,135	76,292	304,304	198,277	718,008

(1)
Operating lease obligations do not include contingent rental payments.

        The racetrack and associated land under capital lease at Lone Star Park at Grand Prairie is included in the Grand Prairie Metropolitan Utility and Reclamation District ("GPMURD"). Lone Star Park entered into an agreement with GPMURD whereby it is required to make certain payments to GPMURD in lieu of property taxes. Such payments include amounts necessary to cover GPMURD operating expenses and debt service for certain bonds issued by GPMURD to fund improvements on the land up to the debt service requirements. Lone Star Park incurred $1.8 million in regards to this arrangement in the year ended December 31, 2005.

        We have a 30% equity interest in AmTote, a provider of totalisator services to the pari-mutuel industry. We have an option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of acquisition. If we exercise the First Option, we have a second option to acquire the remaining 40% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of exercise of the First Option. The shareholders of AmTote also have the right to sell to us their remaining equity interest during the 120 day period following the exercise of the First Option.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at December 31, 2005 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into two interest rate swap contracts. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility, which is $69.2 million as at December 31, 2005.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25 ("APB 25") and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123, however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net loss and loss per share in our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Statement 123(R) must be adopted no later than January 1, 2006. The Company will be implementing the revised standard in the first quarter of 2006 and expects that the impact will be consistent with the pro-forma results that have been previously disclosed.

Forward-looking Statements

        This Report, contains "forward-looking statements" within the meaning of applicable securities legislation, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: our strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management's good faith assumptions and analyses made in the light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company's control, that could cause actual events or results to differ materially from such forward-looking statements.

        Important factors that could cause such differences include, but are not limited to, the factors discussed below under "Management's Discussion and Analysis of Results of Operations and Financial Position" and "Risk Factors" sections of our subsequent public filings.

        Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is incorporated by reference to the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Magna Entertainment Corp.

        We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Magna Entertainment Corp.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.

        As described in note 2 to these consolidated financial statements, the Company changed its accounting policies for the valuation of acquired intangible assets other than goodwill.

/s/ Ernst & Young LLP
Toronto, Canada	Ernst & Young LLP
February 3, 2006, except for Note 20(a)(i) as to which the date is February 9, 2006 and Note 23 as to which the date is March 15, 2006.

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except per share figures)

		Years ended December 31,
	Note	2005	2004	2003
			(restated-note 5)	(restated-note 5)
Revenues	19,20
Racing and gaming
Pari-mutuel wagering		$488,480	$546,784	$552,755
Gaming		6,132	—	—
Non-wagering	8	105,173	115,672	112,073

		599,785	662,456	664,828

Real estate and other
Sale of real estate		—	16,387	2,649
Golf and other		24,870	23,630	19,121

		24,870	40,017	21,770

		624,655	702,473	686,598

Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other		303,638	331,755	330,668
Gaming taxes, purses and other		2,630	—	—
Operating costs	8	253,535	276,335	251,866
General and administrative		63,135	65,742	65,838
Real estate and other
Cost of real estate sold		—	6,762	2,618
Operating costs		18,987	17,511	16,600
General and administrative		1,324	2,147	2,362
Predevelopment, pre-opening and other costs		11,882	20,508	8,767
Depreciation and amortization		39,222	36,616	31,315
Interest expense, net	14	35,132	21,675	11,726
Write-down of long-lived and intangible assets	7	—	26,685	134,856
Equity income		(1,122)	(635)	(161)

		728,363	805,101	856,455

Loss from continuing operations before income taxes		(103,708)	(102,628)	(169,857)
Income tax benefit	12	(598)	(3,777)	(63,479)

Net loss from continuing operations		(103,110)	(98,851)	(106,378)
Net income (loss) from discontinued operations	5	(2,183)	3,215	1,281

Net loss		(105,293)	(95,636)	(105,097)
Other comprehensive income (loss)
Foreign currency translation adjustment	17	(14,971)	15,627	40,493
Change in fair value of interest rate swap	18	415	660	583

Comprehensive loss		$(119,849)	$(79,349)	$(64,021)

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock
Basic and Diluted
Continuing operations	16	$(0.96)	$(0.92)	$(0.99)
Discontinued operations	16	(0.02)	0.03	0.01

Total loss per share		$(0.98)	$(0.89)	$(0.98)

Average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding
during the year (in thousands):
Basic and Diluted	16	107,356	107,323	107,143

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

		Years ended December 31,
	Note	2005	2004	2003
			(restated-note 5)	(restated-note 5)
Cash provided from (used for):
OPERATING ACTIVITIES:
Net loss from continuing operations		$(103,110)	$(98,851)	$(106,378)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities
Depreciation and amortization		39,222	36,616	31,315
Future income taxes	12	(5,996)	(5,452)	(67,121)
Gain on disposal of real estate properties		—	(9,625)	(31)
Loss (gain) on disposal of fixed assets		(2,555)	96	—
Write-down of long-lived and intangible assets	7	—	26,685	137,436
Equity income		(1,122)	(635)	(161)
Amortization of loan origination costs		1,541	—	—
Amortization of convertible subordinated notes issue costs	15	1,090	1,090	800
Issuance of Class A Subordinate Voting Stock under the
Long-term Incentive Plan	16	102	123	144

		(70,828)	(49,953)	(3,996)

Changes in non-cash working capital
Restricted cash		(1,817)	405	(4,617)
Accounts receivable		(7,144)	(10,118)	16,707
Income taxes receivable/payable		6,036	(47)	(490)
Prepaid expenses and other		(111)	446	2,747
Accounts payable		16,766	4,529	518
Accrued salaries and wages		(1,829)	2,669	(915)
Customer deposits		(356)	337	(165)
Other accrued liabilities		1,650	3,044	(1,134)
Deferred revenue		(7,271)	7,826	2,255

		5,924	9,091	14,906

		(64,904)	(40,862)	10,910

INVESTING ACTIVITIES:
Real estate property additions		(143,555)	(129,729)	(102,195)
Fixed asset additions		(5,994)	(9,427)	(3,536)
Other asset additions		(1,779)	(582)	(16,549)
Proceeds on real estate sold to a related party	20	1,400	—	—
Proceeds on disposal of real estate properties		4,403	18,801	13,248
Proceeds on disposal of fixed assets		—	1,040	—

		(145,525)	(119,897)	(109,032)

FINANCING ACTIVITIES:
Net increase (decrease) in bank indebtedness	13	2,760	29,500	(42,779)
Issuance of long-term debt		27,714	119,208	16,110
Proceeds from advances and long-term debt with parent	20	156,519	23,408	—
Repayment of long-term debt		(15,553)	(53,806)	(15,701)
Issuance of share capital	16	—	852	29
Issuance of convertible subordinated notes	15	—	—	145,000

		171,440	119,162	102,659

Effect of exchange rate changes on cash and cash equivalents		704	3,202	11,995

Net cash flows provided from (used for) continuing operations		(38,285)	(38,395)	16,532
Net cash flows provided from (used for) discontinued operations	5	29,162	2,798	(8,565)

Net increase (decrease) in cash and cash equivalents during the year		(9,123)	(35,597)	7,967
Cash and cash equivalents, beginning of year		60,005	95,602	87,635

Cash and cash equivalents, end of year		$50,882	$60,005	$95,602

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars and share amounts in thousands)

		December 31,
	Note	2005	2004
			(restated-notes 4 & 5)
ASSETS
Current assets:
Cash and cash equivalents		$50,882	$60,005
Restricted cash		24,776	23,231
Accounts receivable		51,918	45,068
Income taxes receivable		—	947
Prepaid expenses and other		7,591	12,129
Assets held for sale	4	89,720	1,863
Discontinued operations	5	—	5,398

		224,887	148,641

Real estate properties, net	9	950,041	865,517
Fixed assets, net	10	62,016	48,242
Racing licenses		109,868	109,868
Other assets, net	11	14,976	14,541
Future tax assets	12	52,457	34,388
Assets held for sale	4	—	87,900
Discontinued operations	5	—	94,256

		$1,414,245	$1,403,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	13	$30,260	$27,500
Accounts payable		63,382	47,989
Accrued salaries and wages		8,254	10,041
Customer deposits		2,549	2,905
Other accrued liabilities		68,887	64,966
Income taxes payable		3,793	—
Long-term debt due within one year	14	38,033	13,401
Due to parent	20	72,060	—
Deferred revenue		8,846	16,673
Liabilities related to assets held for sale	4	27,737	3,331
Discontinued operations	5	—	8,867

		323,801	195,673

Long-term debt	14	182,830	202,495
Long-term debt due to parent	20	113,500	23,408
Convertible subordinated notes	15	220,347	219,257
Other long-term liabilities	22	12,872	11,919
Future tax liabilities	12	101,301	89,631
Liabilities related to assets held for sale	4	—	25,016
Discontinued operations	5	—	57,274

		954,651	824,673

Commitments and contingencies	20,21
Shareholders' equity:
Class A Subordinate Voting Stock
(Issued: 2005 — 48,895; 2004 — 48,879)	16	318,105	318,003
Class B Stock
(Issued: 2005 and 2004 — 58,466)	16	394,094	394,094
Contributed surplus	20	17,943	17,282
Deficit		(308,947)	(203,654)
Accumulated comprehensive income	17,18	38,399	52,955

		459,594	578,680

		$1,414,245	$1,403,353

On behalf of the Board:

/s/ W. Thomas Hodgson Director	/s/ William J. Menear Director

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Class A Subordinate Voting Stock	Class B Stock	Contributed Surplus	Deficit	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2002	$316,855	$394,094	$17,282	$(2,921)	$(4,408)
Activity for the year ended December 31, 2003:
Net loss				(105,097)
Foreign currency translation adjustment (note 17)					40,493
Change in fair value of interest rate swap (note 18)					583
Issue of Class A Subordinate Voting Stock
under the Long-term Incentive Plan (note 16)	144
Issue of Class A Subordinate Voting Stock
on exercise of stock options (note 16)	29

Balances at December 31, 2003	317,028	394,094	17,282	(108,018)	36,668
Activity for the year ended December 31, 2004:
Net loss				(95,636)
Foreign currency translation adjustment (note 17)					15,627
Change in fair value of interest rate swap (note 18)					660
Issue of Class A Subordinate Voting Stock
under the Long-term Incentive Plan (note 16)	123
Issue of Class A Subordinate Voting Stock
on exercise of stock options (note 16)	852

Balances at December 31, 2004	318,003	394,094	17,282	(203,654)	52,955
Activity for the year ended December 31, 2005:
Net loss				(105,293)
Foreign currency translation adjustment (note 17)					(14,971)
Change in fair value of interest rate swap (note 18)					415
Issue of Class A Subordinate Voting Stock
under the Long-term Incentive Plan (note 16)	102
Net gain on sale of real estate to a related party (note 20)			661

Balances at December 31, 2005	$318,105	$394,094	$17,943	$(308,947)	$38,399

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

  Magna Entertainment Corp. (the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and supplies, via simulcasting, live racing content to the growing inter-track, off-track and account wagering markets. The Company operates or manages eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. In October 2005, the Company completed the sale of Flamboro Downs, a standardbred racetrack and in September 2005, the Company completed the sale of our interest in Maryland-Virginia Racing Circuit, Inc. ("MVRC"), which managed the operations of Colonial Downs, a thoroughbred and standardbred racetrack. On December 31, 2004, the Company ceased operations at Bay Meadows and Multnomah Greyhound Park as these were operations in leased facilities and the leases were not renewed for 2005. In addition, the Company operates off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. The Company also owns and operates HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that was initially launched on the Racetrack Television Network, a network in which the Company has a minority interest and which was formed to telecast races from the Company's racetracks and other racetracks, via private direct to home satellite, to paying subscribers. In 2004, the Company launched RaceONTV™ in Europe to provide North American racing content from the Company's racetracks and other U.S. racetracks that have agreed to participate in the Company's international distribution network to locations outside North America. The Company also owns a 30% equity interest in AmTote International, Inc., a provider of totalisator services to the pari-mutuel industry. To support certain of the Company's thoroughbred racetracks, the Company also owns and operates thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. The Company also owns and operates production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

  In addition to racetracks, the Company owns a significant real estate portfolio, which includes two golf courses and related recreational facilities in Austria and Canada, as well as two residential developments in various stages of development in Austria and Canada and one residential development held for sale in the United States.

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

  Cash and Cash Equivalents

  Cash and cash equivalents include cash on account, demand deposits and short-term investments with remaining maturities of less than three months at acquisition and exclude restricted cash, which represents segregated cash accounts held by the Company on behalf of others, primarily horse owners.

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

  Racing Licenses

  Racing licenses, which were acquired through the Company's acquisition of racetracks, represent the value attributed to licenses to conduct race meets. Racing licenses are intangible assets that meet the definition of an indefinite life intangible and are not subject to amortization, but are evaluated for impairment on an annual basis or when impairment indicators are present. Racing license impairment is assessed based on a comparison of the fair value of an individual reporting unit's racing license to its carrying value. An impairment write-down to fair value would occur if the discounted cash flows from operations less charges for contributory assets assumed to be owned by third parties is less than the carrying value of the racing license.

  Revenue Recognition

  The Company records operating revenues associated with horse racing on a daily basis. Pari-mutuel wagering revenues are recognized gross of purses, stakes and awards and pari-mutuel wagering taxes. The costs relating to these amounts are shown as "pari-mutuel purses, awards and other".

  Gaming revenues represent the net win earned on slot wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. Gaming taxes, purses and other represent statutory required amounts to be distributed to the state as tax and to the horsemen to supplement purses.

  Non-wagering revenues include food and beverage sales, program sales, admissions, parking, sponsorship, rental fees and other revenues. Revenues from food and beverage and program sales are recorded at the time of sale. Revenues from admissions and parking are recorded on a daily basis, except for seasonal amounts which are recorded ratably over the racing season. Revenues from sponsorship and rental fees are recorded ratably over the terms of the respective agreements or when the related event occurs.

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

  Seasonality

  The Company's racing business is seasonal in nature. The Company's racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year. The Company's racing operations have historically operated at a loss in the second half of the year, with the third quarter generating the largest operating loss. This seasonality has resulted in large quarterly fluctuations in revenue and operating results.

  Advertising

  Costs incurred for producing advertising associated with horse racing are generally expensed when the advertising program commences. Costs incurred with respect to promotions for specific live race days are expensed on the applicable race day.

  Foreign Exchange

  Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the year-end and revenues and expenses are translated at the average rate during the year. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in accumulated comprehensive income in shareholders' equity. The appropriate amounts of exchange gains or losses included in accumulated comprehensive income are reflected in operations when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

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

  The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation is as follows:

	Years ended December 31,
	2005	2004	2003
Net loss, as reported	$(105,293)	$(95,636)	$(105,097)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(877)	(972)	(2,181)

Pro-forma net loss	$(106,170)	$(96,608)	$(107,278)

Loss per share
Basic — as reported	$(0.98)	$(0.89)	$(0.98)
Basic — pro-forma	$(0.99)	$(0.90)	$(1.00)

Diluted — as reported	$(0.98)	$(0.89)	$(0.98)
Diluted — pro-forma	$(0.99)	$(0.90)	$(1.00)

  Loss per Share

  Basic loss per share is computed by dividing net loss by the weighted average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the year. Diluted loss per share reflects the assumed conversion of all dilutive securities using the "if converted" method for convertible debentures and the "treasury stock" method for options.

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

  Interest Rate Swaps

  The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The fair value of the swaps is recorded on the balance sheet as an asset or liability with the offset recorded in other comprehensive income (loss), net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of income taxes in other comprehensive income (loss).

  Self Insurance

  The Company self-insures for employee medical and dental coverages up to $125 thousand per incident. Self-insurance reserves include known claims and estimates of incurred but not reported claims based upon the Company's claims experience. The Company also maintains stop-loss insurance coverage for medical claims that exceed $125 thousand per incident.

  Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, however, actual results could differ from these estimates.

  Comparative Amounts

  Certain of the comparative amounts have been reclassified to conform to the current year presentation and to reflect discontinued operations and assets and liabilities held for sale.

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

  The provisions of Statement 123(R) are effective in the first annual reporting period beginning after June 15, 2005 with calendar year-end companies being required to adopt Statement 123(R) in the first quarter of 2006. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net loss and loss per share in note 16 to these consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

2.     ACCOUNTING CHANGE

  In accordance with a United States Securities and Exchange Commission staff announcement, effective January 1, 2005, the Company changed its method of performing its annual impairment test for its racing licenses from a residual method to a direct value method. This change had no impact on the results of operations for the year ended December 31, 2005.

3.     ACQUISITIONS

  (a)
  Flamboro Downs Holdings Limited

    On October 18, 2002, the shares of Flamboro Downs Holdings Limited, the owner and operator of Flamboro Downs, a harness racetrack located in Hamilton, Ontario, 45 miles west of Toronto, were acquired by Ontario Racing Inc. ("ORI"). Flamboro Downs houses a gaming facility with 750 slot machines operated by the Ontario Lottery and Gaming Corporation. ORI was owned by an employee of the Company. On April 16, 2003, the Company received all necessary regulatory approvals for the acquisition of Flamboro Downs, and accordingly, the shares of ORI were transferred to the Company. As the terms of the arrangements between the Company and ORI provided the Company with significant influence over ORI and entitlement to the undistributed earnings of ORI, the results of operations of ORI were accounted for under the equity method for the period from October 18, 2002 to April 16, 2003 (refer to note 5).

    The acquisition has been accounted for using the purchase method and the purchase price has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital deficit	$(1,549)
Real estate properties and fixed assets	16,494
Racing license	55,491
Future taxes	(11,031)

Net assets acquired and total purchase price, net of cash acquired	$59,405

The purchase consideration for this acquisition is as follows:
Cash	$23,055
Issuance of secured notes	32,855
Obligation with respect to the extension of the slot agreement	3,495

$59,405

  (b)
  AmTote International, Inc.

    On August 22, 2003, the Company completed the acquisition of a 30% equity interest in AmTote International, Inc. ("AmTote") for a total cash purchase price, including transaction costs, of $4.3 million. The Company has an option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of acquisition. If the Company exercises the First Option, it has a second option to acquire the remaining 40% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of exercise of the First Option. Also, the shareholders of AmTote have the right to sell to the Company their remaining equity interest during the 120 day period following the exercise of the First Option. AmTote is a provider of totalisator services to the pari-mutuel industry and has service contracts with over 70 North American racetracks and other wagering entities. The Company's 30% share of the results of operations of AmTote is accounted for under the equity method.

4.     ASSETS HELD FOR SALE

  (a)
  On November 3, 2005, the Company announced that one of its subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros, Inc., a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale is subject to the completion of due diligence by the purchaser by February 28, 2006 and a closing by March 30, 2006 (refer to note 23(b)).

  (b)
  On November 9, 2005, the Company announced that it had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc., each wholly-owned subsidiaries of the Company, through which the Company currently owns and operates The Meadows, a standardbred racetrack in Pennsylvania. The sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and satisfaction of certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay the Company $225.0 million and the Company will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum five-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which will be released over time in accordance with the terms of the share purchase agreement.

  (c)
  The Company's assets and liabilities held for sale as at December 31, 2005 and 2004 are shown below. All assets held for sale and related liabilities have been classified as current at December 31, 2005 as the transactions described in sections (a) and (b) above are expected to close within one year from the balance sheet date.

	December 31,
	2005	2004
ASSETS
Current assets:
Restricted cash	$443	$192
Accounts receivable	450	272
Income taxes receivable	857	593
Prepaid expenses and other	969	806
Real estate properties, net	26,562	—
Fixed assets, net	1,576	—
Racing license	58,266	—
Other assets, net	200	—
Future tax assets	397	—

	89,720	1,863

Real estate properties, net	—	26,830
Fixed assets, net	—	1,971
Racing license	—	58,266
Other assets, net	—	252
Future tax assets	—	581

	—	87,900

	$89,720	$89,763

	December 31,
	2005	2004
LIABILITIES
Current liabilities:
Accounts payable	$2,012	$2,046
Accrued salaries and wages	44	259
Other accrued liabilities	623	725
Deferred revenue	312	301
Future tax liabilities	24,746	—

	27,737	3,331

Future tax liabilities	—	25,016

	$27,737	$28,347

  (d)
  In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MI Developments Inc. ("MID"), the Company is required to use the net proceeds from the sale of excess real estate in Palm Beach County, Florida and the sale of The Meadows, as described in sections (a) and (b) above, to fully pay down principal amounts outstanding under the bridge loan and to permanently pay down a portion of the principal amounts outstanding under the senior secured revolving credit facility up to $12.0 million.

5.     DISCONTINUED OPERATIONS

  (a)
  On August 16, 2005, the Company and Great Canadian Gaming Corporation ("GCGC") entered into a share purchase agreement under which GCGC acquired all of the outstanding shares of ORI. Required regulatory approval for the sale transaction was obtained on October 17, 2005 and the Company completed the transaction on October 19, 2005. On closing, GCGC paid Cdn. $50.7 million and U.S. $23.6 million, in cash and assumed ORI's existing debt.

    As required under U.S. GAAP, the Company's long-lived assets and racing licenses are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The sale transaction described above established fair values of certain assets of Flamboro Downs and accordingly, the Company performed impairment testing of these assets at June 30, 2005. Based on this analysis, the Company recognized a non-cash impairment loss of $15.0 million before income taxes or $12.5 million after income taxes of Flamboro Downs' racing license.

  (b)
  On August 18, 2005, three subsidiaries of the Company entered into a share purchase agreement with Colonial Downs, L.P. ("Colonial LP") pursuant to which Colonial LP purchased all of the outstanding shares of MVRC. MVRC was an indirect subsidiary of the Company that managed the operations of Colonial Downs, a thoroughbred and standardbred horse racetrack located in New Kent, Virginia, pursuant to a management agreement with Colonial LP, the owner of Colonial Downs. Required regulatory approval for the sale transaction was obtained on September 28, 2005 and the Company completed the transaction on September 30, 2005. On closing, the Company received cash consideration of $6.8 million, net of transaction costs, and a one-year interest-bearing note in the principal amount of $3.0 million, which is included in accounts receivable on the consolidated balance sheets.

  (c)
  The Company's results of operations and cash flows related to discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years ended December 31,
	2005	2004	2003
Revenues	$22,483	$29,104	$22,337
Costs and expenses	17,342	20,471	14,449

	5,141	8,633	7,888
Depreciation and amortization	783	894	582
Interest expense, net	1,566	2,416	1,894
Write-down of racing license	14,961	—	—
Equity income	—	—	(992)

Income (loss) before gain on disposition	(12,169)	5,323	6,404
Gain on disposition	9,837	—	—

Income (loss) before income taxes	(2,332)	5,323	6,404
Income tax expense (benefit)	(149)	2,108	5,123

Net income (loss)	$(2,183)	$3,215	$1,281

	Years ended December 31,
	2005	2004	2003
Cash provided from (used for):
Operating activities	$994	$4,342	$2,895
Investing activities	35,972	(784)	(227)
Financing activities	(6,989)	(1,845)	(1,812)
Effect of exchange rate changes on cash and cash equivalents	(1,451)	(2,484)	(5,262)

Net increase (decrease) in cash and cash equivalents during the year from operations	28,526	(771)	(4,406)
Payments from (to) the Company's continuing operations	(29,162)	(2,798)	8,565

Net increase (decrease) in cash and cash equivalents during the year	(636)	(3,569)	4,159
Cash and cash equivalents, beginning of year	636	4,205	46

Cash and cash equivalents, end of year	$—	$636	$4,205

    The Company's assets and liabilities related to discontinued operations as at December 31, 2005 and 2004 are shown below:

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$—	$636
Restricted cash	—	2,055
Accounts receivable	—	2,315
Income taxes receivable	—	258
Prepaid expenses and other	—	134

	—	5,398

Real estate properties, net	—	19,896
Fixed assets, net	—	1,325
Racing license	—	72,759
Future tax assets	—	276

	—	94,256

	$—	$99,654

	December 31,
	2005	2004
LIABILITIES
Current liabilities:
Accounts payable	$—	$2,901
Accrued salaries and wages	—	6
Other accrued liabilities	—	621
Long-term debt due within one year	—	4,362
Deferred revenue	—	977

	—	8,867

Long-term debt	—	39,003
Future tax liabilities	—	18,271

	—	57,274

	$—	$66,141

6.     SALE AND LEASE ARRANGEMENT OF GREAT LAKES DOWNS

  On August 24, 2004, MI Racing Inc., a wholly-owned subsidiary of the Company, sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC ("Richmond Racing") for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million.

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

7.     WRITE-DOWN OF LONG-LIVED AND INTANGIBLE ASSETS

  The Company's long-lived assets and racing licenses are tested for impairment upon completion of the Company's annual business planning process. The fair value of the racetracks is determined using the discounted cash flow method, including a probability-weighted approach in considering the likelihood of possible outcomes. It also includes the estimated future cash flows associated with the racing licenses and long-lived assets directly associated with, and expected to arise as a direct result of, the use and disposition of those assets. The fair value of each of the racing licenses and long-lived assets was then compared to their respective carrying values in order to determine the amount of the impairment. The long-lived assets consist of fixed assets and real estate properties.

  Write-downs and impairment charges relating to long-lived and intangible assets recognized are as follows:

	Years ended December 31,
	2005	2004(i)	2003(ii)
Gulfstream Park	$—	$26,252	$49,078
The Maryland Jockey Club	—	433	47,712
Bay Meadows	—	—	20,294
Multnomah Greyhound Park	—	—	5,538
Remington Park	—	—	4,780
Portland Meadows	—	—	3,754
Thistledown	—	—	3,700

	$—	$26,685	$134,856

  (i)
  During the year ended December 31, 2004, the Company commenced a major redevelopment of its Gulfstream Park racetrack and demolished certain long-lived assets. As a result, the Company recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets in connection with the redevelopment.

    During the year ended December 31, 2004, the Company also commenced the redevelopment of the racing surfaces at Laurel Park. As a result, the Company recognized a non-cash write-down of $0.4 million related to Laurel Park's long-lived assets in connection with the redevelopment.

  (ii)
  During the year ended December 31, 2003, Gulfstream Park and The Maryland Jockey Club ("MJC") experienced lower average daily attendance and decreased on-track wagering activity compared to the prior year. Based on these impairment indicators, the Company tested Gulfstream Park's and MJC's long-lived and intangible assets for recoverability. The Company used an expected present value approach of estimated future cash flows, including a probability weighted approach in considering the likelihood of possible outcomes, to determine the fair value of the long-lived and intangible assets. Based on this analysis, non-cash impairment charges were required of Gulfstream Park's racing license of $49.1 million and a portion of MJC's racing license of $47.7 million.

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

8.     WRITE-DOWN OF EXCESS REAL ESTATE

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

9.     REAL ESTATE PROPERTIES

  Real estate properties consist of:

	December 31,
	2005	2004
Revenue-producing racing real estate
Cost
Land and improvements	$206,873	$208,841
Buildings	495,018	395,338
Construction in progress	119,247	104,583

	821,138	708,762
Accumulated depreciation
Buildings	(91,005)	(68,280)

Revenue-producing racing real estate, net	730,133	640,482

Excess racing real estate	96,303	98,332

Development real estate
Cost
Land and improvements	40,611	39,494
Construction in progress	3,155	1,222

Development real estate	43,766	40,716

Revenue-producing non-racing real estate
Cost
Land and improvements	37,130	37,543
Buildings	51,299	56,957

	88,429	94,500
Accumulated depreciation
Buildings	(11,090)	(11,025)

Revenue-producing non-racing real estate, net	77,339	83,475

Non-core real estate
Cost
Land and improvements	2,482	2,487
Buildings	71	74

	2,553	2,561
Accumulated depreciation
Buildings	(53)	(49)

Non-core real estate, net	2,500	2,512

	$950,041	$865,517

  Included in revenue-producing racing real estate properties are land and improvements and buildings under capital lease with a cost of $45.6 million (December 31, 2004 — $45.6 million) and accumulated depreciation of $6.8 million (December 31, 2004 — $4.6 million).

  The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

10.   FIXED ASSETS

  Fixed assets consist of:

	December 31,
	2005	2004
Revenue-producing racing fixed assets
Cost
Machinery and equipment	$62,755	$42,662
Furniture and fixtures	49,594	46,064

	112,349	88,726
Accumulated depreciation
Machinery and equipment	(24,969)	(20,019)
Furniture and fixtures	(29,800)	(25,499)

Revenue-producing racing fixed assets, net	57,580	43,208

Revenue-producing non-racing fixed assets
Cost
Machinery and equipment	5,541	4,693
Furniture and fixtures	7,897	8,102

	13,438	12,795
Accumulated depreciation
Machinery and equipment	(4,033)	(3,280)
Furniture and fixtures	(4,969)	(4,481)

Revenue-producing non-racing fixed assets, net	4,436	5,034

	$62,016	$48,242

  Included in revenue-producing racing fixed assets are machinery and equipment and furniture and fixtures under capital lease with a cost of $1.9 million (December 31, 2004 — $1.9 million) and accumulated depreciation of $1.6 million (December 31, 2004 — $1.4 million).

11.   OTHER ASSETS

  Other assets consist of:

	December 31,
	2005	2004
Long-term receivables and other	$8,099	$8,093
Equity investment	5,878	5,708
Fair value of interest rate swaps (note 18(c))	586	—
Goodwill	413	740

	$14,976	$14,541

12.   INCOME TAXES

  (a)
  The provision for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:

	Years ended December 31,
	2005	2004	2003
Expected provision:
Federal statutory income tax rate (35%)	$(36,298)	$(35,920)	$(59,450)
State income tax, net of federal benefit	309	586	(6,223)
Tax losses not benefited (utilized)	29,499	30,624	(1,082)
Foreign rate differentials	1,080	87	(42)
Change in enacted income tax rates	—	(5,108)	—
Foreign dividends	1,599	1,894	—
Non-deductible expenses	2,985	4,530	2,617
Other	228	(470)	701

Income tax benefit	$(598)	$(3,777)	$(63,479)

    At December 31, 2005, the Company had United States, Canadian and Austrian federal income tax loss carry-forwards totaling approximately $266.0 million. Of the $266.0 million in loss carry-forwards at December 31, 2005, $54.1 million have no expiration date and the remainder expire as follows:

Years:
2008 to 2010	$3,100
2012 to 2018	4,700
2020 to 2025	204,100

$211,900

    There are annual limitations on the utilization of certain loss carry-forwards subject to expiration.

    The Company also has U.S. state income tax loss carry-forwards available.

  (b)
  The details of the loss from continuing operations before income taxes by jurisdiction are as follows:

	Years ended December 31,
	2005	2004	2003
United States	$(77,377)	$(84,978)	$(171,292)
Foreign	(26,331)	(17,650)	1,435

	$(103,708)	$(102,628)	$(169,857)

  (c)
  The details of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2005	2004	2003
Current income tax provision
United States	$746	$679	$698
Foreign	4,652	996	2,944

	5,398	1,675	3,642

Future income tax provision (benefit)
United States	(75)	14	(63,661)
Foreign	(5,921)	(5,466)	(3,460)

	(5,996)	(5,452)	(67,121)

	$(598)	$(3,777)	$(63,479)

  (d)
  Future income taxes have been provided on temporary differences, which consist of the following:

	Years ended December 31,
	2005	2004	2003
Tax deferral on sale of real estate	$(570)	$1,956	$2,536
Amortization of purchase accounting fair value increments, for tax purposes in excess of book	1,131	1,928	1,901
Tax gain in excess of book gain on disposal of real estate property	(198)	(1,404)	(6,403)
Tax benefit of charitable contribution carry-forward	—	—	(269)
Tax benefit of loss carry-forwards	(29,080)	(31,220)	(10,932)
Fee revenue in excess of tax (tax in excess of book)	459	66	(1,305)
Securitization of future amounts receivable under access fee agreements	(4,176)	—	—
Write-down of assets for book purposes	—	—	(53,194)
Increase (reduction) in valuation allowance	27,685	30,853	(920)
Change in enacted income tax rates	—	(5,108)	—
Other	(1,247)	(2,523)	1,465

	$(5,996)	$(5,452)	$(67,121)

  (e)
  Future tax assets and liabilities consist of the following temporary differences:

	December 31,
	2005	2004
Assets
Real estate properties tax value in excess of book value	$20,456	$20,850
Tax benefit of loss carry-forwards
Pre-acquisition	3,525	4,282
Post-acquisition	97,121	49,012
Tax benefit of charitable contribution carry-forward	1,400	1,400
Benefit of various tax credit carry-forwards	2,749	2,700

	125,251	78,244

Valuation allowance
Valuation allowance against tax basis of loss carry-forwards
Pre-acquisition	(3,349)	(4,107)
Post-acquisition	(59,451)	(29,755)
Valuation allowance against tax basis of real estate
properties in excess of book value	(9,994)	(9,994)

Future tax assets	$52,457	$34,388

Liabilities
Real estate properties book basis in excess of tax basis	$68,744	$62,547
Other assets book basis in excess of tax basis	20,553	22,038
Foreign branch tax deferral and other	12,004	5,046

Future tax liabilities	$101,301	$89,631

  (f)
  Income taxes paid in cash were $4.2 million for the year ended December 31, 2005 (for the year ended December 31, 2004 — $2.9 million; for the year ended December 31, 2003 — $2.1 million).

13.   BANK INDEBTEDNESS

  (a)
  On July 27, 2005, the Company amended and extended its $50.0 million senior revolving credit facility to July 31, 2006. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At December 31, 2005, the Company had borrowings under the facility of $27.3 million (December 31, 2004 — $27.5 million) and had issued letters of credit totaling $21.7 million (December 31, 2004 — $21.9 million) under the credit facility, such that $1.0 million was unused and available.

    The loans under the facility bear interest at either the U.S. Base rate plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. The weighted average interest rate on the loans outstanding under the credit facility as at December 31, 2005 was 9.3% (December 31, 2004 — 6.0%).

    In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MID (refer to note 20), the Company was required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales.

    At December 31, 2005, the Company was not in compliance with one of the financial covenants contained in the credit agreement. A waiver was obtained from the lender for the financial covenants breach at December 31, 2005.

  (b)
  On July 27, 2005, one of the Company's European subsidiaries entered into a bank term line of credit agreement of Euros 2.5 million (U.S. $3.0 million) bearing interest at the European Interbank Offered Rate ("EURIBOR") plus 0.75% per annum (3.2% at December 31, 2005). The term line of credit is due on July 31, 2006. A European subsidiary has provided two first mortgages on real estate as security for this facility. At December 31, 2005, the bank term line of credit is fully drawn.

14.   DEBT AND COMMITMENTS

  (a)
  The Company's long-term debt consists of the following:

	December 31,
	2005	2004
Term loan facility, bearing interest at LIBOR plus 2.0% per annum (6.3% at December 31, 2005) with a maturity date of October 7, 2007, subject to a further extension at the Company's option to October 7, 2009. The facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. ("SAC") and a pledge of all of the outstanding capital stock of LATC and SAC. At December 31, 2005, the term loan is fully drawn and is repayable in monthly principal amounts of $417 thousand until maturity.	$69,167	$73,750
Loan of Euros 17.6 million, bearing interest at an implicit rate of 5.17% per annum, secured by an assignment of future amounts receivable under the Fontana Sports access agreement, repayable in nine annual principal and interest payments of Euros 2.5 million commencing January 1, 2006 until the last installment has been made in 2014.	20,880	23,869
Obligation to pay $18.3 million on exercise of either the put or call option to acquire the remaining voting and equity interests in MJC, bearing interest at the six-month LIBOR (4.6% at December 31, 2005). The Company can exercise the call option at any time during the period starting 48 months and ending 60 months after November 27, 2002 (the date on which MJC was acquired), and the put option can be exercised by the other party at any time during the first five years after November 27, 2002.	18,312	18,312
Term loan facility of Euros 15.0 million, bearing interest at 4.0% per annum with a maturity date of February 9, 2007, secured by a pledge of land and a guarantee by the Company.	17,761	20,304
Term loan facility of Euros 15.0 million, bearing interest at EURIBOR plus 2% per annum (4.3% at December 31, 2005) with a maturity date of December 15, 2006, secured by a first and second mortgage on land in Austria owned by the European subsidiary.	17,761	20,304
Loan of Cdn. $20.5 million, bearing interest at a rate of 6.36% per annum, secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014, repayable in six annual principal and interest payments of Cdn. $5.0 million commencing January 1, 2009 until the last installment has been made in 2014.	17,595	—

	December 31,
	2005	2004
Capital lease (imputed interest rate of 8.5%) maturing April 1, 2027, secured by buildings and improvements at Lone Star Park at Grand Prairie.	15,520	15,520
Term loan facilities, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (7.0% at December 31, 2005) until December 1, 2008, with a maturity date of December 1, 2013. On December 1, 2008, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loans are repayable in quarterly principal and interest payments. The loans are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.	13,698	17,786
Financing arrangement of Cdn. $13.7 million, bearing interest at an implicit rate of 5.08% per annum, secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2006 through 2008, repayable in three annual principal and interest payments of Cdn. $5.0 million commencing January 1, 2006 until the third installment has been made in 2008.	11,733	—
Term loan facility, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (7.0% at December 31, 2005), with a maturity date of December 15, 2019. The term loan is repayable in quarterly principal and interest payments. The loan is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.	9,608	10,000
Term loan facility, bearing interest at 7.0% per annum until June 7, 2007, with a maturity date of June 7, 2017. On June 7, 2007 and June 7, 2012, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The term loan is callable on December 31, 2006 or December 31, 2011. The loan is secured by a deed of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.	4,274	4,501
Bank term loan of Euros 2.9 million, bearing interest at EURIBOR plus 0.625% per annum (3.1% at December 31, 2005). The term loan is due in July 2006. A European subsidiary has provided two first mortgages on real estate properties as security for this facility.	3,442	7,870
Other loans to various subsidiaries from various banks and city governments, including equipment loans and a term loan, with interest rates ranging from 4.0% to 8.1%.	1,112	1,180
Unsecured promissory note bearing interest at 6.1% per annum, which matured on September 14, 2005.	—	2,500

	$220,863	$215,896
Less: due within one year	(38,033)	(13,401)

	$182,830	$202,495

    At December 31, 2005, the Company is in compliance with all of these long-term debt agreements and related financial covenants.

    The overall weighted average interest rate on long-term debt, long-term debt due to parent and convertible subordinated notes at December 31, 2005 was 6.8% (December 31, 2004 — 6.7%; December 31, 2003 — 6.7%).

  (b)
  Future principal repayments on long-term debt at December 31, 2005 are as follows:

2006	$38,033
2007	49,007
2008	13,327
2009	61,401
2010	7,960
Thereafter	51,135

$220,863

  (c)
  Included within the above schedule of future principal repayments of long-term debt (note 14(b)) is an obligation under a capital lease. Future minimum lease payments under the capital lease in effect at December 31, 2005 are as follows:

2006	$1,320
2007	1,452
2008	1,452
2009	1,452
2010	1,452
Thereafter	28,512

Total payments	35,640
Less: capital lease minimum payments representing interest	(20,120)

Present value of lease payments	$15,520

  (d)
  Interest expense and interest income include:

	Years ended December 31,
	2005	2004	2003
Interest cost, gross	$42,117	$26,747	$20,629
Less: Interest capitalized	(5,864)	(4,043)	(7,281)

Interest expense	36,253	22,704	13,348
Interest income	(1,121)	(1,029)	(1,622)

Interest expense, net	$35,132	$21,675	$11,726

    Interest capitalized relates to real estate properties under development.

    Interest paid in cash for the year ended December 31, 2005 was $29.9 million (for the year ended December 31, 2004 — $25.1 million; for the year ended December 31, 2003 — $19.9 million).

15.   CONVERTIBLE SUBORDINATED NOTES

  (a)
  8.55% Convertible Subordinated Notes

    In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2005, all the notes remained outstanding.

    The Company incurred issue expenses of $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

  (b)
  7.25% Convertible Subordinated Notes

    In December 2002, the Company issued $75.0 million of 7.25% convertible subordinated notes which mature on December 15, 2009. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after December 21, 2005, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after December 21, 2005 and before December 15, 2007, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2005, all the notes remained outstanding.

    The Company incurred issue expenses of $2.8 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

16.   CAPITAL STOCK AND LONG-TERM INCENTIVE PLAN

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

  (b)
  Changes in the Class A Subordinate Voting Stock and Class B Stock for the years ended December 31, 2005, 2004 and 2003 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value
Issued and outstanding at December 31, 2002	48,647,831	$316,855	58,466,056	$394,094	107,113,887	$710,949
Issued on exercise of Stock Options	6,000	29	—	—	6,000	29
Issued under the Long- term Incentive Plan	25,965	144	—	—	25,965	144

Issued and outstanding at December 31, 2003	48,679,796	317,028	58,466,056	394,094	107,145,852	711,122
Issued on exercise of Stock Options	175,000	852	—	—	175,000	852
Issued under the Long- term Incentive Plan	24,000	123	—	—	24,000	123

Issued and outstanding at December 31, 2004	48,878,796	318,003	58,466,056	394,094	107,344,852	712,097
Issued under the Long-term Incentive Plan	16,567	102	—	—	16,567	102

Issued and outstanding at December 31, 2005	48,895,363	$318,105	58,466,056	$394,094	107,361,419	$712,199

  Loss Per Share

  (c)
  The following table is a summary of the elements used in calculating basic and diluted loss per share (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Years ended December 31,
	2005	2004	2003
Net loss from continuing operations	$(103,110)	$(98,851)	$(106,378)
Net income (loss) from discontinued operations	(2,183)	3,215	1,281

Net loss	$(105,293)	$(95,636)	$(105,097)

Weighted average shares outstanding	107,356,108	107,323,300	107,143,107
Net effect of dilutive instruments(i)	—	—	—

Diluted weighted average shares outstanding	107,356,108	107,323,300	107,143,107

Earnings (loss) per share:
Basic and Diluted
Continuing operations	$(0.96)	$(0.92)	$(0.99)
Discontinued operations	(0.02)	0.03	0.01

Total loss per share	$(0.98)	$(0.89)	$(0.98)

  (i)
  As a result of the net loss for the years ended December 31, 2005, 2004 and 2003, options to purchase 4,827,500 shares (for the year ended December 31, 2004 — 4,500,500; for the year ended December 31, 2003 — 4,841,500), notes convertible into 30,100,124 shares (for the year ended December 31, 2004 — 30,100,124; for the year ended December 31, 2003 — 20,790,421) and 199,471 performance share awards (for the years ended December 31, 2004 and 2003 — nil) have been excluded from the computation of diluted loss per share since their effect is anti-dilutive.

  Maximum Shares

  (d)
  The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, convertible subordinated notes and performance shares issued and outstanding as at December 31, 2005 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding at December 31, 2005	48,895
Class B Stock outstanding at December 31, 2005	58,466
Options to purchase Class A Subordinate Voting Stock	4,828
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
Performance share awards of Class A Subordinate Voting Stock	199

142,488

  Long-term Incentive Plan

  (e)
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

    During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which will award performance shares of Class A Subordinate Voting Stock as contemplated under the Plan in 2005. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vested over a six or eight month period to December 31, 2005 and are to be distributed, subject to certain conditions, in two equal installments. The first distribution date is on or about March 31, 2006 and the second distribution date is on or about March 31, 2007. During the year ended December 31, 2005, 201,863 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. At December 31, 2005, there were 199,471 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. During the year ended December 31, 2005, 2,392 performance shares were issued under this program for consideration of approximately $17 thousand.

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

    Information with respect to shares under option is as follows (number of shares subject to option in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option			Weighted Average Exercise Price
	2005	2004	2003	2005	2004	2003
Balance, Beginning of Year	4,500,500	4,841,500	5,361,833	$6.18	$6.14	$6.18
Granted	720,000	200,000	640,000	6.55	6.41	6.93
Exercised	—	(175,000)	(6,000)	—	4.87	4.88
Forfeited(i)	(393,000)	(366,000)	(1,154,333)	7.39	6.30	6.78

Balance, End of Year	4,827,500	4,500,500	4,841,500	$6.14	$6.18	$6.14

  (i)
  For the years ended December 31, 2005 and 2004, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. For the year ended December 31, 2003, options forfeited were primarily as a result of employment contracts being terminated for certain employees due to down-sizing of the corporate office. No options that were forfeited for the years ended December 31, 2005, 2004 and 2003 were subsequently reissued.

    Information regarding stock options outstanding is as follows:

	Options Outstanding			Options Exercisable
	2005	2004	2003	2005	2004	2003
Number	4,827,500	4,500,500	4,841,500	4,127,715	3,909,430	3,996,811
Weighted average
exercise price	$6.14	$6.18	$6.14	$6.07	$6.14	$6.10
Weighted average
remaining contractual
life (years)	5.1	5.6	6.6	4.5	5.3	6.3

    Pro-forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The average fair value of the stock option grants in 2005 was $2.94 (for the year ended December 31, 2004 — $2.38; for the year ended December 31, 2003 — $1.50). The fair value of stock option grants in 2005 was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2005	2004	2003
Risk free interest rates	4.0%	3.0%	2.0%
Dividend yields	—	0.84%	0.84%
Volatility factor of expected market price of
Class A Subordinate Voting Stock	0.547	0.574	0.534
Weighted average expected life (years)	4.00	4.00	4.00

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

    The Company's SFAS 123 pro-forma net loss and the related per share amounts are as follows:

	Years ended December 31,
	2005	2004	2003
Net loss, as reported	$(105,293)	$(95,636)	$(105,097)
Pro-forma stock compensation expense determined
under the fair value method, net of tax	(877)	(972)	(2,181)

Pro-forma net loss	$(106,170)	$(96,608)	$(107,278)

Loss per share
Basic — as reported	$(0.98)	$(0.89)	$(0.98)
Basic — pro-forma	$(0.99)	$(0.90)	$(1.00)

Diluted — as reported	$(0.98)	$(0.89)	$(0.98)
Diluted — pro-forma	$(0.99)	$(0.90)	$(1.00)

    For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

17.   CURRENCY TRANSLATION ADJUSTMENT

  Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2005, the Company incurred unrealized currency translation losses of $15.0 million, primarily from the weakening of the Euro against the U.S. dollar (an unrealized gain of $15.6 million for the year ended December 31, 2004; an unrealized gain of $40.5 million for the year ended December 31, 2003).

18.   FINANCIAL INSTRUMENTS

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

    Cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable/payable, bank indebtedness, accounts payable, customer deposits, other accrued liabilities and due to parent.

    Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

    Long-term debt, long-term debt due to parent and convertible subordinated notes

    The fair value of the Company's long-term debt, long-term debt due to parent and convertible subordinated notes is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of arrangements. Based on current rates for debt with similar terms and maturities, the fair values of the Company's long-term debt, long-term debt due to parent and convertible subordinated notes are not materially different from their carrying values.

  (b)
  Credit Risk

    The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable.

    Cash and cash equivalents, which include short-term investments, including commercial paper, are only invested in entities with an investment grade credit rating. Credit risk is further reduced by limiting the amount which is invested in any one government or corporation.

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

    During the year ended December 31, 2005, the Company entered into an interest swap contract with a major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 7.05% on a notional amount of $10.0 million under The Santa Anita Companies, Inc. facility, reduced by monthly amounts of $60 thousand until maturity. The maturity date of the contract is October 7, 2007.

    During the year ended December 31, 2004, the Company entered into an interest rate swap contract with the same major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under The Santa Anita Companies, Inc. facility, reduced by monthly amounts of $417 thousand until maturity. The maturity date of the contract is October 31, 2007.

    U.S. GAAP requires companies to recognize all of their derivative instruments at fair value. Gains or losses related to changes in fair value of derivative instruments designated as cash flow hedges are recorded in accumulated comprehensive income (loss) if certain hedge criteria are met, and recognized in the statement of operations along with the related results of the hedged item. The Company formally documents, designates and assesses the effectiveness of such transactions.

    The Company has designated its interest rate swap contracts as a cash flow hedge of anticipated interest payments under its variable rate debt agreement. Accordingly, gains and losses on the swaps that are recorded in accumulated comprehensive income (loss) will be recorded in the statement of operations as net interest expense in the periods in which the related variable interest is paid.

    The Company's interest rate swaps are an asset of approximately $0.6 million at December 31, 2005, which is included in other assets (refer to note 11) on the consolidated financial statements (December 31, 2004 — payable of $0.1 million (refer to note 22); December 31, 2003 — payable of $1.2 million), using current interest rates.

    The Company expects to reclassify approximately $0.3 million before income taxes, or $0.2 million after income taxes, of the amount included in accumulated comprehensive income (loss) as of December 31, 2005, into net interest expense over the next twelve months.

    Otherwise, the Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

19.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows training center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park's racing and gaming operations and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network and the North American production facility for StreuFex™; (6) European operations include Magna Racino™, MagnaBet™, RaceONTV™ and the European production facility for StreuFex™; and (7) Technology operations include XpressBet®, HorseRacing TV™ and a 30% equity investment in AmTote International, Inc. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and golf and other operations which include the operation of two golf courses and related facilities and other real estate holdings including residential housing developments adjacent to the Company's golf courses.

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

	Years ended December 31,
	2005	2004	2003
Revenues
California operations (i)	$195,527	$264,777	$277,561
Florida operations	74,542	80,035	78,320
Maryland operations	111,252	102,521	100,489
Southern U.S. operations	89,793	91,008	90,588
Northern U.S. operations (i)	92,532	94,039	97,633
European operations	12,816	7,417	890
Technology operations	31,088	29,649	29,452

	607,550	669,446	674,933
Corporate and other	116	936	423
Eliminations	(7,881)	(7,926)	(10,528)

Total racing and gaming operations	599,785	662,456	664,828

Sale of real estate	—	16,387	2,649
Golf and other	24,870	23,630	19,121

Total real estate and other operations	24,870	40,017	21,770

Total revenues	$624,655	$702,473	$686,598

	Years ended December 31,
	2005	2004(ii)	2003(iii)
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations (i)	$16,674	$25,366	$11,365
Florida operations	(254)	(17,987)	(41,495)
Maryland operations	4,956	4,903	(43,037)
Southern U.S. operations	4,665	3,915	(1,522)
Northern U.S. operations (i)	(191)	(2,265)	(14,851)
European operations	(19,481)	(20,963)	(131)
Technology operations	(4,329)	(2,798)	(26)

	2,040	(9,829)	(89,697)
Corporate and other	(24,071)	(27,597)	(28,542)
Predevelopment, pre-opening and other costs	(11,882)	(20,508)	(8,767)

Total racing and gaming operations	(33,913)	(57,934)	(127,006)

Sale of real estate	—	9,625	31
Golf and other	4,559	3,972	159

Total real estate and other operations	4,559	13,597	190

Total EBITDA	$(29,354)	$(44,337)	$(126,816)

  (i)
  For the years ended December 31, 2004 and 2003, the California operations segment included the operations of Bay Meadows, the facility lease for which expired on December 31, 2004. Bay Meadows' revenues were $60.6 million and $61.2 million and earnings (loss) before interest, income taxes, depreciation and amortization were $4.9 million and $(15.1) million, respectively, for the years ended December 31, 2004 and 2003.

    For the years ended December 31, 2004 and 2003, the Northern U.S. operations segment included the operations of Multnomah Greyhound Park in Portland, Oregon, the facility lease for which expired on December 31, 2004. Multnomah Greyhound Park's revenues were $3.4 million and $4.4 million and loss before interest, income taxes, depreciation and amortization was $2.4 million and $7.7 million, respectively, for the years ended December 31, 2004 and 2003.

  (ii)
  For the year ended December 31, 2004, the Florida operations segment includes a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment includes a non-cash write-down of long-lived assets of $0.4 million.

  (iii)
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

	December 31,
	2005	2004
Total Assets
California operations	$295,066	$310,026
Florida operations	303,069	205,149
Maryland operations	178,022	167,682
Southern U.S. operations	140,786	105,024
Northern U.S. operations	40,307	39,657
European operations	132,921	176,906
Technology operations	17,298	15,439

	1,107,469	1,019,883
Corporate and other	115,038	74,701

Total racing and gaming operations	1,222,507	1,094,584

Non-Core Real Estate	2,500	2,512
Golf and other	99,518	116,840

Total real estate and other operations	102,018	119,352

Total assets from continuing operations	1,324,525	1,213,936
Total assets held for sale	89,720	89,763
Total assets from discontinued operations	—	99,654

Total assets	$1,414,245	$1,403,353

	Years ended December 31,
	2005	2004	2003
Real estate properties and fixed asset additions
Racing and gaming operations	$148,548	$136,238	$102,713
Real estate and other operations	1,001	2,918	3,018

Total real estate properties and fixed asset additions	$149,549	$139,156	$105,731

  Reconciliation of EBITDA to Net Loss

	Year ended December 31, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(33,913)	$4,559	$(29,354)
Interest expense, net	33,274	1,858	35,132
Depreciation and amortization	36,017	3,205	39,222

Loss from continuing operations
before income taxes	$(103,204)	$(504)	(103,708)
Income tax benefit			(598)

Net loss from continuing operations			(103,110)
Net loss from discontinued operations			(2,183)

Net loss			$(105,293)

	Year ended December 31, 2004
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(57,934)	$13,597	$(44,337)
Interest expense (income), net	23,040	(1,365)	21,675
Depreciation and amortization	33,601	3,015	36,616

Income (loss) from continuing operations
before income taxes	$(114,575)	$11,947	(102,628)
Income tax benefit			(3,777)

Net loss from continuing operations			(98,851)
Net income from discontinued operations			3,215

Net loss			$(95,636)

	Year ended December 31, 2003
	Racing and Other Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(127,006)	$190	$(126,816)
Interest expense (income), net	12,117	(391)	11,726
Depreciation and amortization	28,443	2,872	31,315

Loss from continuing operations
before income taxes	$(167,566)	$(2,291)	(169,857)
Income tax benefit			(63,479)

Net loss from continuing operations			(106,378)
Net income from discontinued operations			1,281

Net loss			$(105,097)

  Geographic Segments

  Revenues by geographic segment of the Company are as follows:

	Years ended December 31,
	2005	2004	2003
United States	$589,229	$661,390	$668,477
Canada	11,668	14,744	8,481
Europe	23,758	26,339	9,640

	$624,655	$702,473	$686,598

  Real estate properties, fixed assets, racing licenses and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

	December 31,
	2005	2004
United States	$919,971	$794,397
Canada	66,547	65,550
Europe	150,383	178,221

Total from continuing operations	1,136,901	1,038,168
Total assets held for sale	86,604	87,319
Total from discontinued operations	—	93,980

	$1,223,505	$1,219,467

20.     TRANSACTIONS WITH RELATED PARTIES

  (a)
  The Company's indebtedness and long-term debt due to parent consists of the following:

	December 31,
	2005	2004
Bridge loan facility, including accrued interest and commitment
fees payable of $0.6 million(i)	$72,060	$—
Gulfstream Park project financing, including long-term accrued interest
payable of $3.7 million(ii)	93,646	23,408
Remington Park project financing, including long-term accrued interest
payable of $0.3 million(iii)	19,854	—

	$185,560	$23,408
Less: due within one year	(72,060)	—

	$113,500	$23,408

    (i)
    Bridge Loan Facility

      In July 2005, a subsidiary of the Company's parent company, MID, provided to the Company a non-revolving bridge loan facility of up to $100.0 million. $50.0 million was available to the Company as of the closing of the bridge loan, a second tranche of $25.0 million was made available to the Company on October 17, 2005 and a third tranche of $25.0 million was made available to the Company on February 10, 2006. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company and an additional arrangement fee of $0.5 million was paid when the third tranche was made available to the Company. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at December 31, 2005 was 10.9%. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering by the Company be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream project financing (refer to note 20(b)), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company has pledged the shares and licenses of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, the Company has also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of the Company and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows.

      During the year ended December 31, 2005, $74.1 million was advanced on this bridge loan, such that at December 31, 2005, $74.1 million was outstanding under the bridge loan. Net loan origination expenses of $2.6 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the year ended December 31, 2005, $0.2 million of commitment fees and $2.3 million of interest expense were incurred related to the bridge loan, of which $0.6 million was outstanding as at December 31, 2005.

      The Company and MID have entered into an agreement to amend the bridge loan agreement to provide that (i) the Company place $13.0 million from the Flamboro Downs sale proceeds into escrow with MID, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, (ii) MID waive its negative pledge over the Company's land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) the Company will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that the Company does not enter into definitive agreements prior to December 1, 2005 to sell certain additional assets or repay the full balance of the bridge loan by January 15, 2006, MID will be granted mortgages on certain additional properties owned by the Company. Upon the closing of the sale of certain assets, the Company will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On November 17, 2005, Gulfstream Park signed a loan agreement with BE&K, Inc., which to December 31, 2005 had not been drawn upon. On February 9, 2006, the bridge loan was amended such that certain subsidiaries of the Company were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries.

      As at December 31, 2005, the Company has placed $13.7 million into escrow with MID, which is included in accounts receivable on the consolidated balance sheets.

      In accordance with the terms of the senior secured revolving credit facility and the bridge loan agreement, the Company was required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales.

      At December 31, 2005, the Company was not in compliance with one of the financial covenants contained in the bridge loan agreement. A waiver was obtained from MID for the financial covenants breach at December 31, 2005.

    (ii)
    Gulfstream Park Project Financing

      In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described in note 20(c). The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project. The anticipated completion date for the Gulfstream Park reconstruction project is the first quarter of 2006. Prior to the completion date, amounts outstanding under the loan will bear interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly (December 31, 2005 — 7.9%). After the completion date, amounts outstanding under the loan will bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company's subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the year ended December 31, 2005, $67.0 million (for the year ended December 31, 2004 — $26.4 million) was advanced and $3.6 million (for the year ended December 31, 2004 — $0.1 million) of interest expense was incurred on this loan, such that at December 31, 2005, $97.1 million was outstanding under the Gulfstream Park loan, which includes $3.7 million of accrued interest. Net loan origination expenses of $3.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (iii)
    Remington Park Project Financing

      In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with MID for the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. However, commencing on the completion date of Remington Park's reconstruction project, under certain circumstances a portion of cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the year ended December 31, 2005, $20.7 million was advanced and $0.3 million of interest has accrued on this loan, such that at December 31, 2005, $21.0 million was outstanding under the Remington Park loan. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding loan balance and the loan balance will be accreted to its face value over the term to maturity.

    (iv)
    Future principal repayments on the indebtedness and long-term debt due to parent at December 31, 2005 are expected to occur as follows:

2006	$72,060
2007	1,965
2008	1,088
2009	1,208
2010	1,342
Thereafter	107,897

$185,560

  (b)
  On November 14, 2005, a subsidiary of the Company extended its option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan to February 28, 2006. If the Company is unable to renew this option arrangement with MID upon its expiry, then the Company may incur a write-down of the costs that have been incurred with respect to entitlements on this property and in pursuit of a racing license. At December 31, 2005, the Company has incurred approximately $2.9 million of costs related to this property and in pursuit of the license (refer to note 23(a)).

  (c)
  During the year ended December 31, 2005, a wholly-owned subsidiary of the Company sold to Mr. Frank Stronach, the Chairman of the Board and a Director of the Company, two housing lots and a housing unit. These sales were in the normal course of operations of the Company and the total sales price for these properties was $1.4 million. The gain on the sale of the properties of approximately $0.7 million, net of tax, is reported as a contribution to equity.

  (d)
  On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna International Inc. ("Magna") and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario. The agreement, which was retroactive to January 1, 2004, expires on December 31, 2014 and stipulates an annual fee of Cdn. $5.0 million. During the year ended December 31, 2005, $4.1 million (for the year ended December 31, 2004 — $3.9 million) has been recognized in real estate and other revenue related to this agreement. During the year ended December 31, 2003, $3.2 million was recognized in real estate and other revenues related to an access agreement that expired on December 31, 2003.

  (e)
  On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at Fontana Sports in Oberwaltersdorf, Austria. The agreement, which was retroactive to March 1, 2004, expires on December 31, 2014 and stipulates an annual fee of Euros 2.5 million. During the year ended December 31, 2005, $3.1 million (for the year ended December 31, 2004 — $3.2 million) has been recognized in real estate and other revenue related to this agreement. During the year ended December 31, 2003, $3.1 million was recognized in real estate and other revenue related to an access agreement that expired on March 1, 2004.

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

  (g)
  Development real estate includes $10.9 million which represents the book value of the remaining Aurora lands transferred to the Company by Magna under a conditional sale agreement. The conditional sale agreement is subject to the successful severance of the affected properties. If severance is not obtained within a specified period such that Magna retains ownership of the Aurora lands, Magna must return $10.9 million to the Company with interest. Prior to completion of the conditional sale, the property is being leased by the Company from Magna for a nominal amount.

  (h)
  During the year ended December 31, 2005, the Company paid $2.4 million (for the year ended December 31, 2004 — $1.8 million; for the year ended December 31, 2003 — $2.5 million) of rent for totalisator equipment and fees for totalisator services to AmTote, a company in which the Company has a 30% equity interest.

  (i)
  During the year ended December 31, 2005, the Company incurred $4.5 million (for the year ended December 31, 2004 — $4.3 million; for the year ended December 31, 2003 — $2.2 million) of rent for facilities and central shared and other services to Magna and its subsidiaries.

21.   COMMITMENTS AND CONTINGENCIES

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

  (c)
  The Company has letters of credit issued with various financial institutions of $4.5 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior revolving credit facility of $21.7 million.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At December 31, 2005, these indemnities amounted to $4.8 million with expiration dates through 2006.

  (e)
  At December 31, 2005, the Company had commitments under operating leases requiring minimum annual rental payments for the years ending December 31 as follows:

2006	$2,717
2007	2,423
2008	1,972
2009	1,156
2010	899
Thereafter	1,509

$10,676

    Commitments under operating leases do not include contingent rental payments.

    For the year ended December 31, 2005, payments under these operating leases amounted to approximately $4.2 million (for the year ended December 31, 2004 — $9.1 million; for the year ended December 31, 2003 — $8.4 million). The Company also rents or leases certain totalisator equipment and services, for which the annual payments are contingent upon handle, live race days and other factors. The Company's rent expense relating to the totalisator equipment and services was $5.2 million for the year ended December 31, 2005 (for the year ended December 31, 2004 — $5.5 million; for the year ended December 31, 2003 — $6.2 million).

    The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. The Company is obligated to pay rent based on minimum annual rental payments ranging from $470 thousand to $503 thousand plus one-half of one percent of the pari-mutuel wagers made at the track in excess of $187.0 million during the racing season and one percent of gaming revenue in excess of $60.0 million. The percentage rent was not applicable for the years ended December 31, 2005, 2004 and 2003.

    In June 2003, the Company purchased approximately a 22% interest in the real property upon which Portland Meadows is located, and also purchased the long-term rights to operate the facility pursuant to an operating lease. The operating lease requires the Company to pay rent equal to one percent of the wagers made at the track (including wagers on both live and import races), and also an additional percentage of revenues for other activities as follows: (a) one percent of revenues for horse-related activities, including simulcasting of horse races during the non-live season, (b) five percent of revenues not related to horse racing up to $800 thousand, and (c) three percent of revenues not related to horse racing in excess of $800 thousand. As the owner of approximately 22% interest in the real property, the Company receives approximately 22% of the rent payments, which are applied to the rental payments made by the Company in order to reduce rent expense which is reflected in racing operating costs on the consolidated statements of operations and comprehensive loss.

    The racetrack and associated land under capital lease at Lone Star Park are included in the Grand Prairie Metropolitan Utility and Reclamation District ("GPMURD"). MEC Lone Star, L.P., a wholly-owned subsidiary of the Company, entered into an agreement with GPMURD, whereby it is required to make certain payments to GPMURD in lieu of property taxes. Such payments include amounts necessary to cover GPMURD operating expenses and debt service for certain bonds issued by GPMURD to fund improvements on the land up to the debt service requirements. The Company expensed $1.8 million for the year ended December 31, 2005 (for the year ended December 31, 2004 — $2.0 million; for the year ended December 31, 2003 — $2.0 million).

  (f)
  Contractual commitments outstanding at December 31, 2005, which related to construction and development projects, amounted to approximately $20.1 million.

  (g)
  The Maryland Jockey Club is a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement replaced a previous agreement (the "Maryland Revenue Sharing Agreement"), which was effective as of January 1, 2000 and expired on April 18, 2004. The Maryland Operating Agreement has been in effect since June 9, 2004, however both parties continue to informally operate under its terms until a new agreement can be finalized.

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

  (h)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc. ("Forest City") and various affiliates of the Company, anticipating the ownership and development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to the Company in consideration for its right to work exclusively with the Company on this project. This deposit has been included in other accrued liabilities on the Company's consolidated balance sheets. In 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to December 31, 2005, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. The Limited Liability Company Agreement further contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  (i)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties to February 28, 2006 (refer to note 23[c]). To date, the Company has expended approximately $1.8 million on this initiative, of which $1.4 million was paid during the year ended December 31, 2005. These amounts have been recorded as fixed assets on the Company's consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to December 31, 2005 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to December 31, 2005, the Company has not made any such payments.

22.   OTHER LONG-TERM LIABILITIES

  Other long-term liabilities is comprised as follows:

	December 31,
	2005	2004
Deferred initiation fees and other revenue	$11,446	$11,555
Fair value of interest rate swap (note 18(c))	—	106
Pension liability	453	173
Other	973	85

	$12,872	$11,919

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

  The net periodic pension cost of the Company for the years ended December 31, 2005, 2004 and 2003 included the following components:

	Years ended December 31,
	2005	2004	2003
Components of net periodic pension cost:
Service cost	$532	$437	$413
Interest cost on projected benefit obligation	690	685	647
Actual return on plan assets	(840)	(825)	(1,015)
Net amortization and deferral	342	271	452

Net periodic pension cost	$724	$568	$497

  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

	Years ended December 31,
	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$14,104	$11,711	$12,237
Service cost	532	437	413
Interest cost	690	685	647
Benefits paid	(623)	(569)	(540)
Actuarial (gains) losses	(111)	1,840	(1,046)

Benefit obligation at end of year	14,592	14,104	11,711

Change in plan assets:
Fair value of plan assets at beginning of year	10,688	9,962	9,062
Actual return on plan assets	840	825	1,015
Company contributions	444	470	425
Benefits paid	(623)	(569)	(540)

Fair value of plan assets at end of year	11,349	10,688	9,962

Funded status of plan (underfunded)	(3,243)	(3,416)	(1,749)
Unrecognized net gain	2,790	3,243	1,675

Net pension liability	$(453)	$(173)	$(74)

  Assumptions used in determining the funded status of the retirement income plan are as follows:

	Years ended December 31,
	2005	2004	2003
Weighted average discount rate	5.0%	5.0%	6.0%
Weighted average rate of increase in compensation levels	4.0%	4.0%	5.0%
Expected long-term rate of return	6.0%	6.0%	6.0%

  The measurement date and related assumptions for the funded status of the Company's retirement income plan are as of the end of the year.

  The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $4.0 million in the year ended December 31, 2005 (year ended December 31, 2004 — $5.0 million; year ended December 31, 2003 — $5.9 million). The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

  The Company offers a 401(k) plan (the "401(k) Plan") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the 401(k) Plan. Discretionary matching contributions are determined each year by the Company. The Company contributed $0.8 million in the year ended December 31, 2005 (year ended December 31, 2004 — $1.5 million; year ended December 31, 2003 — $0.7 million) to the 401(k) Plan.

23.   SUBSEQUENT EVENTS

  (a)
  On February 20, 2006, a subsidiary of the Company entered into an agreement with MID to extend the option to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan to April 3, 2006.

  (b)
  On February 27, 2006, the Company's subsidiary that owns approximately 157 acres of excess real estate in Palm Beach County, Florida entered into an amendment to the sale agreement dated November 3, 2005 to sell the real property to Toll Bros, Inc., which extends the due diligence period to March 15, 2006. On March 15, 2006, the Company's subsidiary entered into a second amendment to the sale agreement, which further extends the due diligence period to April 3, 2006 and the closing date to April 28, 2006.

  (c)
  On March 1, 2006, the Company amended the Letter of Intent between Caruso Affiliates Holdings and certain affiliates of the Company, as described in note 21[i], to agree upon a business plan and execute an Operating Agreement by March 15, 2006, with a further extension or March 13, 2006 to March 29, 2006.

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Amounts in thousands, U.S. dollars)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Foreign Exchange Impact		Gross Amount at which Carried at Close of Period
Description	Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total
Excess Real Estate
Racing Operations
Santa Anita Park (Arcadia, California, U.S.A.)	52,781	52,500	—	—	281	—	—	52,500	281	52,781
Gulfstream Park (Hallandale, Florida, U.S.A.)	14,201	14,201	—	—	—	—	—	14,201	—	14,201
Lone Star Park (Grand Prairie, Texas, U.S.A.)	—	4,245	—	—	—	—	—	4,245	—	4,245
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)	—	10,900	—	—	—	—	—	10,900	—	10,900
MEC Grundstucksentwicklungs GmbH (Niederoesterreich, Austria)	—	9,974	—	3,651	—	551	—	14,176	—	14,176
Real Estate Held for Development
Racing Operations
Dixon Downs (Dixon, California, U.S.A.)	—	6,584	—	9,194	22	—	—	15,778	22	15,800
Ocala (Ocala, Florida, U.S.A.)	8,439	7,227	—	1,212	—	—	—	8,439	—	8,439
Real Estate Operations
New York, U.S.A.	—	725	—	2,188	—	—	—	2,913	—	2,913
Ontario, Canada	—	2,334	—	6,941	—	1,652	—	10,927	—	10,927
Niederoesterreich, Austria	—	6,804	—	—	—	(1,117)	—	5,687	—	5,687
Non-Core Real Estate
Land
Florida, U.S.A.	—	1,918	—	540	—	—	—	2,458	—	2,458
Residential Properties
Niederoesterreich, Austria	—	18	1,553	4	(1,870)	2	388	24	71	95
Residential Property Held for Sale
Real Estate Operations
Palm Meadows Estates (Boynton, Florida, U.S.A.)	—	7,488	—	2,920	—	—	—	10,408	—	10,408

	75,421	124,918	1,553	26,650	(1,567)	1,088	388	152,656	374	153,030

Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
Excess Real Estate
Racing Operations
Santa Anita Park (Arcadia, California, U.S.A.)	—	n/a	1998	n/a
Gulfstream Park (Hallandale, Florida, U.S.A.)	—	n/a	1999	n/a
Lone Star Park (Grand Prairie, Texas, U.S.A.)	—	n/a	2002	n/a
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)	—	n/a	2002	n/a
MEC Grundstucksentwicklungs GmbH (Niederoesterreich, Austria)	—	n/a	1996	n/a
Real Estate Held for Development
Racing Operations
Dixon Downs (Dixon, California, U.S.A.)	—	n/a	2001	n/a
Ocala (Ocala, Florida, U.S.A.)	—	n/a	2002	n/a
Real Estate Operations
New York, U.S.A.	—	n/a	1998	n/a
Ontario, Canada	—	n/a	1997	n/a
Niederoesterreich, Austria	—	n/a	1994	n/a
Non-Core Real Estate
Land
Florida, U.S.A.	—	n/a	1994	n/a
Residential Properties
Niederoesterreich, Austria	53	n/a	1998	23 years
Residential Property Held for Sale
Real Estate Operations
Palm Meadows Estates (Boynton, Florida, U.S.A.)	—	n/a	2000	n/a

	53

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

        Based on an evaluation of the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934) as of December 31, 2005, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

        Based on an evaluation carried out, as of December 31, 2005, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the U.S. Securities Exchange Act of 1934) are effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Magna Entertainment Corp.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting under Item 9A, that Magna Entertainment Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magna Entertainment Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Magna Entertainment Corp. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Magna Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005 of Magna Entertainment Corp. and our report dated February 3, 2006, except for Note 20[a][i] as to which the date is February 9, 2006 and Note 23 as to which the date is March 15, 2006 expressed an unqualified opinion thereon.

February 3, 2006	/s/ ERNST & YOUNG LLP
Toronto, Canada	Ernst & Young LLP

Part III
Item 10.    Directors and Executive Officers of the Registrant

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management — Executive Officers", "The Board of Directors and Committees of the Board — Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2005.

Item 11.    Executive Compensation

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board — Directors' Compensation", "The Board of Directors and Committees of the Board — Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Security Ownership", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2005.

Item 13.    Certain Relationships and Related Transactions

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Certain Relationships and Related Transactions", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2005.

Item 14.    Principal Accountant Fees and Services

        Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of our Proxy Statement titled "Principal Accountant Fees and Services", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2005.

Part IV
Item 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedule

        The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2005 are included in Part II, Item 8 of this Report:

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2006.

MAGNA ENTERTAINMENT CORP.
By:	/s/ W. THOMAS HODGSON W. Thomas Hodgson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. THOMAS HODGSON W. Thomas Hodgson	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006
/s/ MARY LYN SEYMOUR Mary Lyn Seymour	Controller (Principal Accounting Officer)	March 16, 2006
/s/ JOHN R. BARNETT John R. Barnett	Director	March 16, 2006
/s/ JERRY D. CAMPBELL Jerry D. Campbell	Director	March 16, 2006
/s/ LOUIS E. LATAIF Louis E. Lataif	Director	March 16, 2006
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 16, 2006
/s/ WILLIAM J. MENEAR William J. Menear	Director	March 16, 2006
/s/ DENNIS MILLS Dennis Mills	Director	March 16, 2006

/s/ GINO RONCELLI Gino Roncelli	Director	March 16, 2006
/s/ FRANK STRONACH Frank Stronach	Chairman and Director	March 16, 2006

EXHIBIT INDEX

The following documents are filed as part of this Annual Report.

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 8-K filed on March 16, 2000).
3.2	By-Laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the registrant's Report on Form 10-Q filed on May 10, 2004).
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791).
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and The Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009. (incorporated by reference to exhibit 4.1 to registrant's registration statement on Form S-3 filed January 31, 2003 (File number 333-102889)).
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368)).
10.1	Stock Purchase Agreement dated as of June 30, 1999 between Magna Entertainment Corp. and Gulfstream Park Racing Association Inc. (incorporated by reference to exhibit 10.2 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.2	Stock Purchase Agreement dated as of October 21, 1999 between Magna Entertainment Corp., The Edward J. DeBartolo Corporation and Oklahoma Racing LLC (incorporated by reference to exhibit 10.3 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.3	Stock Purchase Agreement dated as of November 5, 1999 between Magna Entertainment Corp. and Ladbroke Racing Corporation (incorporated by reference to exhibit 10.4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.4	Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the exhibit 10.6 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).

10.5	Forbearance Agreement dated as of February 8, 2000 between Magna International Inc. and Magna Entertainment Corp. (incorporated by reference to the exhibit 10.8 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791)).
10.6	Magna Entertainment Corp. Long-Term Incentive Plan (incorporated by reference to exhibit 10.11 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.7	Employment Agreement between the Company and Donald Amos dated August 3, 2000 (incorporated by reference to exhibit 10.15 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8	Amendment No. 1 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.21 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.9	Amendment No. 2 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.22 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.10	Amendment No. 3 to the Term Loan Credit Agreement dated as of November 1, 2001, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.11	Stock Purchase Agreement dated as of December 21, 2000 among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed March 16, 2001).
10.12	Amendment No. 1, effective as of the Closing Date, to the Stock Purchase Agreement, dated as of December 21, 2000, among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed March 16, 2001).
10.13	Amending letter agreement dated March 28, 2001 to the Stock Purchase Agreement dated as of December 21, 2000, among Ladbroke Racing Wyoming, Inc., Ladbroke Racing Corporation and Magna Entertainment Corp. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed March 16, 2001).
10.14	Asset Purchase Agreement dated as of March 6, 2002 among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation. (The Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (Incorporated by reference to exhibit 2 to registrant's Report on Form 8-K filed on November 6, 2002).

10.15	First Amendment to Asset Purchase Agreement among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of September 30, 2002. (incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on November 6, 2002).
10.16	Second Amendment to Asset Purchase Agreement among MEC Lone Star, L.P., Lone Star Race Park, Ltd. and LSJC Development Corporation made as of October 23, 2002. (incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on November 6, 2002).
10.17	Stock Purchase Agreement dated July 15, 2002 by and among the Company, all the Stockholders of Laurel Racing Assoc., Inc., and Pimlico Racing Association, Inc., and Laurel Guida Group. (The Exhibits to this Agreement, which are identified in the list appearing at the end of the Agreement, have been omitted but will be furnished supplementally to the Commission upon request.) (Incorporated by reference to exhibit 2.1 to registrant's Report on Form 8-K filed on December 12, 2002).
10.18	Option Agreement dated November 27, 2002 by and among the Company, Joseph LLC, Karin LLC, Joseph A. De Francis and Karin M. De Francis. (Exhibit A to this Agreement has been omitted but will be furnished supplementally to the Commission upon request.) (Incorporated by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on December 12, 2002).
10.19	Amended and Restated Credit Agreement between the Company and the Bank of Montreal, et al, dated as of October 10, 2003. (incorporated by reference to exhibit 10.25 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.20	Loan Agreement dated January 24, 2003 between MEC Gründstucksentwicklungs GmbH and Österreichische Lotterien Gesellschaft m.b.H. (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the Quarter ended March 31, 2003).
10.21	Employment Agreement between the Company and Blake Tohana dated July 1, 2003 (incorporated by reference to exhibit 10.29 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.22	Loan Agreement dated March 5, 2004 between MEC Grundstucksentwicklungs GmbH and Raiffeisenlandesbank Niederosterreich-Wien AG in the amount of Euro 15,000,000 (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q for the Quarter ended March 31, 2004).

10.23	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, dated as of June 8, 2004 (incorporated by reference to exhibit 10.2 to the registrant's Form 10-Q for the Quarter ended June 30, 2004).
10.24	Term Loan Credit Agreement dated as of October 8, 2004 between Wells Fargo Bank, National Association and The Santa Anita Companies, Inc. (incorporated by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on October 14, 2004).
10.25	Second Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of October 14, 2004 (incorporated by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on October 20, 2004).
10.26	Third Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of December 7, 2004. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-K filed on March 15, 2005 for the fiscal year ended December 31, 2004).
10.27	Fourth Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of February 18, 2005. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-K filed on March 15, 2005 for the fiscal year ended December 31, 2004).
10.28	Magna Golf Club Preferred Access Agreement dated November 1, 2004 between MEC Holdings (Canada) Inc. and Magna International Inc. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-K filed on March 15, 2005 for the fiscal year ended December 31, 2004).
10.29	Preferred Access Agreement made November 1, 2004 between Magna International Europe AG and Fontana Beteiligungs AG. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-K filed on March 15, 2005 for the fiscal year ended December 31, 2004).
10.30	Offer for Purchase of Receivables dated December 30, 2004 between Fontana Beteiligungs AG and Magna International Europe AG to Bank Austria Creditanstalt AG. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-K filed on March 15, 2005 for the fiscal year ended December 31, 2004).
10.31	Offer for Purchase of Receivables dated February 17, 2005 between MEC Holdings (Canada) Inc. and Magna International Inc. to bank Austria Creditanstalt AG. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-K filed on March 15, 2005 for the fiscal year ended December 31, 2004).
10.32	Employment Agreement between the Registrant and W. Thomas Hodgson dated March 22, 2005 (incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on May 10, 2005).
10.33	Employment Agreement between the Registrant and Paul Cellucci dated February 3, 2005 (incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on May 10, 2005).
10.34	Form of Election for Performance Shares in Lieu of Guaranteed Bonus for W. Thomas Hodgson, Jim McAlpine, Donald Amos, Paul Cellucci, Blake Tohana and certain other employees of the Registrant (incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 8-K filed on May 9, 2005).
10.35	Agreement in principle dated July 6, 2005 with respect to the proposed Acquisition of all the Issued and Outstanding Shares of Ontario Racing Inc. by Great Canadian Gaming Corporation or its nominee from the Registrant (incorporated by reference to exhibit 99.1 of the Registrant's Report on Form 8-K filed on July 12, 2005).
10.36	Term Sheet for Bridge Loan between the Registrant and MI Developments Inc. dated as of July 21, 2005 (incorporated by reference to exhibit 99.1 of the Registrant's Report on Form 8-K filed on July 22, 2005).
10.37	Term Sheet for Remington Construction Loan between the Registrant and MI Developments Inc. dated as of July 21, 2005 (incorporated by reference to exhibit 99.1 of the Registrant's Report on Form 8-K filed on July 22, 2005).
10.38	Loan Agreement dated April 5, 2005 between MEC Holdings (Canada) Inc. and Bank Austria Creditanstalt (incorporated by reference to exhibit 10.1 to the registrant's Report on Form 10-Q filed on August 9, 2005).

10.39	Form of Indemnity Agreement dated as of October 31, 2005 (incorporated by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on November 2, 2005).
10.40	Fifth Amending Agreement to the Amended and Restated Credit Agreement, dated as of June 2, 2003, between the registrant and the Bank of Montreal, et al, made as of July 22, 2005 (incorporated by reference to exhibit 10.5 to the registrant's Report on Form 10-Q filed on November 9, 2005).
10.41	Stock Purchase Agreement, dated November 8, 2005 between the registrant and PA Meadows, LLC. (incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on November 9, 2005).
10.42	Loan Agreement between the Registrant and Remington Park, Inc., MID Islandi SF, GPRA Thoroughbred Training Center, Inc. and Gulfstream Park Racing Association, Inc. made as of July 22, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request.). (Incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on November 9, 2005).
10.43	Share Purchase Agreement between the Registrant, 207682 Ontario Inc. and Great Canadian Gaming Corporation dated as of August 16, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request). (Incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on November 9, 2005).
10.44	Amended and Restated Loan Agreement between Gulfstream Park Racing Association, Inc., MID Islandi SF., MEC Pennsylvania Racing, Inc., Washington Trotting Association, Inc., Mountain Laurel Racing, Inc., Remington Park, Inc. and GPRA Thoroughbred Training Center, Inc. made as of July 22, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request). (Incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on November 9, 2005).
10.45	Bridge Loan Agreement between the Registrant, MID Islandi SF., MEC Pennsulvania Racing, Inc., Washington Trotting Association, Inc., Mountain Laurel Racing, Inc., Pacific Racing Association, MEC Land Holdings (California) Inc., The Santa Anita Companies, Inc., Los Angeles Turf Club, Incorporated, Gulfstream Park Racing Association, Inc., GPRA Thoroughbred Training Center Inc., SLRD Thoroughbred Training Center, Inc., MEC Dixon, Inc. and Sunshine Meadows Racing Inc., made as of July 22, 2005. (The exhibits to this agreement have not been included and will be furnished to the SEC upon request). (Incorporated by reference to exhibit 10.1 of the Registrant's Report on Form 10-Q filed on November 9, 2005).
10.46	Agreement of Sale between Palm Meadows Estates, LLC and Toll Bros., Inc. made November 3, 2005 (incorporated by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on November 11, 2005).
10.47	First Amending Agreement made as of the 1st day of February, 2006 between the registrant and MID Islandi SF, et al. (incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 8-K filed on February 9, 2006).
12	Statement re: Computation of Earnings to Fixed Charges.*
14	Code of Business Conduct.*
21	Subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP.*
24	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

QuickLinks

Documents Incorporated by Reference
INDEX
OUR BUSINESS
Part II
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAGNA ENTERTAINMENT CORP. SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2005 (Amounts in thousands, U.S. dollars)
SIGNATURES
EXHIBIT INDEX