Form 10-Q
period 2006-03-31
MAGNA ENTERTAINMENT CORP
filed 2006-05-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2006
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

The Registrant had 48,984,363 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of April 30, 2006.

MAGNA ENTERTAINMENT CORP.
I N D E X

PART 1 — FINANCIAL INFORMATION

Item 1.    Financial Statements

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended March 31,
	2006	2005
		(restated — note 4)
Revenues
Racing and gaming
Pari-mutuel wagering	$230,419	$213,975
Gaming	14,840	—
Non-wagering	30,792	25,807

	276,051	239,782

Real estate and other
Golf and other	5,419	5,900

	5,419	5,900

	281,470	245,682

Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other	145,544	134,824
Gaming taxes, purses and other	6,921	—
Operating costs	80,502	74,732
General and administrative	16,776	16,797

	249,743	226,353

Real estate and other
Operating costs	3,795	2,982
General and administrative	248	404

	4,043	3,386

Predevelopment, pre-opening and other costs	1,434	4,219
Depreciation and amortization	10,650	9,706
Interest expense, net	14,071	7,451
Equity income	(18)	(87)

	279,923	251,028

Income (loss) from continuing operations before income taxes	1,547	(5,346)
Income tax benefit	(665)	(663)

Net income (loss) from continuing operations	2,212	(4,683)
Net income from discontinued operations	—	563

Net income (loss)	2,212	(4,120)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,687	(6,772)
Change in fair value of interest rate swap	74	389

Comprehensive income (loss)	$3,973	$(10,503)

Earnings (loss) per share for Class A Subordinate Voting Stock or Class B Stock:
Basic and Diluted
Continuing operations	$0.02	$(0.05)
Discontinued operations	—	0.01

Earnings (loss) per share	$0.02	$(0.04)

Average number of shares of Class A Subordinate Voting Stock or Class B Stock outstanding during the period (in thousands):
Basic	107,376	107,347
Diluted	138,261	107,347

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended March 31,
	2006	2005
		(restated — note 4)
Cash provided from (used for):
Operating activities
Net income (loss) from continuing operations	$2,212	$(4,683)
Items not involving current cash flows	16,813	4,975

	19,025	292
Changes in non-cash working capital balances	(22,271)	(13,748)

	(3,246)	(13,456)

Investing activities
Real estate property and fixed asset additions	(32,645)	(22,150)
Other asset (additions) disposals	93	(108)
Proceeds on disposal of real estate properties and fixed assets	1,437	1,610
Proceeds on real estate sold to a related party	5,578	—

	(25,537)	(20,648)

Financing activities
Decrease in bank indebtedness	—	(500)
Proceeds from advances and long-term debt with parent	42,133	11,430
Issuance of long-term debt	—	11,040
Repayment of long-term debt	(9,287)	(1,745)

	32,846	20,225

Effect of exchange rate changes on cash and cash equivalents	84	(914)

Net cash flows provided from (used for) continuing operations	4,147	(14,793)
Net cash flows provided from discontinued operations	—	1,514

Net increase (decrease) in cash and cash equivalents during the period	4,147	(13,279)
Cash and cash equivalents, beginning of period	50,882	60,005

Cash and cash equivalents, end of period	$55,029	$46,726

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Refer to Note 1 — Going Concern)
(Unaudited)
(U.S. dollars in thousands, except per share figures)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$55,029	$50,882
Restricted cash	43,309	24,776
Accounts receivable	77,833	51,918
Income taxes receivable	1,250	—
Prepaid expenses and other	15,742	7,591
Assets held for sale	79,453	79,312

	272,616	214,479

Real estate properties, net	970,747	960,449
Fixed assets, net	70,374	62,016
Racing licenses	109,868	109,868
Other assets, net	14,241	14,976
Future tax assets	52,710	52,457

	$1,490,556	$1,414,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$30,335	$30,260
Accounts payable	85,560	63,382
Accrued salaries and wages	10,455	8,254
Customer deposits	2,925	2,549
Other accrued liabilities	66,040	68,887
Income taxes payable	—	3,793
Long-term debt due within one year	56,967	38,033
Due to parent	86,928	72,060
Deferred revenue	18,561	8,846
Liabilities related to assets held for sale	26,940	27,737

	384,711	323,801

Long-term debt	156,129	182,830
Long-term debt due to parent	145,047	113,500
Convertible subordinated notes	220,619	220,347
Other long-term liabilities	12,747	12,872
Future tax liabilities	103,401	101,301

	1,022,654	954,651

Shareholders' equity:
Class A Subordinate Voting Stock (Issued: 2006 — 48,995; 2005 — 48,895)	318,785	318,105
Class B Stock (Issued: 2006 and 2005 — 58,466)	394,094	394,094
Contributed surplus	20,826	17,943
Other paid-in-capital	772	—
Deficit	(306,735)	(308,947)
Accumulated comprehensive income	40,160	38,399

	467,902	459,594

	$1,490,556	$1,414,245

PART 1 — FINANCIAL INFORMATION

Financial Statements

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all amounts in U.S. dollars unless otherwise noted and
all tabular amounts in thousands, except per share figures)

        1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern

  These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficiency of $112.1 million as at March 31, 2006. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business and maintain its obligations with respect to secured and unsecured creditors, neither of which is assured. On November 9, 2005, the Company announced that it had entered into a share purchase agreement with PA Meadows, LLC and a fund managed by Oaktree Capital Management, LLC (together, "Millenium-Oaktree") providing for the acquisition by Millenium-Oaktree of all of the outstanding shares of the Company's wholly-owned subsidiaries through which the Company currently owns and operates The Meadows, a standardbred racetrack in Pennsylvania. Subject to the termination provisions in the share purchase agreement, the sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and satisfaction of certain other customary closing conditions. Funds received on the closing of this transaction will be used to repay the Company's bridge loan with MI Developments Inc. ("MID"), which will mature on August 31, 2006, unless extended with the consent of both parties. Funds received on closing of the transaction will also be used to repay, in part, the Company's senior secured credit facility, which will mature on July 31, 2006, unless extended with the consent of both parties. At this time, the Company is uncertain as to the timing of the receipt of the slot license and the Pennsylvania Harness Racing Commission approval, which is largely dependent on the applicable Pennsylvania regulatory approval process, and will ultimately determine the closing date of the transaction. The Company expects the transaction to close during 2006, but is uncertain that closing will occur prior to the current maturity dates of the MID bridge loan and senior secured credit facility. The Company is considering alternatives with respect to these credit facilities, which may include refinancing or extension subject to agreement by the lenders. The Company is also continuing to pursue other funding sources in connection with the previously announced Recapitalization Plan, which may include further asset sales, partnerships and raising equity. However, the successful realization of these efforts is not determinable at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

  Comparative Amounts

  Certain of the comparative amounts have been reclassified to reflect discontinued operations and changes in assets held for sale.

2.     ACCOUNTING CHANGE

  Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. No stock-based compensation expense was recognized in the accompanying unaudited consolidated statements of operations and comprehensive income (loss) related to stock options for the three months ended March 31, 2005 as all options granted had an exercise price no less than the fair market value of the Company's Class A Subordinate Voting Stock at the date of grant.

  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) ("SFAS 123(R)"), Share-Based Payment, using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the three months ended March 31, 2006, includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three months ended March 31, 2005, have not been restated.

  The Company's income before income taxes and net income for the three months ended March 31, 2006 would have been $2.3 million and $3.0 million, respectively, if the Company had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported income before income taxes and net income of $1.5 million and $2.2 million, respectively and basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.03, compared to reported basic and diluted earnings per share of $0.02. As a result of the adoption of SFAS 123(R), for the three months ended March 31, 2006, the Company recognized $0.8 million of stock-based compensation expense related to stock options which has been recorded on the accompanying unaudited consolidated balance sheets as "other paid-in-capital". The Company has estimated a nominal annual effective tax rate for the entire year (refer to note 5) and accordingly has applied this effective tax rate to the stock-based compensation expense recognized for the three months ended March 31, 2006, resulting in a nominal income tax impact related to stock-based compensation expense.

  The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005 is as follows:

Three Months Ended March 31, 2005
Net loss, as reported	$(4,120)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(209)

Pro-forma net loss	$(4,329)

Loss per share
Basic — as reported	$(0.04)
Basic — pro-forma	$(0.04)

Diluted — as reported	$(0.04)
Diluted — pro-forma	$(0.04)

3.     ASSETS HELD FOR SALE

  (a)
  On November 3, 2005, the Company announced that one of its subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros., Inc. (the "purchaser"), a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale was subject to the completion of due diligence by the purchaser by April 3, 2006 and a closing by April 28, 2006. On April 3, 2006, the Company announced that the sale agreement was being terminated and, as such, the purchaser was not proceeding with the proposed sale as stipulated in the agreement. Upon termination of this agreement, a mortgage in favor of MID was registered against the property under the terms of the bridge loan. The Company is considering its options with respect to this property. As at March 31, 2006, the Company has determined that the plan of sale criteria under FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, are no longer met and accordingly, as at December 31, 2005, the property has been reclassified to reflect the carrying amount of the property in "real estate properties, net" rather than in "assets held for sale" on the accompanying unaudited consolidated balance sheets.

  (b)
  On November 9, 2005, the Company announced that it had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc., each wholly-owned subsidiaries of the Company, through which the Company currently owns and operates The Meadows, a standardbred racetrack in Pennsylvania. Subject to the termination provisions in the share purchase agreement, the sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and satisfaction of certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay the Company $225.0 million and the Company will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum five-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which will be released over time in accordance with the terms of the share purchase agreement.

  (c)
  The Company's assets held for sale and related liabilities as at March 31, 2006 and December 31, 2005 are shown below. All assets held for sale and related liabilities have been classified as current at March 31, 2006 and December 31, 2005 as the assets and related liabilities described in section (b) above are expected to be sold within one year from the balance sheet date.

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Restricted cash	$433	$443
Accounts receivable	172	450
Income taxes receivable	1,231	857
Prepaid expenses and other	964	969
Real estate properties, net	16,166	16,154
Fixed assets, net	1,600	1,576
Racing license	58,266	58,266
Other assets, net	200	200
Future tax assets	421	397

	$79,453	$79,312

LIABILITIES
Current liabilities:
Accounts payable	$1,213	$2,012
Accrued salaries and wages	206	44
Other accrued liabilities	748	623
Deferred revenue	21	312
Future tax liabilities	24,752	24,746

	$26,940	$27,737

  (d)
  In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MID, the Company is required to use the net proceeds from the sale of The Meadows, as described in section (b) above, to fully pay down principal amounts outstanding under the bridge loan and to permanently pay down a portion of the principal amounts outstanding under the senior secured revolving credit facility up to $12.0 million.

4.     DISCONTINUED OPERATIONS

  (a)
  On August 16, 2005, the Company and Great Canadian Gaming Corporation ("GCGC") entered into a share purchase agreement under which GCGC acquired all of the outstanding shares of Ontario Racing, Inc. ("ORI"). Required regulatory approval for the sale transaction was obtained on October 17, 2005 and the Company completed the transaction on October 19, 2005. On closing, GCGC paid Cdn. $50.7 million and U.S. $23.6 million, in cash and assumed ORI's existing debt.

  (b)
  On August 18, 2005, three subsidiaries of the Company entered into a share purchase agreement with Colonial Downs, L.P. ("Colonial LP") pursuant to which Colonial LP purchased all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. ("MVRC"). MVRC was an indirect subsidiary of the Company that managed the operations of Colonial Downs, a thoroughbred and standardbred horse racetrack located in New Kent, Virginia, pursuant to a management agreement with Colonial LP, the owner of Colonial Downs. Required regulatory approval for the sale transaction was obtained on September 28, 2005 and the Company completed the transaction on September 30, 2005. On closing, the Company received cash consideration of $6.8 million, net of transaction costs, and a one-year interest-bearing note in the principal amount of $3.0 million, which is included in accounts receivable on the accompanying unaudited consolidated balance sheets.

  (c)
  The Company's results of operations and cash flows related to discontinued operations for the three months ended March 31, 2005 is as follows:

Three Months Ended March 31, 2005
Results of Operations
Revenues	$6,680
Costs and expenses	4,923

1,757
Depreciation and amortization	246
Interest expense, net	634

Income before income taxes	877
Income tax expense	314

Net income	$563

Cash Flows
Operating activities	$1,713
Investing activities	(210)
Financing activities	—
Effect of exchange rate changes on cash and cash equivalents	323

Net increase in cash and cash equivalents during the period from operations	1,826
Payments to MEC's continuing operations	(1,514)

Net increase in cash and cash equivalents during the period	312
Cash and cash equivalents, beginning of period	636

Cash and cash equivalents, end of period	$948

5.     INCOME TAXES

  In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to income (loss) from continuing operations before income taxes for the three months ended March 31, 2006 and 2005, resulting in an income tax benefit of $0.7 million for the three months ended March 31, 2006 and 2005, respectively. The income tax benefit for the three months ended March 31, 2006 and 2005 primarily represents losses benefited in certain U.S. operations that are not included in the Company's U.S. consolidated income tax return.

6.     BANK INDEBTEDNESS

  (a)
  The Company has a $50.0 million senior secured revolving credit facility, which expires on July 31, 2006. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At March 31, 2006, the Company had borrowings under the facility of $27.3 million (December 31, 2005 — $27.3 million) and had issued letters of credit totaling $21.9 million (December 31, 2005 — $21.7 million) under the credit facility, such that $0.8 million was unused and available.

    The loans under the facility bear interest at either the U.S. Base rate plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. The weighted average interest rate on the loans outstanding under the credit facility as at March 31, 2006 was 9.0% (December 31, 2005 — 9.3%).

  (b)
  One of the Company's European subsidiaries has a bank term line of credit agreement of Euros 2.5 million (U.S. $3.0 million), bearing interest at the European Interbank Offered Rate ("EURIBOR") plus 0.75% per annum (March 31, 2006 — 3.4%). The term line of credit is due on July 31, 2006. A European subsidiary has provided two first mortgages on real estate as security for this facility. At March 31, 2006, the bank term line of credit is fully drawn.

7.     CAPITAL STOCK AND LONG-TERM INCENTIVE PLAN

  (a)
  Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the three months ended March 31, 2006 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2005	48,895	$318,105	58,466	$394,094	107,361	$712,199
Issued under the Long-term Incentive Plan	100	680	—	—	100	680

Issued and outstanding at March 31, 2006	48,995	$318,785	58,466	$394,094	107,461	$712,879

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

    During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which will award performance shares of Class A Subordinate Voting Stock under the Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vested over a six or eight month period to December 31, 2005 and are to be distributed, subject to certain conditions, in two equal installments. The first distribution occurred prior to March 31, 2006 and the second distribution date is to occur on or about March 31, 2007. During the year ended December 31, 2005, 201,863 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. At December 31, 2005, there were 199,471 performance share awards vested with an average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and no non-vested performance share awards. During the three months ended March 31, 2006, 73,443 of these vested performance share awards were issued with a stated value of $0.5 million. Accordingly, there are 126,028 vested performance shares remaining to be issued under this 2005 incentive compensation arrangement.

    For 2006, the Company continued the incentive compensation program as described in the preceding paragraph. The program is similar in all respects except that the 2006 performance shares will vest over a 12 month period to December 31, 2006 and will be distributed, subject to certain conditions on or about March 31, 2007. In the three months ended March 31, 2006, 159,788 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 39,947 performance share awards vested with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share and no performance share awards were forfeited. As at March 31, 2006, there were 119,841 non-vested performance share awards with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share. The compensation expense related to these performance shares was approximately $0.3 million for the three months ended March 31, 2006. As at March 31, 2006, the total unrecognized compensation expense related to these performance shares is $0.8 million, which is expected to be recognized into expense over the remaining period to December 31, 2006.

    In the three months ended March 31, 2006, 25,896 shares with a stated value of $0.2 million (for the three months ended March 31, 2005, 14,175 shares with a stated value of $0.1 million) were issued to Company directors in payment of services rendered.

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

    Information with respect to shares under option at March 31, 2006 and 2005 is as follows (number of shares subject to option in the following tables are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2006	2005	2006	2005
Balance at January 1	4,827,500	4,500,500	$6.14	$6.18
Granted	—	490,000	—	6.40
Exercised	—	—	—	—
Forfeited and expired(i)	—	(145,000)	—	6.76

Balance at March 31	4,827,500	4,845,500	$6.14	$6.19

    (i)
    For the three months ended March 31, 2005, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited for the three months ended March 31, 2005 were subsequently reissued.

	Options Outstanding		Options Exercisable
	2006	2005	2006	2005
Number	4,827,500	4,845,500	4,217,215	4,089,430
Weighted average exercise price	$6.14	$6.19	$6.08	$6.12
Weighted average remaining contractual life (years)	4.9	6.0	4.4	5.5

    At March 31, 2006, the 4,827,500 stock options outstanding had exercise prices ranging from $3.91 to $7.24 per share.

    During the three months ended March 31, 2006, no stock options were granted (for the three months March 31, 2005 — 490,000 options were granted with a weighted-average fair value of $3.00 per option). The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rates	N/A	4.0%
Dividend yields	N/A	—
Volatility factor of expected market price of
Class A Subordinate Voting Stock	N/A	0.551
Weighted average expected life (years)	N/A	4.00

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

    The compensation expense recognized related to stock options was approximately $0.8 million for the three months ended March 31, 2006 (for the three months ended March 31, 2005 — nil). As at March 31, 2006, the total unrecognized compensation expense related to stock options is $1.1 million, which is expected to be recognized into expense over a period of 3.8 years.

    For the three months ended March 31, 2006, the Company recognized total compensation expense of $1.1 million (for the three months ended March 31, 2005 — nil) relating to performance share awards, director compensation and stock options under the Plan.

  (c)
  Maximum Shares

    The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, convertible subordinated notes and performance shares issued and outstanding as at March 31, 2006 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	48,995
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,828
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
Performance share awards of Class A Subordinate Voting Stock	286

142,675

8.     EARNINGS (LOSS) PER SHARE

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended March 31,
	2006		2005
	Basic	Diluted	Basic and Diluted
Net income (loss) from continuing operations	$2,212	$2,212	$(4,683)
Net income from discontinued operations	—	—	563

Net income (loss)	2,212	2,212	(4,120)
Interest, net of related tax on convertible subordinated notes	—	4,616	—

	$2,212	$6,828	$(4,120)

Weighted average shares outstanding:
Class A Subordinate Voting Stock	48,910	79,795	48,881
Class B Stock	58,466	58,466	58,466

	107,376	138,261	107,347

Earnings (loss) per share:
Continuing operations	$0.02	$0.02	$(0.05)
Discontinued operations	—	—	0.01

Earnings (loss) per share	$0.02	$0.02	$(0.04)

  As a result of the net loss for the three months ended March 31, 2005, options to purchase 4,845,500 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

9.     TRANSACTIONS WITH RELATED PARTIES

  (a)
  The Company's indebtedness and long-term debt due to parent consists of the following:

	March 31, 2006	December 31, 2005
Bridge loan facility, including accrued interest and commitment fees payable of nil (December 31, 2005 — $0.6 million)(i)	$86,614	$72,060
Gulfstream Park project financing, including long-term accrued interest payable of $6.4 million (December 31, 2005 — $3.7 million)(ii)	116,139	93,646
Remington Park project financing, including long-term accrued interest payable of $1.0 million (December 31, 2005 — $0.3 million)(iii)	29,222	19,854

	$231,975	$185,560
Less: due within one year	(86,928)	(72,060)

	$145,047	$113,500

    (i)
    Bridge Loan Facility

    In July 2005, a subsidiary of the Company's parent company, MID, provided to the Company a non-revolving bridge loan facility of up to $100.0 million. The first tranche of $50.0 million was available to the Company as of the closing of the bridge loan, a second tranche of $25.0 million was made available to the Company on October 17, 2005 and a third tranche of $25.0 million was made available to the Company on February 10, 2006. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company and an additional arrangement fee of $0.5 million was paid when the third tranche was made available to the Company. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at March 31, 2006 was 11.2% (December 31, 2005 — 10.9%). The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering by the Company be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream project financing as described in note 9(a)(ii) below), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company has pledged the shares and licenses of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, the Company has also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of the Company and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows.

    For the three months ended March 31, 2006, $15.0 million was advanced on this bridge loan, such that at March 31, 2006, $89.1 million was outstanding under the bridge loan. Net loan origination expenses of $2.5 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the three months ended March 31, 2006, $2.3 million of commitment fees and interest expense were incurred related to the bridge loan, of which a nominal amount was outstanding as at March 31, 2006.

    The Company and MID amended the bridge loan agreement to provide that (i) the Company place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, into escrow with MID, (ii) MID waive its negative pledge over the Company's land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) the Company will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that the Company did not enter into definitive agreements prior to December 1, 2005 to sell The Meadows or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by the Company. Upon the closing of the sale of The Meadows, the Company will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On November 17, 2005, Gulfstream Park signed a loan agreement with BE&K, Inc., which to March 31, 2006 had not been drawn upon. On February 9, 2006, the bridge loan was further amended such that certain subsidiaries of the Company were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, Palm Meadows Residential in Florida, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries.

    As at March 31, 2006, the Company has placed $14.3 million into escrow with MID, which is included in accounts receivable on the consolidated balance sheets.

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

    (ii)
    Gulfstream Park Project Financing

    In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described in note 9(a)(iii) below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company's subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. For the three months ended March 31, 2006, $19.7 million was advanced and $2.7 million of interest was accrued on this loan, such that at March 31, 2006, $119.5 million was outstanding under the Gulfstream Park loan, including $6.4 million of accrued interest. Net loan origination expenses of $3.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (iii)
    Remington Park Project Financing

    In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. For the three months ended March 31, 2006, $8.6 million was advanced and $0.7 million of interest was accrued on this loan, such that at March 31, 2006, $30.3 million was outstanding under the Remington Park loan, including $1.0 million of accrued interest. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

  (b)
  On February 20, 2006, a subsidiary of the Company extended its option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan to April 3, 2006, which was further extended on April 3, 2006 to June 2, 2006. If the Company is unable to renew this option arrangement with MID upon its expiry, then the Company may incur a write-down of the costs that have been incurred with respect to entitlements on this property and in pursuit of a racing license. At March 31, 2006, the Company has incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

  (c)
  On March 31, 2006, the Company sold a non-core real estate property located in the United States to Magna International Inc. for total proceeds of $5.6 million, net of transaction costs. The gain on sale of the property of approximately $2.9 million, net of tax, is reported as a contribution of equity. In accordance with the terms of the senior secured revolving credit facility, the Company is required to use the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

10.   COMMITMENTS AND CONTINGENCIES

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

  (c)
  The Company has letters of credit issued with various financial institutions of $2.4 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $21.9 million.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At March 31, 2006, these indemnities amounted to $5.0 million with expiration dates through 2007.

  (e)
  Contractual commitments outstanding at March 31, 2006, which related to construction and development projects, amounted to approximately $13.4 million.

  (f)
  The Maryland Jockey Club was a party to an agreement (the "Maryland Operating Agreement") with Cloverleaf Enterprises, Inc. ("Cloverleaf"), the current owner of Rosecroft Raceway ("Rosecroft"), a standardbred track located in Prince George's County in Maryland. The Maryland Operating Agreement was in effect since June 9, 2004 and expired on April 30, 2005, however both parties continued to informally operate under its terms until a new agreement could be finalized.

    The Maryland Operating Agreement has enabled Pimlico, Laurel Park and Rosecroft to conduct simulcast wagering on thoroughbred and harness race signals during the day and evening hours without restriction. Under the Maryland Operating Agreement, Cloverleaf agreed to pay the thoroughbred industry a 12% premium on pari-mutuel wagering (net of refunds) conducted at Rosecroft on all thoroughbred race signals, and The Maryland Jockey Club agreed to pay Cloverleaf a 12% premium on pari-mutuel wagering (net of refunds) conducted at Pimlico and Laurel Park on all standardbred race signals.

    On March 28, 2006, The Maryland Jockey Club entered into a Memorandum of Understanding, with an effective date of April 9, 2006 (the "Cross-Breed Agreement") with Cloverleaf. Under the Cross-Breed Agreement, the parties agree to conduct cross-breed simulcasting at The Maryland Jockey Club locations and at Rosecroft Raceway, to operate the existing off-track betting facilities, to develop new off-track betting facilities within the state of Maryland and allocate any future legislative authorized purse subsidies.

  (g)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc. ("Forest City") and various affiliates of the Company, anticipating the ownership and development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to the Company in consideration for its right to work exclusively with the Company on this project. This deposit has been included in other accrued liabilities on the Company's unaudited consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to March 31, 2006, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at March 31, 2006, approximately $9.2 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement further contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  (h)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties on several occasions and has been extended to May 15, 2006. To date, the Company has expended approximately $3.3 million on this initiative, of which $1.5 million was paid during the three months ended March 31, 2006. These amounts have been recorded as fixed assets on the Company's unaudited consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to March 31, 2006 has not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to March 31, 2006, the Company has not made any such payments.

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

11.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows training center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park's racing and gaming operations and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon OTB network and the North American production facility for StreuFex™; (6) European operations include Magna Racino™, MagnaBet™, RaceONTV™ and the European production facility for StreuFex™; and (7) Technology operations include XpressBet®, HorseRacing TV™ and a 30% equity investment in AmTote. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the operation of two golf courses and related facilities and other real estate holdings including residential housing developments adjacent to the Company's golf courses.

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

  The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of the Company's annual report on Form 10-K for the year ended December 31, 2005.

  The following summary presents key information about reported segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
		(restated — note 4)
Revenues
California operations	$118,774	$107,550
Florida operations	67,670	62,005
Maryland operations	28,038	24,804
Southern U.S. operations	29,902	15,560
Northern U.S. operations	21,947	21,128
European operations	3,215	2,077
Technology operations	11,704	11,450

	281,250	244,574
Corporate and other	48	64
Eliminations	(5,247)	(4,856)

Total racing and gaming operations	276,051	239,782

Golf and other	5,419	5,900

Total real estate and other operations	5,419	5,900

Total revenues	$281,470	$245,682

	Three Months Ended March 31,
	2006	2005
		(restated — note 4)
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$20,104	$16,010
Florida operations	13,518	9,850
Maryland operations	10	(416)
Southern U.S. operations	2,172	(578)
Northern U.S. operations	64	(617)
European operations	(2,858)	(4,138)
Technology operations	608	(14)

	33,618	20,097
Corporate and other	(7,292)	(6,581)
Predevelopment, pre-opening and other costs	(1,434)	(4,219)

Total racing and gaming operations	24,892	9,297

Golf and other	1,376	2,514

Total real estate and other operations	1,376	2,514

Total EBITDA	$26,268	$11,811

	March 31, 2006	December 31, 2005
Total Assets
California operations	$316,942	$295,066
Florida operations	344,317	303,069
Maryland operations	175,972	178,022
Southern U.S. operations	149,547	140,786
Northern U.S. operations	40,069	40,307
European operations	131,495	132,921
Technology operations	19,717	17,298

	1,178,059	1,107,469
Corporate and other	121,620	115,038

Total racing and gaming operations	1,299,679	1,222,507

Non-Core Real Estate	—	2,500
Golf and other	111,424	109,926

Total real estate and other operations	111,424	112,426

Total assets from continuing operations	1,411,103	1,334,933
Total assets held for sale	79,453	79,312

Total assets	$1,490,556	$1,414,245

  Reconciliation of EBITDA to Net Income (Loss)

	Three Months Ended March 31, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA	$24,892	$1,376	$26,268
Interest expense, net	13,581	490	14,071
Depreciation and amortization	9,905	745	10,650

Income before income taxes	$1,406	$141	1,547
Income tax benefit			(665)

Net income			$2,212

	Three Months Ended March 31, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$9,297	$2,514	$11,811
Interest expense, net	7,426	25	7,451
Depreciation and amortization	8,912	794	9,706

Income (loss) from continuing operations before income taxes	$(7,041)	$1,695	(5,346)
Income tax benefit			(663)

Net loss from continuing operations			(4,683)
Net income from discontinued operations			563

Net loss			$(4,120)

12.   SUBSEQUENT EVENTS

  (a)
  Effective as of April 13, 2006, the Company has entered into agreements to sell a restaurant and related real estate located in the United States. Under the terms of the agreements, the Company will receive approximately $1.7 million at closing, subject to a working capital adjustment and other customary closing conditions. This transaction will result in a gain of approximately $1.4 million and is expected to be completed on May 26, 2006. In accordance with the terms of the senior secured revolving credit facility, the Company is required to use the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

  (b)
  On April 7, 2006, the Company announced that it had reached a definitive agreement with Churchill Downs Incorporated ("CDI") and Racing UK to partner in a subscription television channel called "Racing World" that will broadcast races from the Company's and CDI's racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. Racing World, which launched on March 8, 2006, will offer exclusive distribution of MEC and CDI racing content. As part of the agreement, MEC, CDI and Racing UK will take ownership positions in Racing World with MEC and CDI contributing their respective in-home video and wagering rights in the United Kingdom and Ireland and Racing UK will manage the day-to-day channel operations.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Position

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2006.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon and Ebreichsdorf, Austria. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Two of our racetracks, Remington Park and Magna Racino™, include casino operations with alternative gaming machines. In addition, we operate off-track betting ("OTB") facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 12 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks, via private direct to home satellite, to paying subscribers. We also own RaceONTV™ in Europe, which distributes North American racing content from our racetracks and other U.S. racetracks that have agreed to participate in our international distribution network to locations outside North America. We also own a 30% equity interest in AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. While we are exploring the development of some of our real estate, we may sell our residential developments and certain other real estate in order to generate additional capital for our racing and gaming business. We are also working with potential developers and strategic partners for the development of leisure and entertainment or retail-based real estate projects on the excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. with respect to the planned development of "The Village at Gulfstream Park™", a mixed-use retail, entertainment and residential project on a portion of the Gulfstream Park property. In the first quarter of 2006, we completed the sale of our last remaining Non-Core Real Estate property to a related party for net proceeds of approximately $5.6 million. In accordance with the terms of our senior secured revolving credit facility, we are required to use the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

        The amounts described below are based on our consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("GAAP").

Recent Developments and Current Initiatives

        Effective as of April 13, 2006, we entered into agreements to sell a restaurant and related real estate in the United States. Under the terms of the agreements we will receive approximately $1.7 million, subject to a working capital adjustment and other customary closing adjustments. This transaction will result in a gain of approximately $1.4 million and is expected to be completed on May 26, 2006. In accordance with the terms of our senior secured revolving credit facility, we are required to use the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

        On April 7, 2006, we announced that we had reached a definitive agreement with Churchill Downs Incorporated ("CDI") and Racing UK, a media rights company and subscription television channel owned by 31 British racecourses, to partner in a subscription television channel called "Racing World" to broadcast races from MEC and CDI racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. Racing World, which launched on March 8, 2006, will offer exclusive distribution of MEC and CDI racing content. As part of the agreement, MEC, CDI and Racing UK will take ownership positions in Racing World with MEC and CDI contributing their respective in-home video and wagering rights in the United Kingdom and Ireland and Racing UK will manage the day-to-day channel operations.

        On April 3, 2006, we announced that an agreement previously entered into by one of our subsidiaries that owns 157 acres of excess real estate in Palm Beach County, Florida with Toll Bros., Inc., a Pennsylvania real estate development company, had been terminated. Certain aspects of the purchaser's development plan had faced opposition from within Palm Beach County. We are currently considering our options with respect to the property. As at March 31, 2006, the Company has determined that the plan of sale criteria under Financial Accounting Standards Board Statement No. 144 are no longer met and accordingly the property has been reclassified from "Assets Held for Sale" to "Real Estate Properties" on the balance sheets. Upon termination of this agreement, a mortgage in favor of MI Developments Inc. ("MID") was registered against the property under the terms of the bridge loan.

        On March 14, 2006, we announced that we had reached an agreement for one of our Austrian subsidiaries to distribute premium North American horse racing content directly to Ladbrokes' licensed betting shops throughout the United Kingdom and Ireland. The service is being provided to Ladbrokes Xtra, a new betting environment being rolled out to approximately 2,000 Ladbrokes shops across the United Kingdom and Ireland, and features premier racing content from both MEC and other quality North American tracks.

        On March 14, 2006, we announced that we had initiated a search for a new Chief Executive Officer to replace Tom Hodgson, who stepped down from the role on March 31, 2006. Until a replacement candidate is identified, Mr. Frank Stronach, our current Chairman of the Board, has assumed the role of Interim Chief Executive Officer.

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

        On December 8, 2005, we announced that legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutuel facilities that have conducted live racing or games during each of 2002 and 2003 had been passed by the Florida Legislature. Our Gulfstream Park racetrack, located in Broward County, is a licensed pari-mutuel facility that has conducted live racing during each of 2002 and 2003. Under the legislation, a qualifying facility will be entitled to offer up to 1,500 Class III slot machines, subject to a state tax rate of 50% on gross gaming revenues ("GGR"). All proceeds from that tax will be used to supplement Florida education. Each facility will also be subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility's GGR not exceeding $250.0 million and 4.5% of that facility's GGR in excess of $250.0 million. On January 4, 2006, the Governor of Florida signed the legislation into law and the Division of Pari-mutuel Wagering will oversee the conduct of slot machine operations and will be required to develop the governing rules and regulations. Draft rules and regulations were released on April 21, 2006 for public comment and a public hearing has been scheduled for May 23, 2006. The Division of Pari-mutuel Wagering is required to release final rules and regulations within 180 days of the signing of the legislation into law, failing which the facilities will be entitled to operate pursuant to temporary licenses. Since the signing of the legislation in January 2006, we have made significant efforts to secure a purse agreement with the Florida Horsemen's Benevolent and Protective Association ("FHBPA") with no success. On April 28, 2006 we announced that we had advised the FHBPA of our intention to proceed with arbitration under the Florida Statutes as a means of reaching a purse agreement. We are currently considering redevelopment opportunities with respect to a slot facility at Gulfstream Park and, provided that we are able to obtain adequate funding and reach a purse agreement with the FHBPA, we expect the slot facility to be operational during 2006.

        On November 21, 2005, we opened a gaming facility with 650 electronic gaming machines at Remington Park, our Oklahoma City racetrack. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in each of 2008 and 2010. Since its opening, the gaming facility has significantly improved Remington Park's operating results and will contribute to the horse racing industry through increased purses.

        On November 9, 2005, we announced that we had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc., each wholly-owned subsidiaries through which we currently own and operate The Meadows, our standardbred racetrack in Pennsylvania. Subject to the termination provisions in the share purchase agreement, the sale is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission, receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and satisfaction of certain other customary closing conditions. Under the terms of the share purchase agreement, Millennium-Oaktree will pay the Company $225.0 million and we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum five-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which will be released over time in accordance with the terms of the share purchase agreement.

        On July 22, 2005, we announced that as part of our strategic plan, our Board of Directors approved a Recapitalization Plan intended to recapitalize our balance sheet through the sale of certain non-strategic assets, with proceeds realized from those assets being applied to reduce debt. To date, we have completed, or entered into, agreements to sell non-strategic assets that are expected to generate net proceeds aggregating more than $300.0 million. These transactions include the sale of Flamboro Downs, a harness track in Canada and management control over the Colonial Downs racetrack in Virginia, both of which were sold in 2005 for gross proceeds of approximately $76.0 million. In March 2006, we completed the sale of a Non-Core Real Estate property located in the United States to a related party for net cash proceeds of approximately $5.6 million. In April 2006, we entered into an agreement to sell a restaurant and related real estate in the United States for proceeds of approximately $1.7 million. The remainder of the expected net proceeds will be generated on the completion of the sale of The Meadows to Millenium-Oaktree. We remain focused on selling other non-strategic assets and possibly, equity, with the goal of further reducing outstanding debt.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction in which we operate, there are a number of factors which will determine the viability and profitability of such an operation at our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the other sites which are licensed to offer alternative gaming in competition with the Company, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation was passed in each of Pennsylvania and Oklahoma in 2004 and in Florida in early 2006.

        The Pennsylvania Race Horse Development and Gaming Act was passed and signed into legislation in July 2004. This legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (i.e. racetracks) and up to five Category 2 licensed facilities (i.e. non-tracks), along with limited licenses to up to two Category 3 licensed facilities (i.e. resort hotels). Those racetracks and non-track facilities, which successfully apply for slot machine licenses, will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the Pennsylvania Gaming Control Board ("PGCB"). The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each. Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts ("Gross Terminal Revenues") to the State Gaming Fund, 4% of its Gross Terminal Revenues as a local share assessment, 5% of its Gross Terminal Revenues to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its Gross Terminal Revenues to a pool (the "Horsemen Pool") for distribution to each racetrack's horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their Gross Terminal Revenues which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track's Gross Terminal Revenues. All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We have submitted an application for a Conditional Category 1 slot license in connection with and reflecting the transaction announced on November 9, 2005 with Millenium-Oaktree.

        The redevelopment of Gulfstream Park, which commenced in 2004, was substantially completed in the first quarter of 2006. The project included significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also included the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park of $171.5 million has been financed through a $115.0 million Gulfstream Park project financing facility from MID, a loan of up to $13.5 million from BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project, and from our general corporate funds. As security for the loan from BE&K, Inc., certain of our subsidiaries that own land in Ocala, Florida have provided a guarantee to BE&K, Inc., which will be secured by a mortgage over the land in Ocala. Since the project included the demolition of a substantial portion of the existing buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations; however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted. Gulfstream Park opened for its 2006 live race meet on January 4, 2006. Racing and patron areas were sufficiently complete to open the meet. Construction continued through the first quarter of 2006 and best efforts were made to complete the facility and minimize interference with the 2006 live race meet. However, as a result of on-going construction through the first quarter of 2006, revenues and earnings generated during the 2006 race meet were negatively impacted.

        On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at the proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. On April 3, 2006, the option was extended to June 2, 2006. If we are unable to renew or further extend this option agreement with MID, then we may incur a write-down of certain costs that have been incurred with respect to this specific property. At March 31, 2006, we have incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

        On March 28, 2006, The Maryland Jockey Club entered into a memorandum of understanding, with an effective date of April 9, 2006 (the "Cross-Breed Agreement"), with Cloverleaf Enterprises, Inc., the owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Cross-Breed Agreement replaced a previous agreement (the "Maryland Operating Agreement"), which was effective as of June 9, 2004 and expired on April 30, 2005, however, both parties continued to informally operate under its terms until April 9, 2006. Under the 15-year Cross-Breed Agreement, the parties agree to conduct cross-breed simulcasting at The Maryland Jockey Club locations and at Rosecroft Raceway, to operate the existing OTB facilities, to develop new OTB facilities within the state of Maryland and allocate any future legislative authorized purse subsidies. We anticipate that the Cross-Breed Agreement will reduce The Maryland Jockey Club's revenues by approximately $1.8 million and earnings before income taxes by approximately $0.9 million in 2006.

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates, anticipating the ownership and development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to MEC in consideration for their right to work exclusively with MEC on this project. This deposit has been included in other accrued liabilities on our consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". The Limited Liability Company Agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial uses on a portion of the Gulfstream Park property. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to March 31, 2006, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at March 31, 2006, approximately $9.2 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement further contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain of our affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into Operating Agreements by May 31, 2005, which has been extended by mutual agreement of the parties on several occasions and has been extended to May 15, 2006. To date, we have expended approximately $3.3 million on this initiative, of which $1.5 million was paid during the first quarter of 2006. These amounts have been recorded as fixed assets on our consolidated balance sheets. We are continuing to explore these developmental opportunities, but to March 31, 2006, we have not entered into definitive Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to March 31, 2006, we have not made any such payments.

        We are exploring the possibility of the future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, on vacant land that we own in Dixon, California. This project is still in the early stages of planning and is subject to regulatory and other approvals.

        We have an option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of acquisition, which was August 22, 2003. If we exercise the First Option, we have a second option to acquire the remaining 40% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of exercise of the First Option. The shareholders of AmTote also have the right to sell to us their remaining equity interest during the 120 day period following the exercise of the First Option.

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

Results of Continuing Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Racing and gaming operations

        In the three months ended March 31, 2006, we operated our largest racetracks for 20 more live race days compared to the prior year period primarily due to a change in the racing calendar at Golden Gate Fields, which resulted in additional live race days in the first quarter of 2006. Our other racetracks operated 19 more live race days in the three months ended March 31, 2006, compared to the prior year period primarily due to additional live race days awarded at Remington Park and shifting of live race days into the first quarter of 2006 at The Meadows.

        Set forth below is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters of 2006 with comparatives for 2005.

LIVE RACE DAYS

	Q1 2006	Q1 2005	Awarded Q2 2006	Q2 2005	Awarded Q3 2006	Q3 2005	Awarded Q4 2006	Q4 2005	Total 2006(1)	Total 2005
Largest Racetracks
Santa Anita Park(2)	66	69	15	11	—	—	5	5	86	85
Gulfstream Park	71	71	15	15	—	—	—	—	86	86
Golden Gate Fields	40	21	25	29	30	—	7	46	102	96
Laurel Park	62	47	9	10	13	16	48	62	132	135
Lone Star Park	—	—	53	58	13	11	32	31	98	100
Pimlico Race Course	—	11	35	39	—	9	—	—	35	59

	239	219	152	162	56	36	92	144	539	561

Other Racetracks(3)
The Meadows	64	57	57	57	36	45	50	47	207	206
Thistledown	—	—	55	61	61	65	40	59	156	185
Remington Park	14	4	36	28	34	34	34	32	118	98
Portland Meadows	39	37	13	8	—	—	28	25	80	70
Great Lakes Downs	—	—	30	29	53	51	22	20	105	100
Magna Racino™	3	3	14	17	12	14	12	11	41	45

	120	101	205	200	196	209	186	194	707	704

Total	359	320	357	362	252	245	278	338	1,246	1,265

(1)
Includes actual live race days for the first quarter of 2006 and awarded live race days for the remainder of 2006.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 26 days in 2006 compared to 31 days in 2005.

(3)
Excludes Colonial Downs, which is owned by a third party whose racing operations were managed by The Maryland Jockey Club to September 30, 2005 and Flamboro Downs, which was sold on October 19, 2005, both of which are being reported as Discontinued Operations in 2005.

        In the three months ended March 31, 2006, revenues from our racing and gaming operations increased $36.3 million or 15.1% to $276.1 million, compared to $239.8 million in the comparable 2005 period, primarily due to:

  •
  Southern U.S. operations above the prior year period by $14.3 million or 92.2% due to the opening of casino operations at Remington Park in November 2005, which generated $14.8 million of revenues in the three months ended March 31, 2006, partially offset by reductions in attendance and wagering at Lone Star Park due to increased competition from other simulcast centers and the increasing popularity of internet wagering which eliminates the need to be at a simulcast center to wager.

  •
  California revenues above the prior year period by $11.2 million or 10.4% due to:

  •
  the change in the racing calendar at Golden Gate Fields, whereby live race days were increased from 21 days in the three months ended March 31, 2005 to 40 days in the three months ended March 31, 2006; and

  •
  increased attendance and higher levels of handle and gross wagering at Santa Anita Park as a result of good weather in Southern California in January and February 2006 and focused marketing initiatives to attract patrons "back to the track". Southern California experienced significant rainfall in the first quarter of 2005, which resulted in lower attendance and gross wagering and a reduction in the number of races that were run on the turf course in the first quarter of 2005. Turf course races typically generate higher levels of wagering.

  •
  Florida revenues above the prior year period by $5.7 million or 9.1% due to the opening of the new clubhouse facility at Gulfstream Park. The facility was sufficiently completed to open the meet on schedule on January 4, 2006; however, construction continued throughout most of the first quarter of 2006, which affected results for the quarter. We made best efforts to minimize the negative impact of the disruption.

  •
  Increased revenues in our Maryland operations, where revenues were above the prior year period by $3.2 million or 13.0% due to additional live race days in the first quarter of 2006 compared to the first quarter of 2005 and increased wagering on Laurel Park racing content as a result of the new turf course at Laurel Park, which has resulted in increased field sizes and increased handle. Export of the Laurel Park racing content was up significantly in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, evidencing higher quality racing that has generated increased interest in the racing product and wagering activity.

  •
  Increased revenues in our European operations, where revenues were above the prior year period by $1.1 million or 54.8% due to increased wagering activity through MagnaBet™.

        Pari-mutuel purses, awards and other increased $10.7 million or 8.0% to $145.5 million in the three months ended March 31, 2006, from $134.8 million in the three months ended March 31, 2005, primarily due to increased wagering at Golden Gate Fields, Gulfstream Park, Laurel Park and Santa Anita Park for reasons noted above. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other remained relatively consistent at 63.0% in the three months ended March 31, 2005 and 63.2% in the three months ended March 31, 2006.

        Gaming taxes, purses and other were $6.9 million in the three months ended March 31, 2006, with no prior year comparative due to the opening of the casino facility at Remington Park in late November 2005.

        Operating costs in our racing and gaming operations increased $5.8 million to $80.5 million in the three months ended March 31, 2006, from $74.7 million in the three months ended March 31, 2005, primarily due to:

  •
  an increase of $5.3 million in our Southern U.S. operations, primarily due to operating and marketing costs at Remington Park for the new casino facility;

  •
  an increase of $1.1 million in our Maryland operations as a result of additional live race days;

  •
  an increase of $1.0 million in our California operations primarily at Golden Gate Fields with additional live race days as a result of the change in the racing calendar, which added live race days into the first quarter of 2006 compared to the prior year period;

  •
  a decrease of $0.6 million in our Florida operations as a result of the first quarter of 2005 including $3.9 million of amortization relating to temporary facility construction costs at Gulfstream Park, which were amortized over Gulfstream Park's 2005 race meet, partially offset by increased costs in the three months ended March 31, 2006 incurred in the opening and operation of the new clubhouse facility; and

  •
  a decrease of $0.6 million in our European operations as a result of cost reduction initiatives.

        As a percentage of total racing and gaming revenues, operating costs decreased from 31.2% in the three months ended March 31, 2005 to 29.2% in the three months ended March 31, 2006, primarily as a result of the increase in racing and gaming revenues.

        General and administrative expenses in our racing and gaming operations remained consistent at $16.8 million in the three months ended March 31, 2006 and 2005. Several of our racetracks experienced lower general and administrative expenses, which were offset by a $1.0 million charge, which includes $0.5 million of stock-based compensation, at our Corporate office relating to the costs of severance on the departure of our former President and Chief Executive Officer as announced on March 14, 2006 and an additional $0.3 million of costs relating to stock-based compensation. With the implementation of SFAS 123(R) on January 1, 2006, we are now required to expense stock-based compensation, whereas historically, we have provided only pro-forma disclosure of stock-based compensation expense. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 7.0% in the three months ended March 31, 2005 to 6.1% in the three months ended March 31, 2006 due to the increase in racing and gaming revenues, partially offset by additional costs of severance and stock option arrangements.

Real estate and other operations

        Revenues from real estate and other operations decreased $0.5 million from $5.9 million in the three months ended March 31, 2005 to $5.4 million in the three months ended March 31, 2006. The decrease in revenues is attributable to foreign currency fluctuations arising from our European golf and residential development revenues in the three months ended March 31, 2006. The decrease of $1.1 million in earnings before interest, income taxes, depreciation and amortization from our real estate and other operations in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, is attributable to the decreased revenues as noted above, additional warranty costs incurred by our European residential development and additional costs incurred in the European golf operations as a result of severe winter weather, which increased utility and maintenance costs.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $2.8 million from $4.2 million in the three months ended March 31, 2005 to $1.4 million in the three months ended March 31, 2006. Predevelopment, pre-opening and other costs of $1.4 million in the three months ended March 31, 2006 represent costs of $1.2 million incurred pursuing alternative gaming opportunities and $0.2 million of costs relating to development initiatives undertaken to enhance our racing operations. In the first quarter of 2005, the predevelopment, pre-opening and other costs of $4.2 million that we incurred represented costs of $3.1 million pursuing alternative gaming opportunities, $0.4 million of costs relating to the Laurel Park redevelopment and $0.7 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.0 million from $9.7 million in the three months ended March 31, 2005 to $10.7 million in the three months ended March 31, 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park and the casino facility at Remington Park, both of which were completed recently, partially offset by reduced depreciation at The Meadows as a result of ceasing depreciation upon announcement of the sale transaction with Millenium-Oaktree.

Interest income and expense

        Our net interest expense for the three months ended March 31, 2006 increased $6.6 million to $14.1 million in the three months ended March 31, 2006 from $7.5 million in the three months ended March 31, 2005. The higher net interest expense is primarily attributable to borrowings on our bridge loan facility with MID and the Gulfstream Park and Remington Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment and the build-out of the Remington Park casino facility, interest on these financings was capitalized to the respective redevelopment projects. In the three months ended March 31, 2006, $1.3 million of interest was capitalized with respect to projects under development, compared to $1.0 million in the three months ended March 31, 2005.

Income tax provision

        In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to income (loss) from continuing operations before income taxes for the three months ended March 31, 2006 and 2005, resulting in an income tax benefit of $0.7 million for the three months ended March 31, 2006 and 2005. The income tax benefit for the three months ended March 31, 2006 and 2005 of $0.7 million represents primarily the benefit of income tax losses for certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the three months ended March 31, 2005 include the operations of Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents revenues and earnings from discontinued operations for the three months ended March 31, 2005:

Three months ended March 31, 2005
Revenues	$6,680
Costs and expenses	4,923

1,757
Depreciation and amortization	246
Interest expense, net	634

Income before income taxes	877
Income tax expense	314

Net income	$563

Liquidity and Capital Resources

Operating activities

        Cash provided from operations before changes in non-cash working capital increased $18.7 million from $0.3 million in the three months ended March 31, 2005 to $19.0 million in the three months ended March 31, 2006, due to an increase in net income from continuing operations in the three months ended March 31, 2006, compared to the prior year period as well as an increase in items not involving current cash flows. In the three months ended March 31, 2006, cash used for non-cash working capital balances was $22.3 million compared to cash used for non-cash working capital balances of $13.7 million in the three months ended March 31, 2005. Cash used by non-cash working capital balances of $22.3 million in the three months ended March 31, 2006 is primarily due to increases in restricted cash, accounts receivable and prepaid expenses and other and a decrease in other accrued liabilities, partially offset by increases in accounts payable, accrued salaries and wages and deferred revenue compared to the respective balances at December 31, 2005.

Investing activities

        Cash used in investing activities in the three months ended March 31, 2006 was $25.5 million, including expenditures of $32.6 million on real estate property and fixed asset additions, partially offset by $7.1 million of net proceeds received on the disposal of real estate properties, fixed and other assets. Expenditures on real estate property and fixed asset additions in the three months ended March 31, 2006 of $32.6 million consisted of $23.3 million on the Gulfstream Park redevelopment, $5.1 million on the Remington Park gaming facility, $1.2 million on maintenance capital improvements and $3.0 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $32.8 million in the three months ended March 31, 2006 arising from advances and long-term debt with our parent company of $42.1 million, partially offset by repayments of long-term debt of $9.3 million. The advances and long-term debt from our parent company of $42.1 million consists of $19.7 million on the Gulfstream Park project financing arrangement, $13.8 million on the bridge loan and $8.6 million on the Remington Park project financing arrangement.

Working Capital, Cash and Other Resources

        Our net working capital, excluding assets and liabilities held for sale was ($164.6) million at March 31, 2006, compared to ($160.9) million at December 31, 2005.

        A subsidiary of MID has provided us with a non-revolving bridge loan facility of up to $100.0 million. The first tranche of $50.0 million was available to us as of the closing of the bridge loan, a second tranche of $25.0 million was made available to us on October 17, 2005 and a third tranche of $25.0 million was made available to us on February 10, 2006. The bridge loan terminates on August 31, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to us and an additional arrangement fee of $0.5 million was paid when the third tranche of the loan was made available to us. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At our option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at March 31, 2006 was 11.2%. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of MEC's assets and guaranteed by certain of our subsidiaries. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, we have pledged the shares and licences of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, we have also assigned all inter-company loans made between us and our subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of MEC and its subsidiaries to the lender and to MEC's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the three months ended March 31, 2006, $15.0 million was advanced on this bridge loan, such that at March 31, 2006, $89.1 million was outstanding under the bridge loan. Net loan origination expenses of $2.5 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the three months ended March 31, 2006, $2.3 million of commitment fees and interest expense were incurred related to the bridge loan, of which a nominal amount was outstanding at March 31, 2006. In 2005, the Company and MID amended the bridge loan agreement to provide that (i) we place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded into escrow with MID, (ii) MID waive its negative pledge over our land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) we will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that we did not enter into definitive agreements prior to December 1, 2005 to sell The Meadows or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by us. Upon the closing of the sale of The Meadows, we will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On November 17, 2005, Gulfstream Park signed a loan agreement with BE&K, Inc., which to March 31, 2006 had not been drawn upon. On February 9, 2006, the bridge loan was further amended such that certain subsidiaries were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, Palm Meadows Residential in Florida, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries. At March 31, 2006, we had placed $14.3 million into escrow with MID, which is included in accounts receivable on the consolidated balance sheets. In accordance with the terms of the senior secured revolving credit facility and the bridge loan agreement, we were required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales.

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the three months ended March 31, 2006, $19.7 million was advanced and $2.7 million of interest was accrued on this loan, such that at March 31, 2006, $119.5 million was outstanding under the Gulfstream Park loan, which includes $6.4 million of accrued interest. Net loan origination expenses of $3.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the three months ended March 31, 2006, $8.6 million was advanced and $0.7 million of interest has accrued on the loan, such that at March 31, 2006, $30.3 million was outstanding under the loan, including $1.0 million of accrued interest. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, but may be extended at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our $50.0 million senior secured revolving credit facility and our bridge loan from MID. At March 31, 2006, $67.5 million was outstanding under this fully drawn facility.

        Loans under our $50.0 million senior secured revolving credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At March 31, 2006, we had borrowed $27.3 million and issued letters of credit totaling $21.9 million under this facility, such that $0.8 million was unused and available. Effective July 27, 2005, the facility's term was extended to July 31, 2006, the financial covenants were amended and are now EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields, mandatory repayment provisions were added and interest rates have been changed such that borrowings are now available by way of U.S. Base rate loans plus 3% or LIBOR plus 4%.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 2, 2008. At March 31, 2006, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 15, 2007. At March 31, 2006, all of the notes remained outstanding.

        In December 2004, one of our European subsidiaries entered into a loan arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At March 31, 2006, $19.5 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a financing arrangement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2006 through 2008. We received proceeds of Cdn. $13.7 million that is repayable in three annual installments of Cdn. $5.0 million commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%. At March 31, 2006, $8.0 million was outstanding under this arrangement. On April 5, 2005, the same Canadian subsidiary entered into a loan agreement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. We received proceeds of Cdn. $20.5 million that is repayable in six annual installments of Cdn. $5.0 million commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum. At March 31, 2006, $17.6 million was outstanding under this arrangement.

        One of our European subsidiaries is party to a 15.0 million Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At March 31, 2006, $18.2 million was outstanding on this facility, which matures on February 9, 2007. The same European subsidiary also has another 15.0 million Euro denominated term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At March 31, 2006, $18.2 million was outstanding under this facility, which matures on December 15, 2006.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At March 31, 2006, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At March 31, 2006, $12.1 million and $4.2 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        A subsidiary of the Company, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At March 31, 2006, $9.5 million was outstanding under this term loan facility.

        At March 31, 2006, we had cash and cash equivalents of $55.0 million, bank indebtedness of $30.3 million and total shareholders' equity of $467.9 million. At March 31, 2006, we were in compliance with all of our debt agreements and related covenants.

        The financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficiency of $112.1 million as at March 31, 2006. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business and maintain our obligations with respect to secured and unsecured creditors, neither of which is assured. Subject to the termination provisions in the share purchase agreement, the sale of The Meadows is scheduled to close following receipt of approval from the Pennsylvania Harness Racing Commission ("PHRC"), receipt by The Meadows of a Conditional Category 1 slot license pursuant to the Pennsylvania Race Horse Development and Gaming Act, and satisfaction of certain other customary closing conditions. Funds received on the closing of this transaction will be used to repay the Company's bridge loan with MID, which will mature on August 31, 2006 unless extended with the consent of both parties. Funds received on closing of the transaction will also be used to repay, in part, the Company's senior secured credit facility, which will mature on July 31, 2006 unless extended with the consent of both parties. At this time, we are uncertain as to the timing of the receipt of the slot license and PHRC approval, which is largely dependent on the applicable Pennsylvania regulatory approval process, and will ultimately determine the closing date of the transaction. We expect the transaction to close during 2006, but are uncertain that closing will occur prior to the current maturity dates of the MID bridge loan and senior secured credit facility. We are considering alternatives with respect to these credit facilities, which may include refinancing or extension subject to agreement by the lenders. We are also continuing to pursue other funding sources in connection with our previously announced Recapitalization Plan, which may include further assets sales, partnerships and raising equity. However, the successful realization of these efforts is not determinable at this time. The financial statements included with this report do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at March 31, 2006 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into two interest rate swap contracts. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility, which is $67.5 million as at March 31, 2006.

Accounting Developments

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates. At March 31, 2006, there are no new accounting standards which would impact us, which have not yet been adopted.

        Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. No stock-based compensation expense was recognized in the financial statements related to stock options in the three months ended March 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) ("SFAS 123(R)"), Share Based Payment, using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the three months ended March 31, 2006, includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior year period have not been restated. The Company's income before income taxes and net income for the three months ended March 31, 2006 would have been $2.3 million and $3.0 million, respectively, if the Company had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net income before income taxes and net income of $1.5 million and $2.2 million, respectively and basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.03, compared to reported basic and diluted earnings per share of $0.02.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: our strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, benefits or forecasts as to our financial and operating results and future economic performance and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management's good faith assumptions and analysis made in light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company's control, that could cause actual events or results to differ materially from such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Management's Discussion and Analysis of Results of Operations and Financial Position" and "Risk Factors" sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

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

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of March 31, 2006, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of March 31, 2006, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
4.1
Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))
4.2
Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed January 25, 2003 (file number 333-102889))

4.3
Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
10.1
Amended and Restated Credit Agreement between the Company and the Bank of Montreal, et al., dated as of dated as of July 22, 2005 (incorporated by reference to exhibit 10.5 to the registrant's Report on Form 10-Q filed on November 9, 2005).
10.2
First Amending Agreement made as of the 1st day of February, 2006 between the registrant and MID Islandi SF, et al. (incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 8-K filed on February 9, 2006).
10.3	Separation Agreement between the registrant and W. Thomas Hodgson dated March 31, 2006.
31.1	Certification of Interim Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MAGNA ENTERTAINMENT CORP. (Registrant)
By:	/s/ FRANK STRONACH Frank Stronach Interim Chief Executive Officer
By:	/s/ BLAKE TOHANA Blake Tohana Executive Vice-President and Chief Financial Officer

Date: May 9, 2006

QuickLinks

MAGNA ENTERTAINMENT CORP. I N D E X
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED BALANCE SHEETS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES