Form 10-Q
period 2006-03-08
MAGNA ENTERTAINMENT CORP
filed 2006-08-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006
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

Yes ☐            No ☒

The Registrant had 49,028,871 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of July 31, 2006.

MAGNA ENTERTAINMENT CORP.

I N D E X

i

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated — note 4)		(restated — note 4)
Revenues
Racing and gaming
Pari-mutuel wagering	$124,621	$125,261	$355,040	$339,236
Gaming	14,649	—	29,489	—
Non-wagering	38,896	35,803	69,688	61,610

	178,166	161,064	454,217	400,846

Real estate and other
Golf and other	6,654	7,277	10,989	12,061

	184,820	168,341	465,206	412,907

Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other	77,085	74,740	222,629	209,564
Gaming taxes, purses and other	7,445	—	14,366	—
Operating costs	74,000	68,736	154,502	143,468
General and administrative	17,453	15,108	34,229	31,905

	175,983	158,584	425,726	384,937

Real estate and other
Operating costs	4,267	5,275	7,159	7,342
General and administrative	342	304	587	703

	4,609	5,579	7,746	8,045

Predevelopment, pre-opening and other costs	1,660	1,610	3,094	5,829
Depreciation and amortization	10,788	9,614	21,436	19,298
Interest expense, net	16,136	7,714	30,208	15,165
Equity income	(192)	(430)	(210)	(517)

	208,984	182,671	488,000	432,757

Loss from continuing operations before income taxes	(24,164)	(14,330)	(22,794)	(19,850)
Income tax expense	3,230	3,215	2,494	2,482

Net loss from continuing operations	(27,394)	(17,545)	(25,288)	(22,332)
Net income (loss) from discontinued operations	1,056	(9,359)	1,162	(8,692)

Net loss	(26,338)	(26,904)	(24,126)	(31,024)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,591	(7,488)	7,278	(14,260)
Change in fair value of interest rate swap	26	(132)	100	257

Comprehensive loss	$(20,721)	$(34,524)	$(16,748)	$(45,027)

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock:
Basic and Diluted
Continuing operations	$(0.26)	$(0.16)	$(0.23)	$(0.21)
Discontinued operations	0.01	(0.09)	0.01	(0.08)

Loss per share	$(0.25)	$(0.25)	$(0.22)	$(0.29)

Average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding during the period (in thousands):
Basic and Diluted	107,463	107,359	107,419	107,353

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated — note 4)		(restated — note 4)
Cash provided from (used for):
Operating activities
Net loss from continuing operations	$(27,394)	$(17,545)	$(25,288)	$(22,332)
Items not involving current cash flows	16,889	9,309	33,699	14,255

	(10,505)	(8,236)	8,411	(8,077)
Changes in non-cash working capital balances	3,361	5,885	(18,992)	(7,936)

	(7,144)	(2,351)	(10,581)	(16,013)

Investing activities
Real estate property and fixed asset additions	(23,777)	(24,192)	(56,422)	(46,340)
Other asset additions	(944)	(558)	(851)	(666)
Proceeds on disposal of real estate properties and fixed assets	1,388	2,021	2,825	3,631
Proceeds on real estate sold to a related party	—	1,400	5,578	1,400

	(23,333)	(21,329)	(48,870)	(41,975)

Financing activities
Decrease in bank indebtedness	(5,500)	—	(5,500)	(500)
Proceeds from advances and long-term debt with parent	18,444	8,666	60,577	20,096
Repayment of advances and long-term debt with parent	(1,800)	—	(1,800)	—
Issuance of long-term debt	5,207	16,465	5,207	27,505
Repayment of long-term debt	(6,438)	(1,707)	(15,725)	(3,452)

	9,913	23,424	42,759	43,649

Effect of exchange rate changes on cash and cash equivalents	112	355	196	(558)

Net cash flows provided from (used for) continuing operations	(20,452)	99	(16,496)	(14,897)
Net cash flows provided from (used for) discontinued operations	1,214	(1,979)	1,405	(262)

Net decrease in cash and cash equivalents during the period	(19,238)	(1,880)	(15,091)	(15,159)
Cash and cash equivalents, beginning of period	55,029	46,726	50,882	60,005

Cash and cash equivalents, end of period	$35,791	$44,846	$35,791	$44,846

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(REFER TO NOTE 1 — GOING CONCERN)
(Unaudited)
(U.S. dollars and share amounts in thousands)

	June 30, 2006	December 31, 2005
		(restated — notes 3 & 4)
ASSETS
Current assets:
Cash and cash equivalents	$35,791	$50,882
Restricted cash	24,041	24,776
Accounts receivable	56,364	51,918
Prepaid expenses and other	12,137	7,369
Assets held for sale	79,890	79,312
Discontinued operations	—	254

	208,223	214,511

Real estate properties, net	989,897	960,449
Fixed assets, net	69,524	61,672
Racing licenses	109,868	109,868
Other assets, net	15,296	14,976
Future tax assets	54,161	52,439
Discontinued operations	—	362

	$1,446,969	$1,414,277

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$24,994	$30,260
Accounts payable	63,853	63,201
Accrued salaries and wages	9,047	8,187
Customer deposits	2,504	2,549
Other accrued liabilities	46,574	68,762
Income taxes payable	2,023	3,825
Long-term debt due within one year	59,416	38,033
Due to parent	100,045	72,060
Deferred revenue	11,908	8,846
Liabilities related to assets held for sale	27,797	27,737
Discontinued operations	—	373

	348,161	323,833

Long-term debt	156,758	182,830
Long-term debt due to parent	155,408	113,500
Convertible subordinated notes	220,892	220,347
Other long-term liabilities	13,213	12,872
Future tax liabilities	105,043	101,301

	999,475	954,683

Shareholders' equity:
Class A Subordinate Voting Stock (Issued: 2006 — 48,999; 2005 — 48,895)	318,809	318,105
Class B Stock (Issued: 2006 and 2005 — 58,466)	394,094	394,094
Contributed surplus	20,826	17,943
Other paid-in-capital	1,061	—
Deficit	(333,073)	(308,947)
Accumulated comprehensive income	45,777	38,399

	447,494	459,594

	$1,446,969	$1,414,277

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern

  These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficiency of $139.9 million as at June 30, 2006. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business and maintain its obligations with respect to secured and unsecured creditors, neither of which is assured. On November 9, 2005, the Company announced that it had entered into a share purchase agreement with PA Meadows, LLC and a fund managed by Oaktree Capital Management, LLC (together, "Millenium-Oaktree") providing for the acquisition by Millenium-Oaktree of all of the outstanding shares of the Company's wholly-owned subsidiaries through which the Company currently owns and operates The Meadows, a standardbred racetrack in Pennsylvania. The share purchase agreement was amended on July 26, 2006 (refer to Note 13(d)) to reflect the issuance of two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). The First Note will be repaid within 35 days of the earlier of the approval of the issuance of the gaming license provided that Millenium-Oaktree's lenders are reasonably satisfied with the conditions imposed by the Pennsylvania Gaming Control Board ("PGCB") or issuance of the gaming license. At the time the First Note is repaid, the Second Note, which secures the holdback amount, will be replaced with a letter of credit or corporate guaranty. Funds received on the repayment of the First Note will be used to repay the bridge loan with the Company's parent, MI Developments Inc. ("MID"), which matures on December 5, 2006. Funds received on repayment of the First Note will also be used to repay, in part, the Company's senior secured credit facility, which matures on November 6, 2006, unless further extended with the consent of both parties. Although, the Company expects Millenium-Oaktree to receive approval of the issuance of the gaming license and repay the First Note before the end of October 2006, there is still uncertainty as to the timing of approval of the issuance of a gaming license, which is largely dependant on the applicable Pennsylvania regulatory approval process. The Company is also continuing to pursue other funding sources in connection with the previously announced Recapitalization Plan, which may include further asset sales, partnerships and raising equity. However, the successful realization of these efforts is not determinable at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

2.     ACCOUNTING CHANGE

  Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. No stock-based compensation expense was recognized in the accompanying unaudited consolidated statements of operations and comprehensive loss related to stock options for the three and six months ended June 30, 2005 as all options granted had an exercise price no less than the fair market value of the Company's Class A Subordinate Voting Stock at the date of grant.

  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) ("SFAS 123(R)"), Share-Based Payment, using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the three and six months ended June 30, 2006, includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and six months ended June 30, 2005, have not been restated.

  The Company's net loss from continuing operations and net loss for the three months ended June 30, 2006 would have been $27.1 million and $26.0 million, respectively, if the Company had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net loss from continuing operations and net loss of $27.4 million and $26.3 million, respectively and basic and diluted loss per share for the three months ended June 30, 2006 would have been $0.24, compared to reported basic and diluted loss per share of $0.25.

  The Company's net loss from continuing operations and net loss for the six months ended June 30, 2006 would have been $24.2 million and $23.1 million, respectively, if the Company had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net loss from continuing operations and net loss of $25.3 million and $24.1 million, respectively and basic and diluted loss per share for the six months ended June 30, 2006 would have been $0.21 compared to a reported basic and diluted loss per share of $0.22.

  As a result of the adoption of SFAS 123(R), for the three and six months ended June 30, 2006, the Company recognized $0.3 million and $1.1 million, respectively, of stock-based compensation expense related to stock options which has been recorded on the accompanying unaudited consolidated balance sheets as "other paid-in-capital". The Company has estimated a nominal annual effective tax rate for the entire year (refer to Note 5) and accordingly has applied this effective tax rate to the stock-based compensation expense recognized for the three and six months ended June 30, 2006, resulting in a nominal income tax impact related to stock-based compensation expense.

  The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005 is as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(26,904)	$(31,024)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(387)	(596)

Pro-forma net loss	$(27,291)	$(31,620)

Loss per share
Basic — as reported	$(0.25)	$(0.29)
Basic — pro-forma	$(0.25)	$(0.29)

Diluted — as reported	$(0.25)	$(0.29)
Diluted — pro-forma	$(0.25)	$(0.29)

3.     ASSETS HELD FOR SALE

  (a)
  On November 3, 2005, the Company announced that one of its subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros., Inc. (the "purchaser"), a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale was subject to the completion of due diligence by the purchaser by April 3, 2006 and a closing by April 28, 2006. On April 3, 2006, the Company announced the termination of the sale agreement and, as such, the purchaser was not proceeding with the proposed sale as stipulated in the agreement. Upon termination of this agreement, a mortgage in favor of MID was registered against the property under the terms of the bridge loan. The Company is considering its options with respect to this property. The Company has determined that the plan of sale criteria under FASB Statement No.144, Accounting for Impairment or Disposal of Long-Lived Assets, are no longer met and accordingly, the property has been reclassified to reflect the carrying amount of the property in "real estate properties, net" rather than in "assets held for sale" on the accompanying unaudited consolidated balance sheets.

  (b)
  On November 9, 2005, the Company announced that it had entered into a share purchase agreement (the "Initial SPA") with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows Entities"), each wholly-owned subsidiaries of the Company, through which the Company currently owns and operates The Meadows, a standardbred racetrack in Pennsylvania. Under the terms of the Initial SPA, Millennium-Oaktree would pay the Company $225.0 million and the Company will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree pursuant to a minimum five-year racing services agreement. The purchase price is payable in cash at closing, subject to a holdback amount of $39.0 million, which is to be released over time in accordance with the terms of the Initial SPA (refer to Note 13(d)).

  (c)
  The Company's assets held for sale and related liabilities as at June 30, 2006 and December 31, 2005 are shown below. All assets held for sale and related liabilities have been classified as current at June 30, 2006 and December 31, 2005 as the assets and related liabilities described in section (b) above are expected to be sold within one year from the balance sheet date.

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Restricted cash	$492	$443
Accounts receivable	281	450
Income taxes receivable	1,320	857
Prepaid expenses and other	724	969
Real estate properties, net	16,485	16,154
Fixed assets, net	1,677	1,576
Racing license	58,266	58,266
Other assets, net	200	200
Future tax assets	445	397

	$79,890	$79,312

LIABILITIES
Current liabilities:
Accounts payable	$2,262	$2,012
Accrued salaries and wages	33	44
Other accrued liabilities	708	623
Deferred revenue	36	312
Future tax liabilities	24,758	24,746

	$27,797	$27,737

  (d)
  In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MID, the Company is required to use the net proceeds from the sale of The Meadows, as described in section (b) above, to fully pay down principal amounts outstanding under the bridge loan and to permanently pay down a portion of the principal amounts outstanding under the senior secured revolving credit facility up to $12.0 million (refer to Note 13(a)).

4.     DISCONTINUED OPERATIONS

  (a)
  On May 26, 2006, the Company completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain on disposition of approximately $1.5 million. The terms of the senior secured revolving credit facility require that the Company use the net proceeds from this transaction to repay principal amounts outstanding under that credit facility.

  (b)
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

  (c)
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

  (d)
  The Company's results of operations and cash flows related to discontinued operations for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Results of Operations
Revenues	$480	$7,662	$1,564	$15,458
Costs and expenses	510	5,723	1,416	11,566

	(30)	1,939	148	3,892
Depreciation and amortization	2	249	4	517
Interest expense (income), net	(2)	619	(3)	1,253
Write-down of racing license	—	12,290	—	12,290

Income (loss) before gain on disposition	(30)	(11,219)	147	(10,168)
Gain on disposition	1,495	—	1,495	—

Income (loss) before income taxes	1,465	(11,219)	1,642	(10,168)
Income tax expense (benefit)	409	(1,860)	480	(1,476)

Net income (loss)	$1,056	$(9,359)	$1,162	$(8,692)

Cash Flows
Operating activities	$(784)	$(909)	$(593)	$1,332
Investing activities	1,998	353	1,998	141
Financing activities	—	(2,019)	—	(2,019)

Net cash flows during the period from operations	1,214	(2,575)	1,405	(546)
Payments from (to) MEC's continuing operations	(1,214)	1,979	(1,405)	262

Net decrease in cash and cash equivalents during the period	—	(596)	—	(284)
Cash and cash equivalents, beginning of period	—	948	—	636

Cash and cash equivalents, end of period	$—	$352	$—	$352

  The Company's assets and liabilities related to discontinued operations as at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Income taxes receivable	$—	$32
Prepaid expenses and other	—	222

	—	254

Fixed assets, net	—	344
Future tax assets	—	18

	$—	$616

LIABILITIES
Current liabilities:
Accounts payable	$—	$181
Accrued salaries and wages	—	67
Other accrued liabilities	—	125

	$—	$373

5.     INCOME TAXES

  In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to the loss from continuing operations before income taxes for the three and six months ended June 30, 2006 and 2005, resulting in an income tax expense of $3.2 million and $2.5 million for the three and six months ended June 30, 2006 and 2005, respectively. The income tax expense for the three and six months ended June 30, 2006 and 2005 primarily represents income tax expense recognized from certain of the Company's U.S. operations that are not included in the Company's U.S. consolidated income tax return.

6.     BANK INDEBTEDNESS

  (a)
  The Company has a $50.0 million senior secured revolving credit facility, which expires on July 31, 2006. The credit facility is available by way of U.S. dollar loans and letters of credit for general corporate purposes. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At June 30, 2006, the Company had borrowings of $21.8 million (December 31, 2005 — $27.3 million), had issued letters of credit totaling $21.9 million (December 31, 2005 — $21.7 million) and had permanently repaid principal amounts outstanding of $5.5 million under the credit facility, such that $0.8 million was unused and available (refer to Note 13(a)).

    The loans under the facility bear interest at either the U.S. Base rate plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. The weighted average interest rate on the loans outstanding under the credit facility as at June 30, 2006 was 9.3% (December 31, 2005 — 9.3%).

  (b)
  One of the Company's European subsidiaries has a bank term line of credit agreement of Euros 2.5 million (U.S. $3.2 million), bearing interest at the European Interbank Offered Rate ("EURIBOR") plus 0.75% per annum (June 30, 2006 — 3.6%). The term line of credit is due on July 31, 2006. A European subsidiary has provided two first mortgages on real estate as security for this facility. At June 30, 2006, the bank term line of credit is fully drawn (refer to Note 13(f)).

7.     LONG-TERM DEBT

  On November 17, 2005, a subsidiary of the Company entered into a loan agreement with BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the reconstruction of the racetrack facilities at Gulfstream Park, for a loan of up to $13.5 million to assist in the financing of costs as a result of additional material and labor costs and changes in scope of work related to the reconstruction. The loan agreement was amended on June 30, 2006, and the loan amount was increased to $16.6 million. The loan matures on July 31, 2007 and may be extended at the lender's option to July 31, 2008. The loan bears interest at the U.S. prime rate plus 0.40% per annum and may be repaid at any time, in whole or in part, without penalty. Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by the Company. The Company is required to repay $2.0 million upon closing of the sale of The Meadows, after repaying the MID bridge loan and the $39.0 million required under the senior secured revolving credit facility (refer to Note 13(a)), within 30 days after the sale of The Meadows. On June 30, 2006, $5.2 million was advanced under the loan facility.

8.     CAPITAL STOCK AND LONG-TERM INCENTIVE PLAN

  (a)
  Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the three and six months ended June 30, 2006 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2005	48,895	$318,105	58,466	$394,094	107,361	$712,199
Issued under the Long-term Incentive Plan	100	680	—	—	100	680

Issued and outstanding at March 31, 2006	48,995	318,785	58,466	394,094	107,461	712,879
Issued under the Long-term Incentive Plan	4	24	—	—	4	24

Issued and outstanding at June 30, 2006	48,999	$318,809	58,466	$394,094	107,465	$712,903

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

    During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which will award performance shares of Class A Subordinate Voting Stock under the Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vested over a six or eight month period to December 31, 2005 and are to be distributed, subject to certain conditions, in two equal installments. The first distribution occurred prior to March 31, 2006 and the second distribution date is to occur on or about March 31, 2007. During the year ended December 31, 2005, 201,863 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. At December 31, 2005, there were 199,471 performance share awards vested with an average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and no non-vested performance share awards. During the six months ended June 30, 2006, 75,907 of these vested performance share awards were issued with a stated value of $0.5 million. Accordingly, there are 123,564 vested performance shares remaining to be issued under this 2005 incentive compensation arrangement.

    For 2006, the Company continued the incentive compensation program as described in the preceding paragraph. The program is similar in all respects except that the 2006 performance shares will vest over a 12 month period to December 31, 2006 and will be distributed, subject to certain conditions on or about March 31, 2007. In the six months ended June 30, 2006, 161,099 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance share awards were issued and 3,299 performance share awards were forfeited. As at June 30, 2006, there were 77,655 performance share awards vested with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share and there were 78,529 non-vested performance share awards with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share. The compensation expense related to these performance shares was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively. As at June 30, 2006, the total unrecognized compensation expense related to these performance shares is $0.5 million, which is expected to be recognized into expense over the remaining period to December 31, 2006.

    In the three and six months ended June 30, 2006, 25,896 shares with a stated value of $0.2 million (for the three and six months ended June 30, 2005, 14,175 shares with a stated value of $0.1 million) were issued to Company directors in payment of services rendered.

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

    Information with respect to shares under option at June 30, 2006 and 2005 is as follows (number of shares subject to option in the following tables are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2006	2005	2006	2005
Balance at January 1	4,827,500	4,500,500	$6.14	$6.18
Granted	—	490,000	—	6.40
Exercised	—	—	—	—
Forfeited and expired(i)	—	(145,000)	—	6.76

Balance at March 31	4,827,500	4,845,500	$6.14	$6.19
Granted	—	155,000	—	6.70
Exercised	—	—	—	—
Forfeited and expired(i)	(64,000)	(88,000)	6.80	7.32

Balance at June 30	4,763,500	4,912,500	$6.13	$6.18

    (i)
    For the three and six months ended June 30, 2006 and 2005, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited for the three and six months ended June 30, 2006 and 2005 were subsequently reissued.

	Options Outstanding		Options Exercisable
	2006	2005	2006	2005
Number	4,763,500	4,912,500	4,245,415	4,114,430
Weighted average exercise price	$6.13	$6.18	$6.08	$6.12
Weighted average remaining contractual life (years)	4.6	5.6	4.2	5.0

    At June 30, 2006, the 4,763,500 stock options outstanding had exercise prices ranging from $3.91 to $7.24 per share.

    During the three and six months ended June 30, 2006, no stock options were granted (for the three months ended June 30, 2005 — 155,000 options were granted with a weighted-average fair value of $2.58 per option; for the six months ended June 30, 2005 — 645,000 options were granted with a weighted-average fair value of $2.90 per option). The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk free interest rates	N/A	3.7%	N/A	3.9%
Dividend yields	N/A	—	N/A	—
Volatility factor of expected market price of Class A Subordinate Voting Stock	N/A	0.542	N/A	0.549
Weighted average expected life (years)	N/A	4.00	N/A	4.00

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

    The compensation expense recognized for the three and six months ended June 30, 2006 related to stock options was approximately $0.3 million and $1.1 million, respectively (for the three and six months ended June 30, 2005 — nil). As at June 30, 2006, the total unrecognized compensation expense related to stock options is $0.6 million, which is expected to be recognized into expense over a period of 3.5 years.

    For the three and six months ended June 30, 2006, the Company recognized total compensation expense of $0.6 million and $1.7 million, respectively (for the three and six months ended June 30, 2005 — $0.1 million) relating to performance share awards, director compensation and stock options under the Plan.

  (c)
  Maximum Shares

    The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, convertible subordinated notes and performance shares issued and outstanding as at June 30, 2006 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	48,999
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,764
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
Performance share awards of Class A Subordinate Voting Stock	280

142,609

9.     LOSS PER SHARE

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Net loss from continuing operations	$(27,394)	$(17,545)	$(25,288)	$(22,332)
Net income (loss) from discontinued operations	1,056	(9,359)	1,162	(8,692)

Net loss	(26,338)	(26,904)	(24,126)	(31,024)
Interest, net of related tax on convertible subordinated notes	—	—	—	—

	$(26,338)	$(26,904)	$(24,126)	$(31,024)

Weighted average shares outstanding:
Class A Subordinate Voting Stock	48,997	48,893	48,953	48,887
Class B Stock	58,466	58,466	58,466	58,466

	107,463	107,359	107,419	107,353

Earnings (loss) per share:
Continuing operations	$(0.26)	$(0.16)	$(0.23)	$(0.21)
Discontinued operations	0.01	(0.09)	0.01	(0.08)

Loss per share	$(0.25)	$(0.25)	$(0.22)	$(0.29)

  As a result of the net loss for the three and six months ended June 30, 2006, options to purchase 4,763,500 shares, notes convertible into 30,100,124 shares and 279,748 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

  As a result of the net loss for the three and six months ended June 30, 2005, options to purchase 4,912,500 shares, notes convertible into 30,100,124 shares and 210,122 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

10.   TRANSACTIONS WITH RELATED PARTIES

  (a)
  The Company's indebtedness and long-term debt due to parent consists of the following:

	June 30, 2006	December 31, 2005
Bridge loan facility, including accrued interest and commitment fees payable of $1.0 million (December 31, 2005 — $0.6 million)(i)	$99,364	$72,060
Gulfstream Park project financing, including long-term accrued interest payable of $9.7 million (December 31, 2005 — $3.7 million)(ii)	124,303	93,646
Remington Park project financing, including long-term accrued interest payable of $0.3 million (December 31, 2005 — $0.3 million)(iii)	31,786	19,854

	$255,453	$185,560
Less: due within one year	(100,045)	(72,060)

	$155,408	$113,500

  (i)
  Bridge Loan Facility

    In July 2005, a subsidiary of the Company's parent company, MID, provided to the Company a non-revolving bridge loan facility of up to $100.0 million. The first tranche of $50.0 million was available to the Company as of the closing of the bridge loan, a second tranche of $25.0 million was made available to the Company on October 17, 2005 and a third tranche of $25.0 million was made available to the Company on February 10, 2006. The bridge loan terminates on August 31, 2006 (refer to Note 13(b)). An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company and an additional arrangement fee of $0.5 million was paid when the third tranche was made available to the Company. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at June 30, 2006 was 11.7% (December 31, 2005 — 10.9%). The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering by the Company be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing as described in Note 10(a)(ii) below), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company has pledged the shares and licenses of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, the Company has also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of the Company and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows.

    During the six months ended June 30, 2006, $25.4 million was advanced on this bridge loan, such that at June 30, 2006, $99.5 million was outstanding under the bridge loan. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the six months ended June 30, 2006, $5.0 million of commitment fees and interest expense were incurred related to the bridge loan, of which $1.0 million was outstanding as at June 30, 2006.

    The Company and MID amended the bridge loan agreement to provide that (i) the Company place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, into escrow with MID, (ii) MID waive its negative pledge over the Company's land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project (refer to Note 7), (iv) the Company will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that the Company did not enter into definitive agreements prior to December 1, 2005 to sell The Meadows or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by the Company. Upon the closing of the sale of The Meadows, the Company will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On February 9, 2006, the bridge loan was further amended such that certain subsidiaries of the Company were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, Palm Meadows Residential in Florida, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries.

    As at June 30, 2006, the Company has placed $17.7 million into escrow with MID, which is included in accounts receivable on the unaudited consolidated balance sheets.

    In accordance with the terms of the senior secured revolving credit facility and the bridge loan agreement, the Company was required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales (refer to Note 13(b)).

  (ii)
  Gulfstream Park Project Financing

    In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described in note 10(a)(iii) below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company's subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the six months ended June 30, 2006, $24.5 million was advanced and $6.0 million of interest was accrued on this loan, such that at June 30, 2006, $127.6 million was outstanding under the Gulfstream Park loan, including $9.7 million of accrued interest. Net loan origination expenses of $3.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity (refer to Note 13(c)).

  (iii)
  Remington Park Project Financing

    In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the six months ended June 30, 2006, $12.2 million was advanced, $1.5 million of interest was accrued and $1.8 million was repaid on this loan, such that at June 30, 2006, $32.9 million was outstanding under the Remington Park loan, including $0.3 million of accrued interest. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

  (b)
  A subsidiary of the Company has an option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan, which expires on September 5, 2006. If the Company is unable to renew this option arrangement with MID upon its expiry, then the Company may incur a write-down of the costs that have been incurred with respect to entitlements on this property and in pursuit of a racing license. At June 30, 2006, the Company has incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

  (c)
  On March 31, 2006, the Company sold a non-core real estate property located in the United States to Magna International Inc. for total proceeds of $5.6 million, net of transaction costs. The gain on sale of the property of approximately $2.9 million, net of tax, is reported as a contribution of equity. In accordance with the terms of the senior secured revolving credit facility, the Company used the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

11.   COMMITMENTS AND CONTINGENCIES

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

  (c)
  The Company has letters of credit issued with various financial institutions of $2.5 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $21.9 million.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At June 30, 2006, these indemnities amounted to $5.0 million with expiration dates through 2007.

  (e)
  Contractual commitments outstanding at June 30, 2006, which related to construction and development projects, amounted to approximately $1.4 million.

  (f)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc. ("Forest City") and various affiliates of the Company, anticipating the development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to the Company in consideration for its right to work exclusively with the Company on this project. This deposit has been included in other accrued liabilities on the Company's consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to June 30, 2006, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at June 30, 2006, approximately $11.1 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  (g)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into operating agreements. To date, the Company has expended approximately $4.1 million on this initiative, of which $2.3 million was paid during the six months ended June 30, 2006. These amounts have been recorded as fixed assets on the Company's consolidated balance sheets. The Company is continuing to explore these developmental opportunities, but to June 30, 2006 has not entered into binding Operating Agreements on either of these potential developments. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to June 30, 2006, the Company has not made any such payments.

  (h)
  On August 22, 2003, the Company completed the acquisition of a 30% equity interest in AmTote International, Inc. ("AmTote") for a total cash purchase price, including transaction costs, of $4.3 million. One of the Company's wholly-owned subsidiaries has a purchase option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of acquisition. If the Company exercises the First Option, it has a second purchase option (the "Second Option") to acquire the remaining 40% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of exercise of the First Option. The shareholders of AmTote also have the right to require the Company to purchase their remaining equity interest during the 120 day period following the exercise of the First Option. AmTote is a provider of totalisator services to the pari-mutuel industry and has service contracts with over 70 North American racetracks and other wagering entities. The Company's 30% share of the results of operations of AmTote is accounted for under the equity method (refer to Note 13(e)).

12.   SEGMENT INFORMATION

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

  The following summary presents key information about reported segments for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
California operations	$42,333	$40,382	$161,107	$147,932
Florida operations	10,997	10,585	78,667	72,590
Maryland operations	43,697	41,567	71,735	66,371
Southern U.S. operations	45,748	33,225	75,650	48,785
Northern U.S. operations	24,822	25,370	46,769	46,498
European operations	4,098	2,878	7,313	4,955
Technology operations	8,331	8,842	20,035	20,292

	180,026	162,849	461,276	407,423
Corporate and other	36	20	84	84
Eliminations	(1,896)	(1,805)	(7,143)	(6,661)

Total racing and gaming operations	178,166	161,064	454,217	400,846

Golf and other	6,654	7,277	10,989	12,061

Total real estate and other operations	6,654	7,277	10,989	12,061

Total revenues	$184,820	$168,341	$465,206	$412,907

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$2,584	$1,943	$22,688	$17,953
Florida operations	(3,092)	(3,115)	10,426	6,735
Maryland operations	9,929	9,387	9,939	8,971
Southern U.S. operations	7,345	5,356	9,517	4,778
Northern U.S. operations	(350)	(307)	(286)	(924)
European operations	(3,944)	(5,771)	(6,802)	(9,909)
Technology operations	(2,155)	413	(1,547)	399

	10,317	7,906	43,935	28,003
Corporate and other	(7,942)	(4,996)	(15,234)	(11,577)
Predevelopment, pre-opening and other costs	(1,660)	(1,610)	(3,094)	(5,829)

Total racing and gaming operations	715	1,300	25,607	10,597

Golf and other	2,045	1,698	3,243	4,016

Total real estate and other operations	2,045	1,698	3,243	4,016

Total EBITDA	$2,760	$2,998	$28,850	$14,613

	June 30, 2006	December 31, 2005
Total Assets
California operations	$277,869	$295,066
Florida operations	338,465	303,069
Maryland operations	176,611	178,022
Southern U.S. operations	148,564	140,786
Northern U.S. operations	40,620	40,307
European operations	138,327	132,921
Technology operations	16,783	17,298

	1,137,239	1,107,469
Corporate and other	118,282	115,166

Total racing and gaming operations	1,255,521	1,222,635

Non-Core Real Estate	—	2,500
Golf and other	111,558	109,214

Total real estate and other operations	111,558	111,714

Total assets from continuing operations	1,367,079	1,334,349
Total assets held for sale	79,890	79,312
Total assets from discontinued operations	—	616

Total assets	$1,446,969	$1,414,277

  Reconciliation of EBITDA to Net Loss

	Three months ended June 30, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$715	$2,045	$2,760
Interest expense, net	15,614	522	16,136
Depreciation and amortization	10,040	748	10,788

Income (loss) from continuing operations before income taxes	$(24,939)	$775	(24,164)
Income tax expense			3,230

Net loss from continuing operations			(27,394)
Net income from discontinued operations			1,056

Net loss			$(26,338)

	Three months ended June 30, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$1,300	$1,698	$2,998
Interest expense, net	7,388	326	7,714
Depreciation and amortization	8,862	752	9,614

Income (loss) from continuing operations before income taxes	$(14,950)	$620	(14,330)
Income tax expense			3,215

Net loss from continuing operations			(17,545)
Net loss from discontinued operations			(9,359)

Net loss			$(26,904)

	Six months ended June 30, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$25,607	$3,243	$28,850
Interest expense, net	29,195	1,013	30,208
Depreciation and amortization	19,975	1,461	21,436

Income (loss) from continuing operations before income taxes	$(23,563)	$769	(22,794)
Income tax expense			2,494

Net loss from continuing operations			(25,288)
Net income from discontinued operations			1,162

Net loss			$(24,126)

	Six months ended June 30, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$10,597	$4,016	$14,613
Interest expense, net	14,814	351	15,165
Depreciation and amortization	17,774	1,524	19,298

Income (loss) from continuing operations before income taxes	$(21,991)	$2,141	(19,850)
Income tax expense			2,482

Net loss from continuing operations			(22,332)
Net loss from discontinued operations			(8,692)

Net loss			$(31,024)

13.   SUBSEQUENT EVENTS

  (a)
  On July 26, 2006, the Company amended and extended its senior secured revolving credit facility. The maturity date has been extended from July 31, 2006 to November 6, 2006 and the maximum permitted borrowings for general corporate purposes has been increased to $50.0 million. The facility was also amended to provide for an additional $14.0 million to finance the exercise of the Company's purchase options to acquire the remaining 70% of AmTote (refer to Note 13(e)). The amendment also requires that the Company repay $39.0 million upon closing of the sale of The Meadows, after repaying the MID bridge loan.

  (b)
  On July 26, 2006, the Company amended and extended its bridge loan facility with MID. The bridge loan maturity date has been extended from August 31, 2006 to December 5, 2006. Also, MID provided its consent to the Company's amended share purchase agreement and ownership transfer of The Meadows (refer to Note 13(d)) and the Company exercising the options to acquire the remaining 70% of AmTote (refer to Note 13(e)). In connection with the amendments, the Company will pay an extension fee of $0.5 million (0.5% of the amount of the bridge loan with MID), plus an additional fee of $0.5 million if the Company does not complete the sale of The Meadows by November 6, 2006.

  (c)
  On July 26, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of a slot facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of 500 slot machines.

    The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on the new tranche will be capitalized. Beginning January 1, 2007, the new tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to the slot facility will be made available by way of progress draw advances and there will be no prepayment penalty associated with the new tranche. The Gulfstream Park project financing facility will be further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. Gulfstream Park will pay the lender a fee of $0.3 million (1% of the amount of the new tranche) as consideration for the amendments.

  (d)
  On July 26, 2006, the Company announced that it had entered into an amended share purchase agreement, which modifies the Initial SPA with respect to the sale of The Meadows. As a result of regulatory requirements relating to the approval of the issuance of a gaming license by the PGCB, as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the Initial SPA, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the Initial SPA. The $225.0 million purchase price in the Initial SPA, which included a $39.0 million holdback, has been reduced to $200.0 million, with a $25.0 million holdback payable to the Company over a five-year period, subject to offset for certain indemnification obligations. In exchange for the shares of The Meadows Entities, the Company received two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). The First Note will be repaid within 35 days of the earlier of the approval of the issuance of the gaming license provided that Millenium-Oaktree's lenders are reasonably satisfied with the conditions imposed by the PGCB or issuance of the gaming license. At the time the First Note is repaid, the Second Note, which secures the holdback amount, will be replaced with a letter of credit or corporate guaranty. In the event that the First Note is not repaid by October 31, 2006, which date may under certain circumstances be extended up to December 5, 2006, then the two notes will be cancelled and the shares of The Meadows Entities will be returned to the Company. Concurrently with entering into the amended share purchase agreement, the parties have entered into a racing services agreement whereby the Company will continue to manage the racing operations at The Meadows, on behalf of Millenium-Oaktree, for at least five years.

  (e)
  On July 26, 2006, the Company announced that it had exercised the First Option to acquire an additional 30% equity interest in AmTote and has sent written notice of the Company's intention to exercise the Second Option to acquire the remaining 40% equity interest in AmTote. The purchase price to acquire the remaining 70% of AmTote will be determined at the purchase option closing dates in accordance with the formula contained in the AmTote stockholders agreement. The closing of the First Option to acquire an additional 30% equity interest of AmTote will occur no later than September 25, 2006 and the closing of the Second Option to acquire the remaining 40% equity interest will occur no later than November 25, 2006. The Company expects that the aggregate purchase price for the remaining 70% of AmTote will be approximately $14.0 million, which will be financed through the Company's increased senior secured revolving credit facility (refer to Note 13(a)).

  (f)
  On July 31, 2006, one of the Company's European subsidiaries amended and extended its bank term line of credit of Euros 2.5 million and its bank term loan of Euros 2.9 million. The amendments to the agreement included converting the two facilities into one bank term loan of Euros 4.5 million, requiring the repayment of Euros 0.9 million on July 31, 2006, extending the term to July 31, 2007 and requiring a further repayment of Euros 0.7 million on January 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2006.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Pennsylvania, Ohio, Michigan, Oregon and Ebreichsdorf, Austria. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Two of our racetracks, Remington Park and Magna Racino™, include casino operations with alternative gaming machines. In addition, we operate off-track betting ("OTB") facilities, a United States based national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 12 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. In April 2006, we entered into an agreement with Churchill Downs Incorporated ("CDI") and Racing UK to partner in a subscription television channel called "Racing World" that will broadcast races from the Company's and CDI's racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. We also own a 30% equity interest in AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        In addition to our racetracks, we own a significant real estate portfolio, which includes two golf courses and related recreational facilities as well as three residential developments in various stages of development in Austria, the United States and Canada. While we are exploring the development of some of our real estate, we expect to sell our golf courses and related recreational facilities and/or our residential developments and certain other real estate in order to generate additional capital for our racing and gaming business. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment and/or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. with respect to the planned development of "The Village at Gulfstream Park™", a mixed-use retail, entertainment and residential project on a portion of the Gulfstream Park property.

        The amounts described below are based on our unaudited consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Recent Developments and Current Initiatives

        On November 9, 2005, we announced that we had entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows Entities"), each wholly-owned subsidiaries through which we currently own and operate The Meadows, our standardbred racetrack in Pennsylvania. On July 26, 2006, we announced that we had entered into an amended share purchase agreement which modifies the original agreement with respect to the sale of The Meadows. As a result of the regulatory requirements relating to the approval of the issuance of a gaming license by the Pennsylvania Gaming Control Board ("PGCB"), as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the original share purchase agreement, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the initial agreement. The $225.0 million purchase price in the original share purchase agreement, which included a $39.0 million holdback, has been reduced to $200.0 million, with a $25.0 million holdback payable to us over a five-year period, subject to offset for certain indemnification obligations. In exchange for the shares of The Meadows Entities, we received two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). The First Note will be repaid within 35 days of the earlier of the approval of the issuance of the gaming license provided that Millenium-Oaktree's lenders are reasonably satisfied with the conditions imposed by the PGCB and the issuance of the gaming license. At the time the First Note is repaid, the Second Note, which secures the holdback amount, will be replaced with a letter of credit or corporate guaranty. In the event that the First Note is not repaid by October 31, 2006, which date may under certain circumstances be extended up to December 5, 2006, then the two notes will be cancelled and the shares of The Meadows Entities will be returned to us. Concurrently with entering into the amended share purchase agreement, the parties have entered into a racing services agreement whereby we will continue to manage the racing operations at The Meadows, on behalf of Millenium-Oaktree, for at least five years.

        On July 26, 2006, we announced that we had amended and extended two financing arrangements. The first amendment is to our senior secured revolving bank credit facility. The facility's maturity date has been extended from July 31, 2006 to November 6, 2006. The maximum permitted borrowings for general corporate purposes under this facility has been increased to $50.0 million and the facility was also amended to provide for an additional $14.0 million to finance the exercise of our options to acquire the remaining 70% of AmTote. The amendment also requires that we repay $39.0 million upon closing of the sale of The Meadows, after repaying the full amount of the bridge loan with a subsidiary of our parent company, MI Developments Inc. ("MID"). The second amendment is to the bridge loan whereby the maturity date has been extended from August 31, 2006 to December 5, 2006. MID has also provided its consent to the amended share purchase agreement and ownership transfer of The Meadows and the exercising of our options to acquire the remaining 70% of AmTote.

        Also on July 26, 2006 we announced that the existing project financing facility with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park had been amended by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of a slot facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of 500 slot machines.

        One of our wholly-owned subsidiaries has a purchase option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of our initial 30% equity interest acquisition, which was August 22, 2003. If we exercise the First Option, we have a second purchase option (the "Second Option") to acquire the remaining 40% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of exercise of the First Option. The shareholders of AmTote also have the right to require us to purchase their remaining equity interest during the 120 day period following the exercise of the First Option. On July 26, 2006, we announced that we had exercised our First Option to acquire an additional 30% equity interest in AmTote and have sent written notice of our intention to exercise the Second Option to acquire the remaining 40% equity interest. The purchase price to acquire the remaining 70% of AmTote will be determined at the purchase option closing dates in accordance with the formula contained in the AmTote stockholders agreement dated August 21, 2003. The closing of the First Option will occur no later than September 25, 2006 and the closing of the Second Option will occur no later than November 25, 2006. We expect that the aggregate purchase price for the remaining 70% of AmTote will be approximately $14.0 million, which will be financed through the increased senior secured revolving bank credit facility.

        On May 26, 2006, we completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain of approximately $1.5 million. The terms of our senior secured revolving credit facility require that we use the net proceeds from this transaction to repay principal amounts outstanding under that credit facility.

        On April 7, 2006, we announced that we had reached a definitive agreement with CDI and Racing UK, a media rights company and subscription television channel owned by 31 British racecourses, to partner in a subscription television channel called "Racing World" which will broadcast races from MEC and CDI racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. Racing World, which launched on March 8, 2006, will offer exclusive distribution of MEC and CDI racing content. Under the terms of the agreement, MEC, CDI and Racing UK will take ownership positions in Racing World with MEC and CDI contributing their respective in-home video and wagering rights in the United Kingdom and Ireland and Racing UK managing the day-to-day channel operations.

        On April 3, 2006, we announced the termination of an agreement previously entered into by one of our subsidiaries to sell 157 acres of excess real estate in Palm Beach County, Florida to Toll Bros., Inc., a Pennsylvania real estate development company. Certain aspects of the purchaser's development plan had faced opposition from within Palm Beach County. We are currently considering our options with respect to the property. Upon termination of the agreement, a mortgage in favor of MID, was registered against the property under the terms of the bridge loan.

        On March 14, 2006, we announced that we had reached an agreement for one of our Austrian subsidiaries to distribute premium North American horse racing content directly to Ladbrokes' licensed betting shops throughout the United Kingdom and Ireland. The service which is being provided to Ladbrokes Xtra, a new betting environment being rolled out to approximately 2,000 Ladbrokes shops across the United Kingdom and Ireland, features premier racing content from both MEC and other quality North American tracks.

        On March 14, 2006, we initiated a search for a new Chief Executive Officer to replace Tom Hodgson, who stepped down from the role on March 31, 2006. Until a replacement candidate is identified, Mr. Frank Stronach, our current Chairman of the Board, has assumed the role of Interim Chief Executive Officer.

        On February 27, 2006, we announced the formation of PariMax Inc., a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™, MagnaBet™, RaceONTV™ and our 30% stake in AmTote. PariMax will focus on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines to meet the needs of both distribution partners and end consumers worldwide.

        On December 8, 2005, we announced that the Florida State Legislature had passed legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutuel facilities that have conducted live racing or games during each of 2002 and 2003. Our Gulfstream Park racetrack, located in Broward County, is a licensed pari-mutuel facility that has conducted live racing during each of 2002 and 2003. Under the legislation, a qualifying facility will be entitled to offer up to 1,500 Class III slot machines, subject to a state tax rate of 50% on gross gaming revenues ("GGR"). All proceeds from that tax will be used to supplement Florida education. Each facility will also be subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility's GGR not exceeding $250.0 million and 4.5% of that facility's GGR in excess of $250.0 million. On January 4, 2006, the Governor of Florida signed the legislation into law. The Division of Pari-mutuel Wagering, which will oversee the conduct of slot machine operations, released final rules and regulations on June 26, 2006. We are currently in the process of preparing our application to obtain a gaming license. After negotiating with the Florida Horsemen's Benevolent and Protective Association ("FHBPA") during the first half of 2006 to secure a purse agreement, on July 14, 2006, we reached an agreement in principle with the FHBPA, which entitles the horsemen to purse contributions equal to 7.5% of GGR on the first 500 gaming machines installed at Gulfstream Park. As additional machines are installed the percentage of GGR will decline. Once the state imposed limit of 1,500 gaming machines are fully installed, purse contributions will be equal to 6.75% of GGR less than $200.0 million and 12.6% of GGR in excess of $200.0 million. We expect that the 500 gaming machine slot facility at Gulfstream Park will be operational by the end of October 2006. Funding for the slot facility will be provided by a new tranche of debt under the existing Gulfstream Park reconstruction project financing arrangement.

        On November 21, 2005, we opened a gaming facility with 650 electronic gaming machines at Remington Park, our Oklahoma City racetrack. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in each of 2008 and 2010. Since its opening, the gaming facility has significantly improved Remington Park's operating results and we expect it to contribute to the horse racing industry through increased purses.

        On July 22, 2005, we announced that as part of our strategic plan, our Board of Directors approved a Recapitalization Plan intended to recapitalize our balance sheet through the sale of certain non-strategic assets, with proceeds realized from those assets being applied to reduce debt. To date, we have completed, or entered into, agreements to sell non-strategic assets that are expected to generate net proceeds aggregating more than $280.0 million. These transactions include the sale of Flamboro Downs, a harness track in Canada and management control over the Colonial Downs racetrack in Virginia, both of which were sold in 2005 for gross proceeds of approximately $76.0 million. In March 2006, we completed the sale of a Non-Core Real Estate property located in the United States to a related party for net cash proceeds of approximately $5.6 million. In May 2006, we completed the sale of a restaurant and related real estate in the United States for proceeds of approximately $2.0 million. The remainder of the expected net proceeds will be generated on the completion of the sale of The Meadows to Millenium-Oaktree.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction in which we operate, there are a number of factors which will determine the viability and profitability of such an operation at our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the competitor sites which are also licensed to offer alternative gaming, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation was passed in each of Pennsylvania and Oklahoma in 2004 and in Florida in early 2006. An initiative is currently underway in Ohio to have a gaming initiative on the November 2006 electoral ballot. Our Ohio racetrack, Thistledown, is a party to an industry wide coalition supporting the legalization of alternative gaming in the state. The coalition has obtained a sufficient number of signatures of registered voters to support placement of the initiative on the November electoral ballot.

        The Pennsylvania Race Horse Development and Gaming Act was passed and signed into legislation in July 2004. This legislation authorizes the granting of slot machine licenses to up to seven Category 1 licensed facilities (racetracks) and up to five Category 2 licensed facilities (non-tracks), along with limited licenses to up to two Category 3 licensed facilities (resort hotels). Those racetracks and non-track facilities, which successfully apply for slot machine licenses, will be permitted to operate between 1,500 and 3,000 slot machines each, subject to future expansion of up to 2,000 additional machines per facility upon the approval of the PGCB. The licensed resort facilities will be permitted to operate, on a limited basis, up to 500 machines each. Each racetrack slot machine licensee in Pennsylvania will be required to pay 34% of its daily gross revenues from gaming less all monetary payouts ("Gross Terminal Revenues" or "GTR") to the State Gaming Fund, 4% of its GTR as a local share assessment, 5% of its GTR to the Pennsylvania Gaming Economic Development and Tourism Fund and a maximum of 12% of its GTR to a pool (the "Horsemen Pool") for distribution to each racetrack's horsemen, in the form of purses and other awards. Non-track and resort facilities will be bound to make the same percentage distributions but, since they do not conduct horse racing, they will contribute to the Horsemen Pool that portion of their GTR which is equal, on a pro rata basis, to the amount contributed to the Horsemen Pool by Category 1 licensees. The Horsemen Pool will then be allocated among the horsemen at each of the Category 1 licensed facilities, with the intention of providing payments to the horsemen at each racetrack, which are equivalent to 18% of that track's GTR. All racetrack licensees offering slot machines in Pennsylvania must pay an upfront fee of $50.0 million and will be required to commit a minimum of $5.0 million over a five year period, and a minimum of $0.25 million annually for five years thereafter, for improvements and maintenance of its backstretch. The legalization of alternative gaming at Pennsylvania racetracks is anticipated to have a significant positive impact on purses and on the Pennsylvania horse racing industry in general. We have submitted an application for a Conditional Category 1 slot license in connection with and reflecting the transaction announced on November 9, 2005, which was amended on July 26, 2006 with Millenium-Oaktree.

        The redevelopment of Gulfstream Park, which commenced in 2004, is now substantially complete. The project included significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also included the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park has been increased from the previously reported $171.5 million and is now expected to be $176.5 million. The project is being financed through a $115.0 million Gulfstream Park project financing facility from MID, a loan of up to $16.6 million from BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project, and from our general corporate funds. Since the project included the demolition of a substantial portion of the existing buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations; however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted. Gulfstream Park opened for its 2006 live race meet on January 4, 2006. Although racing and patron areas were sufficiently complete to open the meet, construction continued through the 2006 live race meet and best efforts were made to complete the facility and minimize interference with the race meet. However, as a result of on-going construction, revenues and earnings generated during the 2006 race meet were also negatively impacted.

        On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at the proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. On June 2, 2006, the option was extended to September 5, 2006. If we are unable to renew or further extend this option agreement with MID, then we may incur a write-down of certain costs that have been incurred with respect to this specific property. At June 30, 2006, we have incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

        On March 28, 2006, The Maryland Jockey Club entered into a memorandum of understanding, with an effective date of April 9, 2006 (the "Cross-Breed Agreement"), with Cloverleaf Enterprises, Inc., the owner of Rosecroft Raceway, a standardbred track located in Prince George's County in Maryland. The Cross-Breed Agreement replaced a previous agreement (the "Maryland Operating Agreement"), which was effective as of June 9, 2004 and expired on April 30, 2005, however, both parties continued to informally operate under its terms until April 9, 2006. Under the 15-year Cross-Breed Agreement, the parties agree to conduct cross-breed simulcasting at The Maryland Jockey Club locations and at Rosecroft Raceway, to operate the existing OTB facilities, to develop new OTB facilities within the state of Maryland and to allocate any future legislative authorized purse subsidies. We anticipate that the Cross-Breed Agreement will reduce The Maryland Jockey Club's revenues by approximately $1.8 million and earnings before income taxes by approximately $0.9 million in 2006.

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates, anticipating the development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to MEC in consideration for their right to work exclusively with MEC on this project. This deposit has been included in other accrued liabilities on our consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to June 30, 2006, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at June 30, 2006, approximately $11.1 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliates Holdings and certain of our affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of that Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into operating agreements. To date, we have expended approximately $4.1 million on this initiative, of which $2.3 million was paid during the six months ended June 30, 2006. These amounts have been recorded as fixed assets on our consolidated balance sheets. We are continuing to explore these developmental opportunities, but to June 30, 2006, we have not entered into binding operating agreements on either of these potential developments. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to June 30, 2006, we have not made any such payments.

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

Results of Continuing Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Racing and gaming operations

        In the six months ended June 30, 2006, we operated our largest racetracks for seven additional live race days compared to the prior year period primarily due to a change in the racing calendar at Golden Gate Fields, partially offset by five fewer live race days at each of the Maryland Jockey Club and Lone Star Park. Our other racetracks operated 17 additional live race days in the six months ended June 30, 2006, compared to the prior year period primarily due to additional live race days awarded at Remington Park and Portland Meadows, partially offset by a planned reduction in live race days at Thistledown.

        Set forth below is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters of 2006, with comparatives for 2005.

LIVE RACE DAYS

	Q1 2006	Q1 2005	Q2 2006	Q2 2005	YTD 2006	YTD 2005	Awarded Q3 2006	Q3 2005	Awarded Q4 2006	Q4 2005	Total 2006(1)	Total 2005
Largest Racetracks
Santa Anita Park(2)	66	69	15	11	81	80	—	—	5	5	86	85
Gulfstream Park	71	71	16	15	87	86	—	—	—	—	87	86
Golden Gate Fields	40	21	25	29	65	50	30	—	7	46	102	96
Laurel Park	62	47	9	10	71	57	13	16	48	62	132	135
Lone Star Park	—	—	53	58	53	58	13	11	32	31	98	100
Pimlico Race Course	—	11	31	39	31	50	—	9	—	—	31	59

	239	219	149	162	388	381	56	36	92	144	536	561

Other Racetracks
The Meadows	64	57	49	57	113	114	36	45	50	47	199	206
Thistledown	—	—	55	61	55	61	61	65	40	59	156	185
Remington Park	14	4	36	28	50	32	34	34	34	32	118	98
Portland Meadows	39	37	13	8	52	45	—	—	28	25	80	70
Great Lakes Downs	—	—	31	29	31	29	53	51	22	20	106	100
Magna Racino™	3	3	14	17	17	20	12	14	12	11	41	45

	120	101	198	200	318	301	196	209	186	194	700	704

Total	359	320	347	362	706	682	252	245	278	338	1,236	1,265

(1)
Includes actual live race days for the first and second quarters of 2006 and awarded live race days for the remainder of 2006.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 26 days in 2006 compared to 31 days in 2005.

        In the six months ended June 30, 2006, revenues from our racing and gaming operations increased $53.4 million or 13.3% to $454.2 million, compared to $400.8 million in the comparable 2005 period, primarily due to:

  •
  Southern U.S. revenues above the prior year period by $26.9 million or 55.1% due to gaming revenues at the Remington Park casino facility, which opened in November 2005, which generated $29.7 million of revenues in the six months ended June 30, 2006, partially offset by decreased handle and revenues at Lone Star Park due to five fewer live race days in the six months ended June 30, 2006 compared to the prior year period and increased competition from racetracks in surrounding states and internet wagering operations.

  •
  California revenues above the prior year period by $13.2 million or 8.9% due to:

  •
  increased attendance and higher levels of handle and wagering at Santa Anita Park throughout the 2006 live race meet as a result of good weather in Southern California and focused marketing initiatives to attract patrons "back to the track". Southern California experienced significant rainfall during the 2005 live race meet, which resulted in lower attendance and gross wagering and a reduction in the number of races that were run on the turf course during the 2005 live race meet. Turf course races typically generate higher levels of wagering; and

  •
  a change in the racing calendar at Golden Gate Fields, whereby live race days were increased from 50 days in the six months ended June 30, 2005 to 65 days in the six months ended June 30, 2006.

  •
  Florida revenues above the prior year period by $6.1 million or 8.4% due to the opening of the new clubhouse facility at Gulfstream Park. Although the facility was sufficiently completed to open the meet on schedule on January 4, 2006, construction continued throughout the live race meet, which affected current period results despite our best efforts to minimize the disruption's negative impact.

  •
  Maryland revenues above the prior year period by $5.4 million or 8.1% primarily due to increased food and beverage revenues from Maryland Turf Caterers, the food and beverage operations at Laurel Park and Pimlico, which was acquired in September 2005. These operations are now being consolidated into the Maryland operations, whereas previously the operations were accounted for on an equity basis. The increase is also attributable to increased wagering on Laurel Park racing content as a result of the new turf course at Laurel Park, which has resulted in increased field sizes and handle. Export of the Laurel Park racing content was up significantly in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, evidencing higher quality racing that has generated increased interest in the racing product and wagering activity.

  •
  European revenues above the prior year period by $2.4 million or 47.6% due to increased wagering activity through MagnaBet™.

        Pari-mutuel purses, awards and other increased $13.1 million or 6.2% to $222.6 million in the six months ended June 30, 2006, from $209.6 million in the six months ended June 30, 2005, primarily due to increased wagering at Santa Anita Park, Golden Gate Fields, Gulfstream Park and Laurel Park for reasons noted above. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 61.8% in the six months ended June 30, 2005 to 62.7% in the six months ended June 30, 2006 due to the loss of the favorable pari-mutuel tax rate at The Meadows, which was in effect until early April 2005, increased pari-mutuel tax rates at XpressBet® as a result of a recent pari-mutuel tax reassessment and increased wagering through MagnaBet™, which has a higher than average purses, awards and other percentage.

        Gaming taxes, purses and other were $14.4 million in the six months ended June 30, 2006, with no prior year comparative due to the opening of the casino facility at Remington Park in late November 2005.

        Operating costs in our racing and gaming operations increased $11.0 million or 7.7% to $154.5 million in the six months ended June 30, 2006, from $143.5 million in the six months ended June 30, 2005, primarily due to:

  •
  an increase of $8.8 million in our Southern U.S. operations, primarily due to operating and marketing costs at Remington Park for the new casino facility;

  •
  an increase of $3.3 million in our Maryland operations as a result of the acquisition of Maryland Turf Caterers as noted previously;

  •
  an increase of $0.7 million in our California operations due to increased wagering activity at Santa Anita Park and at Golden Gate Fields with additional live race days as a result of the change in the racing calendar;

  •
  a decrease of $0.4 million in our Florida operations as a result of the prior year period including amortization relating to temporary facility construction costs at Gulfstream Park, costs which were amortized over Gulfstream Park's 2005 race meet, partially offset by increased costs in the six months ended June 30, 2006 incurred in the opening and operation of the new clubhouse facility; and

  •
  a decrease of $1.8 million in our European operations as a result of cost reduction initiatives.

        As a percentage of total racing and gaming revenues, operating costs decreased from 35.8% in the six months ended June 30, 2005 to 34.0% in the six months ended June 30, 2006, primarily as a result of the increase in racing and gaming revenues.

        General and administrative expenses in our racing and gaming operations increased $2.3 million or 7.3% from $31.9 million in the six months ended June 30, 2005 to $34.2 million in the six months ended June 30, 2006. The increase is attributable to $2.0 million in severance costs for two senior executives at our Corporate office, which includes $0.7 million of stock-based compensation and an additional $0.3 million of costs relating to stock-based compensation for other executives and employees. With the implementation of SFAS 123(R) on January 1, 2006, we are now required to expense stock-based compensation, whereas historically, we have provided only pro-forma disclosure of stock-based compensation expense. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 8.0% in the six months ended June 30, 2005 to 7.5% in the six months ended June 30, 2006 due to the increase in racing and gaming revenues, partially offset by additional costs of severance and stock option arrangements.

Real estate and other operations

        Revenues from real estate and other operations decreased $1.1 million from $12.1 million in the six months ended June 30, 2005 to $11.0 million in the six months ended June 30, 2006. The decrease in revenues is attributable to fewer residential housing sales at our European residential development in the six months ended June 30, 2006 compared to the prior year period and foreign currency fluctuations arising from our European golf and residential development revenues. The decrease of $0.8 million in earnings before interest, income taxes, depreciation and amortization from our real estate and other operations in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, is primarily attributable to the decreased revenues as noted above.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $2.7 million from $5.8 million in the six months ended June 30, 2005 to $3.1 million in the six months ended June 30, 2006. Predevelopment, pre-opening and other costs incurred in the six months ended June 30, 2006 represent costs of $2.6 million incurred pursuing alternative gaming opportunities and $0.5 million of costs relating to development initiatives undertaken to enhance our racing operations. In the six months ended June 30, 2005, the predevelopment, pre-opening and other costs incurred represented costs of $4.5 million pursuing alternative gaming opportunities, $0.4 million of costs relating to the Laurel Park redevelopment and $0.9 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.1 million from $19.3 million in the six months ended June 30, 2005 to $21.4 million in the six months ended June 30, 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park and the casino facility at Remington Park, which were substantially completed in the first quarter of 2006 and the fourth quarter of 2005, respectively, partially offset by reduced depreciation at The Meadows as a result of ceasing depreciation upon announcement of the sale transaction with Millenium-Oaktree.

Interest income and expense

        Our net interest expense for the six months ended June 30, 2006 increased $15.0 million to $30.2 million in the six months ended June 30, 2006 from $15.2 million in the six months ended June 30, 2005. The higher net interest expense is primarily attributable to borrowings on the bridge loan facility and the Gulfstream Park and Remington Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment and the build-out of the Remington Park casino facility, interest on these financings were capitalized to the respective redevelopment projects. In the six months ended June 30, 2006, $1.7 million of interest was capitalized with respect to projects under development, compared to $2.3 million in the six months ended June 30, 2005.

Income tax provision

        In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the six months ended June 30, 2006 and 2005, resulting in an income tax expense of $2.5 million for the six months ended June 30, 2006 and 2005. The income tax provision for the six months ended June 30, 2006 and 2005 of $2.5 million represents primarily income tax expense recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the six months ended June 30, 2006 include the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. Discontinued operations for the six months ended June 30, 2005 include the operations of a restaurant and related real estate in the United States as noted above, Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents the results of operations from discontinued operations for the six months ended June 30, 2006 and 2005:

	Six months ended June 30, 2006	Six months ended June 30, 2005
Revenues	$1,564	$15,458
Costs and expenses	1,416	11,566

	148	3,892
Depreciation and amortization	4	517
Interest expense (income), net	(3)	1,253
Write-down of racing license	—	12,290

Income (loss) before gain on disposition	147	(10,168)
Gain on disposition	1,495	—

Income (loss) before income taxes	1,642	(10,168)
Income tax expense (benefit)	480	(1,476)

Net income (loss)	$1,162	$(8,692)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Racing and gaming operations

        In the three months ended June 30, 2006, revenues from our racing and gaming operations increased $17.1 million or 10.6% to $178.2 million, compared to $161.1 million in the comparable 2005 period, primarily due to:

  •
  Southern U.S. revenues above the prior year period by $12.5 million or 37.7% due to gaming revenues at the Remington Park casino facility, which opened in November 2005, which generated $14.7 million of revenues in the three months ended June 30, 2006, partially offset by decreased handle and wagering at Lone Star Park due to five fewer live race days in the second quarter of 2006 compared to the prior year and increased competition from racetracks in surrounding states and internet wagering operations.

  •
  California revenues above the prior year period by $2.0 million or 4.8% due to:

  •
  increased attendance and higher levels of handle and wagering at Santa Anita Park throughout the 2006 live race meet as a result of four additional live race days in the second quarter of 2006 compared to the prior year and focused marketing initiatives to attract patrons "back to the track"; partially offset by

  •
  a change in the racing calendar at Golden Gate Fields, whereby live race days were decreased from 29 days in the three months ended June 30, 2005 to 25 days in the three months ended June 30, 2006.

  •
  Maryland revenues above the prior year period by $2.1 million or 5.1% primarily due to the acquisition of Maryland Turf Caterers as previously noted.

  •
  European revenues above the prior year period by $1.2 million or 42.4% due to increased wagering activity through MagnaBet™.

        Pari-mutuel purses, awards and other increased $2.3 million or 3.1% to $77.1 million in the three months ended June 30, 2006, from $74.7 million in the three months ended June 30, 2005, primarily due to increased wagering at Santa Anita Park and Laurel Park, partially offset by decreased wagering at Golden Gate Fields for reasons noted above and additional purse subsidies received by The Maryland Jockey Club as a result of an agreement with the horsemen. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 59.7% in the three months ended June 30, 2005 to 61.9% in the three months ended June 30, 2006 due to increased pari-mutuel tax rates at XpressBet® as a result of a recent pari-mutuel tax reassessment and increased wagering through MagnaBet™, which has a higher than average purses, award and other percentage.

        Gaming taxes, purses and other were $7.4 million in the three months ended June 30, 2006, with no prior year comparative due to the opening of the casino facility at Remington Park in late November 2005.

        Operating costs in our racing and gaming operations increased $5.3 million or 7.7% to $74.0 million in the three months ended June 30, 2006, from $68.7 million in the three months ended June 30, 2005, primarily due to:

  •
  an increase of $3.6 million in our Southern U.S. operations, primarily due to operating and marketing costs at Remington Park for the new casino facility;

  •
  an increase of $2.2 million in our Maryland operations as a result of the acquisition of Maryland Turf Caterers, as previously noted; partially offset by

  •
  a decrease of $1.2 million in our European operations as a result of cost reduction initiatives.

        As a percentage of total racing and gaming revenues, operating costs decreased from 42.7% in the three months ended June 30, 2005 to 41.5% in the three months ended June 30, 2006, primarily as a result of the increase in racing and gaming revenues.

        General and administrative expenses in our racing and gaming operations increased $2.3 million or 15.5% from $15.1 million in the three months ended June 30, 2005 to $17.5 million in the three months ended June 30, 2006. General and administrative expenses at our racetracks in the three months ended June 30, 2006 were relatively consistent with the prior year period with the exception of Remington Park, which has experienced an increase in general and administrative employee costs relating to the casino operations. Our Corporate office costs increased in the three months ended June 30, 2006 compared to the prior year period due to severance costs and increased professional fees, stock-based compensation expense and bank charges. As a percentage of total racing and gaming revenues, general and administrative expenses increased from 9.4% in the three months ended June 30, 2005 to 9.8% in the three months ended June 30, 2006 due primarily to the increase in Corporate office costs in the current year period.

Real estate and other operations

        Revenues from real estate and other operations decreased $0.6 million from $7.3 million in the three months ended June 30, 2005 to $6.7 million in the three months ended June 30, 2006. The decrease in revenues is attributable to fewer residential housing sales at our European residential development in the second quarter of 2006 compared to the prior year period. The increase of $0.3 million in earnings before interest, income taxes, depreciation and amortization from our real estate and other operations in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, is attributable to lower warranty costs incurred by our European residential development in the three months ended June 30, 2006 compared to the prior year period, partially offset by reduced revenues as noted above.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs remained relatively consistent at $1.7 million in the three months ended June 30, 2006 and $1.6 million in the three months ended June 30, 2005. Predevelopment, pre-opening and other costs incurred in the three months ended June 30, 2006 represent costs of $1.4 million incurred pursuing alternative gaming opportunities and $0.3 million of costs relating to development initiatives undertaken to enhance our racing operations. Predevelopment, pre-opening and other costs incurred in the three months ended June 30, 2005 represented costs of $1.3 million pursuing alternative gaming opportunities and $0.3 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.2 million from $9.6 million in the three months ended June 30, 2005 to $10.8 million in the three months ended June 30, 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park and the casino facility at Remington Park, which were completed in the first quarter of 2006 and the fourth quarter of 2005, respectively, partially offset by reduced depreciation at The Meadows as a result of ceasing depreciation upon announcement of the sale transaction with Millenium-Oaktree.

Interest income and expense

        Our net interest expense for the three months ended June 30, 2006 increased $8.4 million to $16.1 million in the three months ended June 30, 2006 from $7.7 million in the three months ended June 30, 2005. The higher net interest expense is primarily attributable to borrowings on the bridge loan facility and the Gulfstream Park and Remington Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment and the build-out of the Remington Park casino facility, interest on these financings were capitalized to the respective redevelopment projects. In the three months ended June 30, 2006, $0.4 million of interest was capitalized with respect to projects under development, compared to $1.2 million in the three months ended June 30, 2005.

Income tax provision

        In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the three months ended June 30, 2006 and 2005, resulting in an income tax expense of $3.2 million in the three months ended June 30, 2006 and 2005. The income tax expense for the three months ended June 30, 2006 and 2005 of $3.2 million primarily represents income tax expense recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the three months ended June 30, 2006 include the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. Discontinued operations for the three months ended June 30, 2005 include the operations of a restaurant and related real estate in the United States as noted above, Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents results of operations from discontinued operations for the three months ended June 30, 2006 and 2005:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Revenues	$480	$7,662
Costs and expenses	510	5,723

	(30)	1,939
Depreciation and amortization	2	249
Interest expense (income), net	(2)	619
Write-down of racing license	—	12,290

Loss before gain on disposition	(30)	(11,219)
Gain on disposition	1,495	—

Income (loss) before income taxes	1,465	(11,219)
Income tax expense (benefit)	409	(1,860)

Net income (loss)	$1,056	$(9,359)

Liquidity and Capital Resources

Operating activities

        Cash provided from operations before changes in non-cash working capital increased $16.5 million from a use of cash of $8.1 million in the six months ended June 30, 2005 to a source of cash of $8.4 million in the six months ended June 30, 2006, due primarily to an increase in earnings before interest, income taxes, depreciation and amortization, partially offset by higher interest expense compared to the prior year period. In the six months ended June 30, 2006, cash used for non-cash working capital balances was $19.0 million compared to cash used for non-cash working capital balances of $7.9 million in the six months ended June 30, 2005. Cash used by non-cash working capital balances of $19.0 million in the six months ended June 30, 2006 is primarily due to a decrease in other accrued liabilities, partially offset by an increase in accounts receivable, compared to the respective balances at December 31, 2005.

Investing activities

        Cash used in investing activities in the six months ended June 30, 2006 was $48.9 million, including expenditures of $57.3 million on real estate property, fixed asset and other asset additions, partially offset by $8.4 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in the six months ended June 30, 2006 of $56.4 million consisted of $38.7 million on the Gulfstream Park redevelopment, $7.0 million on the Remington Park gaming facility, $4.0 million on maintenance capital improvements and $6.7 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided by financing activities was $42.8 million in the six months ended June 30, 2006 arising from advances and long-term debt with our parent company of $60.6 million and the issuance of other long-term debt of $5.2 million, partially offset by repayments of long-term debt of $15.7 million, repayment of bank indebtedness of $5.5 million and repayment of long-term debt with our parent of $1.8 million. The advances and long-term debt from our parent company of $60.6 million consists of $24.5 million on the Gulfstream Park project financing arrangement, $23.9 million on the bridge loan and $12.2 million on the Remington Park project financing arrangement.

Working Capital, Cash and Other Resources

        Our net working capital deficiency, excluding assets and liabilities held for sale was ($192.0) million at June 30, 2006, compared to ($160.9) million at December 31, 2005.

        A subsidiary of MID has provided us with a non-revolving bridge loan facility of up to $100.0 million. The first tranche of $50.0 million was available to us as of the closing of the bridge loan, a second tranche of $25.0 million was made available to us on October 17, 2005 and a third tranche of $25.0 million was made available to us on February 10, 2006. The bridge loan originally was to terminate on August 31, 2006, but on July 26, 2006 was amended and extended to December 5, 2006. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to us and an additional arrangement fee of $0.5 million was paid when the third tranche of the loan was made available to us. In connection with the amendments on July 26, 2006, there was an extension fee of $0.5 million (0.5% of the amount of the bridge loan) plus an additional fee of $0.5 million if we do not complete the sale of The Meadows by November 6, 2006. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At our option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at June 30, 2006 was 11.7%. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of our assets and guaranteed by certain of our subsidiaries. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, we have pledged the shares and licences of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, we have also assigned all inter-company loans made between us and our subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of MEC and its subsidiaries to the lender and to MEC's other principal indebtedness. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the six months ended June 30, 2006, $25.4 million was advanced on this bridge loan, such that at June 30, 2006, $99.5 million was outstanding under the bridge loan. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the six months ended June 30, 2006, $5.0 million of commitment fees and interest expense were incurred related to the bridge loan, of which $1.0 million was outstanding at June 30, 2006. The Company and MID amended the bridge loan agreement to provide that (i) we place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, into escrow with MID, (ii) MID waive its negative pledge over our land in Ocala, Florida, (iii) Gulfstream Park Racing Association, Inc. ("GPRA") enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) we will use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that we did not enter into definitive agreements prior to December 1, 2005 to sell The Meadows or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by us. Upon the closing of the sale of The Meadows, we will also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On February 9, 2006, the bridge loan was further amended such that certain of our subsidiaries were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, Palm Meadows Residential in Florida, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries. At June 30, 2006, we had placed $17.7 million into escrow with MID, which is included in accounts receivable on the unaudited consolidated balance sheets. In accordance with the terms of the senior secured revolving credit facility and the bridge loan agreement, we were required to use the net proceeds from the sale of Flamboro Downs to pay down the principal amount owing under the two loans in equal portions. However, both MID and the lender under the senior secured revolving credit facility agreed to mutually waive this repayment requirement, subject to certain other amendments, including provisions for repayment upon closing of certain future asset sales. On July 26, 2006, in connection with the bridge loan amendment, MID provided its consent to the amended share purchase agreement and ownership transfer of The Meadows and to exercising our options to acquire the remaining 70% of AmTote.

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 27, 2005 in connection with the Remington Park loan as described below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate The Meadows, Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of GPRA, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. During the six months ended June 30, 2006, $24.5 million was advanced and $6.0 million of interest was accrued on this loan, such that at June 30, 2006, $127.6 million was outstanding under the Gulfstream Park loan, including $9.7 million of accrued interest. Net loan origination expenses of $3.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of a slot facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of 500 slot machines. The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on the new tranche will be capitalized. Beginning January 1, 2007, the new tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to the slot facility will be made available by way of progress draws and there will be no prepayment penalty associated with the new tranche. The Gulfstream Park project financing facility will be further amended to introduce a mandatory annual cash flow sweep of not less than 75% of GPRA's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. GPRA will pay the lender a fee of $0.3 million (1% of the amount of the new tranche) as consideration for the amendments.

        To assist in financing additional material and labor costs and changes in scope of work related to the reconstruction of the Gulfstream Park racing facilities, GPRA has a $16.6 million loan arrangement with BE&K, Inc. The loan matures on July 31, 2007 and may be extended at the lender's option to July 31, 2008. The loan bears interest at the U.S. Prime rate plus 0.40% per annum and may be repaid at any time, in whole or in part, without penalty. Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by the Company. We also intend to repay $2.0 million of this loan directly to BE&K, Inc., upon closing of the sale of The Meadows, after repaying the full amount of the MID bridge loan and the $39.0 million required under the senior secured revolving credit facility, within 30 days of the collection of the First Note on the sale of The Meadows. On June 30, 2006, $5.2 million was advanced under the loan facility.

        A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by GPRA and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the six months ended June 30, 2006, $12.2 million was advanced, $1.5 million of interest was accrued on the loan and $1.8 million was repaid on this loan, such that at June 30, 2006, $32.9 million was outstanding under the loan, including $0.3 million of accrued interest. Net loan origination expenses of $1.1 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, but may be extended at SAC's option to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility. Effective November 30, 2005, we have entered into an additional interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our $50.0 million senior secured revolving credit facility and our bridge loan from MID. At June 30, 2006, $66.3 million was outstanding under this fully drawn facility.

        Loans under our $50.0 million senior secured revolving credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At June 30, 2006, we had borrowed $21.8 million, had issued letters of credit totaling $21.9 million and had permanently repaid principal amounts outstanding of $5.5 million under this facility, such that $0.8 million was unused and available. The facility contains financial covenants that include EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields and mandatory repayment provisions. Borrowings under the facility are available by way of U.S. Base rate loans plus 3% or LIBOR plus 4%. On July 26, 2006, we announced that we had amended and extended this facility. The maturity date has been extended from July 31, 2006 to November 6, 2006 and the maximum permitted borrowings for general corporate purposes has been increased to $50.0 million. The facility was also amended to provide for an additional $14.0 million to finance the exercise of our purchase options to acquire the remaining 70% interest in AmTote. The amendment also requires us to repay $39.0 million upon closing of the sale of The Meadows, after repaying the full amount of the MID bridge loan.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 2, 2008. At June 30, 2006, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 15, 2007. At June 30, 2006, all of the notes remained outstanding.

        In December 2004, one of our European subsidiaries entered into a loan arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At June 30, 2006, $20.5 million was outstanding under this arrangement. On February 18, 2005, one of our Canadian subsidiaries entered into a financing arrangement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2006 through 2008. We received proceeds of Cdn. $13.7 million that is repayable in three annual installments of Cdn. $5.0 million commencing January 1, 2006 until the third installment has been made in 2008. The interest rate implicit in the arrangement is 5.08%. At June 30, 2006, $8.3 million was outstanding under this arrangement. On April 5, 2005, the same Canadian subsidiary entered into a loan agreement that is secured by an assignment of the future amounts receivable under the Magna Golf Club access agreement for the years 2009 through 2014. We received proceeds of Cdn. $20.5 million that is repayable in six annual installments of Cdn. $5.0 million commencing January 1, 2009 until the last installment has been made in 2014. The loan bears interest at a rate of 6.36% per annum. At June 30, 2006, $18.4 million was outstanding under this arrangement.

        One of our European subsidiaries is party to a 15.0 million Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At June 30, 2006, $19.2 million was outstanding on this facility, which matures on February 9, 2007. The same European subsidiary also has another 15.0 million Euro denominated term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At June 30, 2006, $19.2 million was outstanding under this facility, which matures on December 15, 2006.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At June 30, 2006, this obligation has been reflected on our balance sheet as long-term debt due after one year.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At June 30, 2006, $7.1 million and $4.2 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

        One of our subsidiaries, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At June 30, 2006, $9.4 million was outstanding under this term loan facility.

        One of our European subsidiaries, who previously had a term loan of Euros 2.9 million and a term line of credit of Euros 2.5 million, amended these facilities on July 31, 2006. These two facilities were consolidated into one bank term loan of Euros 4.5 million with a maturity date of July 31, 2007. A repayment of Euros 0.9 million was required on July 31, 2006 and a further repayment of Euros 0.7 million is required on January 31, 2007.

        At June 30, 2006, we had cash and cash equivalents of $35.8 million, bank indebtedness of $25.0 million and total shareholders' equity of $447.5 million. At June 30, 2006, we were in compliance with all of our debt agreements and related covenants.

        The financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have a working capital deficiency of $139.9 million as at June 30, 2006. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business and maintain our obligations with respect to secured and unsecured creditors, neither of which is assured. The share purchase agreement with respect to the sale of The Meadows was amended on July 26, 2006 to reflect the issuance of two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). The First Note will be repaid within 35 days of the earlier of the approval of the issuance of the gaming license provided that Millenium-Oaktree's lenders are reasonably satisfied with the conditions imposed by the PGCB or the issuance of the gaming license. At the time the First Note is repaid, the Second Note, which secures the holdback amount, will be replaced with a letter of credit or corporate guaranty. Funds received on the repayment of the First Note will be used to repay our bridge loan with MID, which matures on December 5, 2006. Funds received on the repayment of the First Note will also be used to repay, in part, our senior secured credit facility, which matures on November 6, 2006, unless further extended with the consent of both parties. Although, we expect Millenium-Oaktree to receive approval of the issuance of the gaming license and repay the First Note before the end of October 2006, there is still uncertainty as to the timing of approval of the issuance of a gaming license, which is largely dependent on the applicable Pennsylvania regulatory approval process. We are also continuing to pursue other funding sources in connection with our previously announced Recapitalization Plan, which may include further asset sales, partnerships and raising equity. However, the successful realization of these efforts is not determinable at this time. The financial statements included with this report do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements.

        In order to fund operations, implement our strategic plan and capitalize on future growth opportunities, we will be required to seek additional financing and funds from one or more possible sources, which may include MID, asset sales, project financings for racing and/or alternative gaming developments, investments by partners in certain of our racetracks and other business operations and debt or equity offerings through public or private sources. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to add alternative gaming to our racetracks where and when permitted or improve or expand our operations as planned may be adversely affected.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at June 30, 2006 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into two interest rate swap contracts. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility, which is $66.3 million as at June 30, 2006. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million.

Accounting Developments

        Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. No stock-based compensation expense was recognized in the unaudited consolidated financial statements related to stock options in the three and six months ended June 30, 2005 as all options granted had an exercise price no less than the fair market value of the Class A Subordinate Voting Stock at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R) ("SFAS 123(R)"), Share Based Payment, using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the three and six months ended June 30, 2006, includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and six months ended June 30, 2005 have not been restated. Our net loss from continuing operations and net loss for the six months ended June 30, 2006 would have been $24.2 million and $23.1 million, respectively, if we had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net loss from continuing operations and net loss of $25.3 million and $24.1 million, respectively and basic and diluted loss per share for the six months ended June 30, 2006 would have been $0.21, compared to a reported basic and diluted loss per share of $0.22.

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

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management's good faith assumptions and analyses made in light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, that could cause actual events or results to differ materially from such forward-looking statements. Factors that could cause actual results to differ materially from our forward-looking statements include, but may not be limited to, material adverse changes in: general economic conditions; the popularity of racing and other gaming activities as recreational activities; the regulatory environment affecting the horse racing and gaming industries; and our ability to develop, execute or finance our strategies and plans within expected timelines or budgets. In drawing conclusions set out in our forward-looking statements above, we have assumed, among other things, that there will not be any material adverse changes in: general economic conditions; the popularity of horse racing and other gaming activities; the regulatory environment; and our ability to develop, execute or finance our strategies and plans as anticipated. Important factors that could cause such differences include, but are not limited to, the factors discussed in the "Management's Discussion and Analysis of Results of Operations and Financial Position" and "Risk Factors" sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

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

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of June 30, 2006, under the supervision and with the participation of the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2006, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's 2006 Annual Meeting of Stockholders was held on May 1, 2006. Proxies were solicited by the Company's Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Class A Subordinate Voting Stock and Class B Stock represented in person and by proxy at the Meeting.

        Each vote at the Meeting was conducted by ballot.

Election of Directors

        The following nominees were elected as directors of the Corporation by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Against	Abstain*
Jerry D. Campbell	1,207,005,877	0	2,108,700
Louis E. Lataif	1,207,132,713	0	1,981,864
William J.Menear	1,207,135,781	0	1,978,796
Dennis Mills	1,202,304,382	0	6,810,195
Gino Roncelli	1,207,127,939	0	1,986,638
Frank Stronach	1,199,691,263	0	9,423,314

*
Class A Votes only

Appointment of Auditors

        The ratification of the Audit Committee's appointment of Ernst & Young LLP, certified public accountants, as the Company's auditors for the fiscal year ending December 31, 2006 was approved by the stockholders of the Company as follows:

Votes For	Against	Abstain*
1,208,049,914	0	68,249

*
Class A Votes only

        There were no other matters coming before the Meeting that required a vote by the stockholders.

Item 5. Other Information

  (a)
  Not applicable.

  (b)
  None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 8-K filed on March 16, 2000)
3.2	By-laws of Magna Entertainment Corp. (incorporated by reference to the corresponding exhibit number of the Registrant's Report on Form 10-Q filed on May 10, 2004)
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791))
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed January 25, 2003 (file number 333-102889))
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368))
10.1	Separation Agreement dated as of March 31, 2006 for W. Thomas Hodgson.
10.2	Consulting Agreement made as of April 30, 2005 among MEC Holdings (Canada) Inc., Magna Entertainment Corp., McAlpine Capital Advisors Inc. and Jim McAlpine.
10.3	Consulting Agreement made as of July 1, 2006 between Magna Entertainment Corp. and Paul Cellucci.
31.1	Certification of Interim Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1**	Certification by the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 9, 2006

QuickLinks

MAGNA ENTERTAINMENT CORP. I N D E X
SIGNATURES