Form 10-Q
period 2006-09-30
MAGNA ENTERTAINMENT CORP
filed 2006-11-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

The Registrant had 49,038,284 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of October 31, 2006.

MAGNA ENTERTAINMENT CORP.
I N D E X

		Pages
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2006 and 2005	3
	Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2006 and 2005	4
	Condensed Consolidated Balance Sheets at September 30, 2006 and December, 2005	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits
Signatures
Certifications
Exhibits

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(restated—note 5)		(restated—note 5)
Revenues
Racing and gaming
Pari-mutuel wagering	$70,761	$59,411	$425,801	$398,647
Gaming	13,565	—	43,054	—
Non-wagering	26,985	16,798	96,673	78,408

	111,311	76,209	565,528	477,055

Real estate and other
Golf and other	2,365	2,603	7,975	9,411

	113,676	78,812	573,503	486,466

Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other	43,045	36,877	265,674	246,441
Gaming taxes, purses and other	6,532	—	20,898	—
Operating costs	60,883	48,615	215,385	192,083
General and administrative	18,020	14,820	52,249	46,725

	128,480	100,312	554,206	485,249

Real estate and other
Operating costs	1,277	2,133	5,754	6,767
General and administrative	238	90	524	302

	1,515	2,223	6,278	7,069

Predevelopment, pre-opening and other costs	4,324	3,465	7,418	9,294
Depreciation and amortization	11,572	9,500	32,165	27,983
Interest expense, net	16,576	8,532	45,989	23,267
Equity loss (income)	435	(495)	225	(1,012)

	162,902	123,537	646,281	551,850

Loss from continuing operations before income taxes	(49,226)	(44,725)	(72,778)	(65,384)
Income tax expense (benefit)	(990)	(1,336)	1,232	849

Net loss from continuing operations	(48,236)	(43,389)	(74,010)	(66,233)
Net income (loss) from discontinued operations	(2,506)	8,853	(858)	673

Net loss	(50,742)	(34,536)	(74,868)	(65,560)
Other comprehensive income (loss)
Foreign currency translation adjustment	(706)	2,041	6,572	(12,219)
Change in fair value of interest rate swap	(133)	149	(33)	406

Comprehensive loss	$(51,581)	$(32,346)	$(68,329)	$(77,373)

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock:
Basic and Diluted
Continuing operations	$(0.45)	$(0.40)	$(0.69)	$(0.62)
Discontinued operations	(0.02)	0.08	(0.01)	0.01

Loss per share	$(0.47)	$(0.32)	$(0.70)	$(0.61)

Average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding during the period (in thousands):
Basic and Diluted	107,498	107,359	107,445	107,355

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(restated—note 5)		(restated—note 5)
Cash provided from (used for):
Operating activities
Net loss from continuing operations	$(48,236)	$(43,389)	$(74,010)	$(66,233)
Items not involving current cash flows	18,049	12,733	48,820	28,012

	(30,187)	(30,656)	(25,190)	(38,221)
Changes in non-cash working capital balances	5,151	2,747	(15,292)	(7,612)

	(25,036)	(27,909)	(40,482)	(45,833)

Investing activities
Acquisition of business, net of cash acquired	(9,347)	—	(9,347)	—
Real estate property and fixed asset additions	(12,826)	(36,537)	(68,964)	(82,764)
Other asset disposals (additions)	804	13	(61)	(464)
Proceeds on disposal of real estate properties and fixed assets	653	772	3,478	4,403
Proceeds on real estate sold to a related party	—	—	5,578	1,400

	(20,716)	(35,752)	(69,316)	(77,425)

Financing activities
Net increase in bank indebtedness	18,129	1,300	12,629	800
Proceeds from advances and long-term debt with parent	6,272	56,004	66,849	76,100
Repayment of advances and long-term debt with parent	(1,600)	—	(3,400)	—
Issuance of long-term debt	6,927	—	12,134	—
Repayment of long-term debt	(2,501)	(7,733)	(14,422)	(11,200)

	27,227	49,571	73,790	65,700

Effect of exchange rate changes on cash and cash equivalents	(258)	(380)	(65)	(251)

Net cash flows used for continuing operations	(18,783)	(14,470)	(36,073)	(57,809)
Net cash flows provided from discontinued operations	13,946	5,222	16,145	33,402

Net decrease in cash and cash equivalents during the period	(4,837)	(9,248)	(19,928)	(24,407)
Cash and cash equivalents, beginning of period	35,791	44,846	50,882	60,005

Cash and cash equivalents, end of period	$30,954	$35,598	$30,954	$35,598

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS
(REFER TO NOTE 1 — GOING CONCERN)

(Unaudited)
(U.S. dollars and share amounts in thousands)

	September 30, 2006	December 31, 2005
	(restated—notes 4 and 5)
ASSETS
Current assets:
Cash and cash equivalents	$30,954	$50,882
Restricted cash	31,940	24,776
Accounts receivable	45,103	51,584
Income taxes receivable	—	399
Prepaid expenses and other	19,950	7,021
Assets held for sale	79,538	79,312
Discontinued operations	—	904

	207,485	214,878

Real estate properties, net	930,570	908,957
Fixed assets, net	87,885	58,513
Racing licenses	109,868	109,868
Other assets, net	10,868	14,024
Future tax assets	46,466	44,918
Discontinued operations	—	63,486

	$1,393,142	$1,414,644

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$39,929	$30,260
Accounts payable	58,253	62,617
Accrued salaries and wages	7,769	8,160
Customer deposits	2,374	2,549
Other accrued liabilities	58,222	67,485
Income taxes payable	1,834	—
Long-term debt due within one year	73,517	34,262
Due to parent	100,638	72,060
Deferred revenue	6,430	6,789
Liabilities related to assets held for sale	28,772	27,737
Discontinued operations	—	12,281

	377,738	324,200

Long-term debt	127,558	157,270
Long-term debt due to parent	164,323	113,500
Convertible subordinated notes	221,164	220,347
Other long-term liabilities	2,923	2,812
Future tax liabilities	103,182	101,301
Discontinued operations	—	35,620

	996,888	955,050

Shareholders' equity:
Class A Subordinate Voting Stock
(Issued: 2006 — 49,038; 2005 — 48,895)	319,015	318,105
Class B Stock
(Issued: 2006 and 2005 — 58,466)	394,094	394,094
Contributed surplus	20,826	17,943
Other paid-in-capital	1,196	—
Deficit	(383,815)	(308,947)
Accumulated comprehensive income	44,938	38,399

	396,254	459,594

	$1,393,142	$1,414,644

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern

  These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficiency of $170.3 million as at September 30, 2006. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain its obligations with respect to secured and unsecured creditors, none of which is assured. On November 9, 2005, the Company announced that it had entered into a share purchase agreement with PA Meadows, LLC and a fund managed by Oaktree Capital Management, LLC (together, "Millennium-Oaktree") providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of the Company's wholly-owned subsidiaries through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania. The share purchase agreement was amended on July 26, 2006 (refer to Note 4(b)) to reflect the issuance of two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). On September 27, 2006, the Pennsylvania Gaming Control Board ("PGCB") granted approval to Washington Trotting Association, Inc. of a Conditional Category 1 Gaming License (the "Gaming License"). The First Note is expected to be repaid by November 14, 2006. Funds received on the repayment of the First Note will be used to repay the bridge loan with the Company's parent, MI Developments Inc. ("MID"), which matures on December 5, 2006 and will also be used to repay, in part, the Company's senior secured credit facility, which currently matures on November 6, 2006, unless further extended with the consent of both parties and will also be used to repay $2.0 million of the BE&K, Inc. construction loan. The Company is also continuing to pursue other funding sources in connection with the previously announced Recapitalization Plan, which may include further asset sales, partnerships and raising capital through equity offerings. However, the successful realization of these efforts is not determinable at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited financial statements.

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

  In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing FIN 48, but has not yet determined the impact on the Company's financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157, but has not yet determined the impact on the Company's financial statements.

  In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on their financial statements, recognize changes in that funded status in the year in which the changes occur through comprehensive income and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, but before June 16, 2007 and the measurement provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008. The Company is currently reviewing SFAS 158, but has not yet determined the impact on the Company's financial statements.

  Comparative Amounts

  Certain of the comparative amounts have been reclassified to reflect discontinued operations and changes in assets held for sale.

2.     ACCOUNTING CHANGE

  Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based compensation expense was recognized in the accompanying unaudited consolidated statements of operations and comprehensive loss related to stock options for the three and nine months ended September 30, 2005 as all options granted had an exercise price no less than the fair market value of the Company's Class A Subordinate Voting Stock at the date of grant.

  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123 (R)"), using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the three and nine months ended September 30, 2006, includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and nine months ended September 30, 2005, have not been restated.

  The Company's net loss from continuing operations and net loss for the three months ended September 30, 2006 would have been $48.1 million and $50.6 million, respectively, if the Company had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net loss from continuing operations and net loss of $48.2 million and $50.7 million, respectively and basic and diluted loss per share of $0.47 for the three months ended September 30, 2006 would have remained unchanged.

  The Company's net loss from continuing operations and net loss for the nine months ended September 30, 2006 would have been $72.8 million and $73.7 million, respectively, if the Company had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net loss from continuing operations and net loss of $74.0 million and $74.9 million, respectively and basic and diluted loss per share for the nine months ended September 30, 2006 would have been $0.69, compared to a reported basic and diluted loss per share of $0.70.

  As a result of the adoption of SFAS 123(R), for the three and nine months ended September 30, 2006, the Company recognized $0.1 million and $1.2 million, respectively, of stock-based compensation expense related to stock options which has been recorded on the accompanying unaudited consolidated balance sheets as "other paid-in-capital". The Company has estimated a nominal annual effective tax rate for the entire year (refer to Note 6) and accordingly has applied this effective tax rate to the stock-based compensation expense recognized for the three and nine months ended September 30, 2006, resulting in a nominal income tax impact related to stock-based compensation expense.

  The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005 is as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(34,536)	$(65,560)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(15)	(611)

Pro-forma net loss	$(34,551)	$(66,171)

Loss per share
Basic — as reported	$(0.32)	$(0.61)
Basic — pro-forma	$(0.32)	$(0.62)

Diluted — as reported	$(0.32)	$(0.61)
Diluted — pro-forma	$(0.32)	$(0.62)

3.     ACQUISITION

  On August 22, 2003, MEC Maryland Investments Inc. ("MEC Maryland"), a wholly-owned subsidiary of the Company, acquired a 30% equity interest in AmTote International, Inc. ("AmTote") for a total cash purchase price, including transaction costs, of $4.3 million. MEC Maryland had a purchase option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three year period commencing after the date of acquisition. If MEC Maryland exercised the First Option, it had a second purchase option (the "Second Option") to acquire the remaining 40% equity interest in AmTote, exercisable at anytime during the three year period commencing after the date that the First Option was exercised. In addition, in the event the holders of the AmTote shares exercised their put option within 120 days of the exercise date of the First Option, MEC Maryland could have been required to purchase the remaining 40% equity interest on 60 days notice.

  On July 26, 2006, MEC Maryland acquired the remaining 70% equity interest of AmTote for a total cash purchase price of $9.3 million, including transaction costs of $0.1 million, net of cash acquired of $5.5 million. AmTote is a leading provider of totalisator services to the North American pari-mutuel industry with service contracts with over 70 North American racetracks and other wagering entities.

  The purchase price, has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital	$1,203
Fixed assets	12,008
Other assets	127
Goodwill	683
Long-term debt	(1,470)
Other long-term liabilities	(980)
Future tax liabilities	(2,224)

Net assets acquired and total purchase price, net of cash acquired	$9,347

  The purchase price allocation for this acquisition is preliminary and may be adjusted further as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

4.     ASSETS HELD FOR SALE

  (a)
  On November 3, 2005, the Company announced that one of its subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros., Inc. (the "purchaser"), a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale was subject to the completion of due diligence by the purchaser by April 3, 2006 and a closing by April 28, 2006. On April 3, 2006, the Company announced the termination of the sale agreement and, as such, the purchaser was not proceeding with the proposed sale as stipulated in the agreement. Upon termination of this agreement, a mortgage in favor of MID was registered against the property under the terms of the bridge loan. The Company is considering its options with respect to this property. The Company has determined that the plan of sale criteria under SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets", are no longer met and accordingly, the property has been reclassified to reflect the carrying amount of the property in "real estate properties, net" rather than in "assets held for sale" on the accompanying unaudited consolidated balance sheets.

  (b)
  On November 9, 2005, the Company announced that it had entered into a share purchase agreement (the "Initial SPA") with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows Entities"), each wholly-owned subsidiaries of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania. On July 26, 2006, the Company announced that it had entered into an amended share purchase agreement, which modifies the Initial SPA with respect to the sale of The Meadows. As a result of regulatory requirements relating to the approval of the issuance of a gaming license by the PGCB, as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the Initial SPA, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the Initial SPA. The $225.0 million purchase price in the Initial SPA, which included a $39.0 million holdback, was reduced to $200.0 million, with a $25.0 million holdback payable to the Company over a five-year period, subject to offset for certain indemnification obligations. In exchange for the shares of The Meadows Entities, the Company received two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). On September 27, 2006, the PGCB granted approval to Washington Trotting Association, Inc. of a Conditional Category 1 Gaming License. The First Note is expected to be repaid by November 14, 2006. Due to regulatory issues relating to the approval of the Gaming License, the parties have agreed to modify the terms of the Second Note. The amount of the Second Note will remain intact, however, the Company has agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback and defer receipt of holdback payments until the opening of the permanent casino at The Meadows, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. If the First Note is not repaid by November 2, 2006, the Company retains the right, from November 3, 2006 until such repayment, to cancel the two notes and effect the return to the Company of the shares of The Meadows Entities. Concurrently with entering into the amended share purchase agreement, the parties entered into a racing services agreement whereby the Company will continue to manage the racing operations at The Meadows, on behalf of Millennium-Oaktree, for at least five years.

  (c)
  The Company's assets held for sale and related liabilities as at September 30, 2006 and December 31, 2005 are shown below. All assets held for sale and related liabilities have been classified as current at September 30, 2006 and December 31, 2005 as the assets and related liabilities described in section (b) above are expected to be sold within one year from the balance sheet date.

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Restricted cash	$480	$443
Accounts receivable	437	450
Income taxes receivable	614	857
Prepaid expenses and other	898	969
Real estate properties, net	16,485	16,154
Fixed assets, net	1,691	1,576
Racing license	58,266	58,266
Other assets, net	200	200
Future tax assets	467	397

	$79,538	$79,312

LIABILITIES
Current liabilities:
Accounts payable	$1,341	$2,012
Accrued salaries and wages	253	44
Other accrued liabilities	647	623
Deferred revenue	13	312
Future tax liabilities	26,518	24,746

	$28,772	$27,737

  (d)
  In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MID, the Company is required to use the net proceeds from the sale of The Meadows, as described in section (b) above, to fully pay down principal amounts outstanding under the bridge loan and to permanently pay down $39.0 million of the principal amounts outstanding under the senior secured revolving credit facility. The Company is also required to repay $2.0 million of the BE&K, Inc. construction loan within 30 days after the collection of the First Note.

5.     DISCONTINUED OPERATIONS

  (a)
  On August 25, 2006, a wholly-owned subsidiary of the Company completed the sale of the Magna Golf Club located in Aurora, Ontario to Magna International Inc. ("Magna"), a related party, for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs, subject to various closing adjustments. The Company recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of the Company's carrying value of the assets disposed over their fair values at the date of disposition. Of the sale proceeds, Cdn. $32.6 million (U.S. $29.3 million) was used to pay all amounts owing under certain loan agreements with Bank Austria Creditanstalt AG related to the Magna Golf Club. In addition, a subsidiary of MID received a fee of Cdn. $0.2 million (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan agreement with MID.

  (b)
  On May 26, 2006, the Company completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain on disposition of approximately $1.5 million.

  (c)
  On August 16, 2005, the Company and Great Canadian Gaming Corporation ("GCGC") entered into a share purchase agreement under which GCGC acquired all of the outstanding shares of Ontario Racing, Inc. ("ORI"). Required regulatory approval for the sale transaction was obtained on October 17, 2005 and the Company completed the transaction on October 19, 2005. On closing, GCGC paid Cdn. $50.7 million (U.S.$43.1 million) and U.S. $23.6 million, in cash and assumed ORI's existing debt.

  (d)
  On August 18, 2005, three subsidiaries of the Company entered into a share purchase agreement with Colonial Downs, L.P. ("Colonial LP") pursuant to which Colonial LP purchased all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. ("MVRC"). MVRC was an indirect subsidiary of the Company that managed the operations of Colonial Downs, a thoroughbred and standardbred horse racetrack located in New Kent, Virginia, pursuant to a management agreement with Colonial LP, the owner of Colonial Downs. Required regulatory approval for the sale transaction was obtained on September 28, 2005 and the Company completed the transaction on September 30, 2005. On closing, the Company received cash consideration of $6.8 million, net of transaction costs, and a one-year interest-bearing note in the principal amount of $3.0 million, which was repaid as at September 30, 2006.

  (e)
  The Company's results of operations and cash flows related to discontinued operations for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Results of Operations
Revenues	$2,733	$11,758	$9,676	$32,469
Costs and expenses	2,076	8,491	6,475	23,256

	657	3,267	3,201	9,213
Depreciation and amortization	286	669	1,133	2,001
Interest expense, net	294	1,017	1,086	2,700
Impairment loss recorded on disposition	1,202	—	1,202	—
Write-down of racing license	—	—	—	12,290

Income (loss) before gain on disposition	(1,125)	1,581	(220)	(7,778)
Gain on disposition	—	9,837	1,495	9,837

Income (loss) before income taxes	(1,125)	11,418	1,275	2,059
Income tax expense	1,381	2,565	2,133	1,386

Net income (loss)	$(2,506)	$8,853	$(858)	$673

Cash Flows
Operating activities	$(5,852)	$(889)	$(1,509)	$1,667
Investing activities	46,497	6,738	48,157	6,577
Financing activities	(26,699)	—	(30,503)	25,501

Net cash flows during the period from operations	13,946	5,849	16,145	33,745
Payments to MEC's continuing operations	(13,946)	(5,222)	(16,145)	(33,402)

Net increase in cash and cash equivalents during the period	—	627	—	343
Cash and cash equivalents, beginning of period	—	352	—	636

Cash and cash equivalents, end of period	$—	$979	$—	$979

  The Company's assets and liabilities related to discontinued operations as at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Accounts receivable	$—	$334
Prepaid expenses and other	—	570

	—	904

Real estate properties, net	—	51,492
Fixed assets, net	—	3,503
Other assets, net	—	952
Future tax assets	—	7,539

	—	63,486

	$—	$64,390

LIABILITIES
Current liabilities:
Accounts payable	$—	$765
Accrued salaries and wages	—	94
Other accrued liabilities	—	1,402
Income taxes payable	—	4,192
Long-term debt due within one year	—	3,771
Deferred revenue	—	2,057

	—	12,281

Long-term debt	—	25,560
Other long-term liabilities	—	10,060

	—	35,620

	$—	$47,901

6.     INCOME TAXES

  In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to the loss from continuing operations before income taxes for the three and nine months ended September 30, 2006 and 2005, resulting in an income tax recovery of $1.0 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, and an income tax expense of $1.2 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. The income tax expense for the nine months ended September 30, 2006 and 2005 primarily represents income tax expense recognized from certain of the Company's U.S. operations that are not included in the Company's U.S. consolidated income tax return.

7.     BANK INDEBTEDNESS

  (a)
  On July 26, 2006, the Company amended and extended its senior secured revolving credit facility. The maturity date was extended from July 31, 2006 to November 6, 2006, unless further extended with the consent of both parties, and the maximum permitted borrowings for general corporate purposes was increased to $50.0 million. The facility was also amended to provide for an additional $14.0 million to finance the Company's purchase of the remaining 70% equity interest of AmTote (refer to Note 3). The amendment requires that the Company repay $39.0 million upon closing of the sale of The Meadows, after repaying the MID bridge loan. The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. In addition, the Company has pledged the shares of its wholly-owned subsidiary that owns AmTote. At September 30, 2006, the Company had borrowings of $39.9 million (December 31, 2005 — $27.3 million), had issued letters of credit totaling $23.5 million (December 31, 2005 — $21.7 million) and had permanently repaid principal amounts outstanding of $0.3 million under the credit facility, such that $0.3 million was unused and available.

    The loans under the facility bear interest at either the U.S. Base rate plus 3% or the London Interbank Offered Rate ("LIBOR") plus 4%. The weighted average interest rate on the loans outstanding under the credit facility as at September 30, 2006 was 9.5% (December 31, 2005 — 9.3%).

  (b)
  On July 31, 2006, one of the Company's European subsidiaries amended and extended its bank term line of credit of Euros 2.5 million and its bank term loan of Euros 2.9 million. The amendments to the agreement included converting the two facilities into one bank term loan, requiring the repayment of Euros 0.9 million on July 31, 2006, extending the term to July 31, 2007 and requiring a further repayment of Euros 0.7 million on January 31, 2007. The bank term loan bears interest at the Euro Overnight Index Average ("EONIA") rate plus 1.1% per annum (September 30, 2006 — 4.23%). A European subsidiary has provided two first mortgages on real estate as security for this bank term loan. At September 30, 2006, the amount outstanding under the fully drawn bank term loan is Euros 4.5 million (U.S. $5.7 million).

8.     LONG-TERM DEBT

  On November 17, 2005, a subsidiary of the Company entered into a loan agreement with BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the reconstruction of the racetrack facilities at Gulfstream Park, for a loan of up to $13.5 million to assist in the financing of costs as a result of additional material and labor costs and changes in scope of work related to the reconstruction. The loan agreement was amended on June 30, 2006, and the loan amount was increased to $16.6 million. The loan matures on April 14, 2007 and may be extended at the lender's option to July 31, 2008. The loan bears interest at the U.S. prime rate plus 0.40% per annum (September 30, 2006 — 8.65%) and may be repaid at any time, in whole or in part, without penalty. Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by the Company. The Company is required to repay $2.0 million upon closing of the sale of The Meadows, after repaying the MID bridge loan and the $39.0 million required under the senior secured revolving credit facility, within 30 days after the collection of the First Note on the sale of The Meadows. At September 30, 2006, $12.2 million is outstanding under the loan facility.

9.     CAPITAL STOCK AND LONG-TERM INCENTIVE PLAN

  (a)
  Capital Stock

    Changes in the Class A Subordinate Voting Stock and Class B Stock for the three and nine months ended September 30, 2006 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2005	48,895	$318,105	58,466	$394,094	107,361	$712,199
Issued under the Long-term Incentive Plan	100	680	—	—	100	680

Issued and outstanding at March 31, 2006	48,995	318,785	58,466	394,094	107,461	712,879
Issued under the Long-term Incentive Plan	4	24	—	—	4	24

Issued and outstanding at June 30, 2006	48,999	318,809	58,466	394,094	107,465	712,903
Issued under the Long-term Incentive Plan	39	206	—	—	39	206

Issued and outstanding at September 30, 2006	49,038	$319,015	58,466	$394,094	107,504	$713,109

  (b)
  Long-Term Incentive Plan

    The Company's Long-term Incentive Plan (the "Plan") adopted in 2000 allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.6 million shares of Class A Subordinate Voting Stock remain available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.3 million are available for issuance pursuant to any other type of award under the Plan.

    During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which will award performance shares of Class A Subordinate Voting Stock under the Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vested over a six or eight month period to

    December 31, 2005 and are distributable, subject to certain conditions, in two equal installments. The first distribution occurred prior to March 31, 2006 and the second distribution is to occur on or about March 31, 2007. During the year ended December 31, 2005, 201,863 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. At December 31, 2005, there were 199,471 performance share awards vested with an average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and no non-vested performance share awards. During the nine months ended September 30, 2006, 115,408 of these vested performance share awards were issued with a stated value of $0.7 million. Accordingly, there are 84,063 vested performance shares remaining to be issued under this 2005 incentive compensation arrangement.

    For 2006, the Company continued the incentive compensation program as described in the immediately preceding paragraph. The program is similar in all respects except that the 2006 performance shares will vest over a 12 month period to December 31, 2006 and will be distributed, subject to certain conditions on or about March 31, 2007. In the nine months ended September 30, 2006, 161,099 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance share awards were issued and 12,490 performance share awards were forfeited. As at September 30, 2006, there were 112,106 performance share awards vested with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share and there were 34,887 non-vested performance share awards with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share. The compensation expense related to these performance shares was approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2006, respectively. As at September 30, 2006, the total unrecognized compensation expense related to these performance shares is $0.2 million, which is expected to be recognized into expense over the remaining period to December 31, 2006.

    In the nine months ended September 30, 2006, 25,896 shares with a stated value of $0.2 million (for the nine months ended September 30, 2005, 14,175 shares with a stated value of $0.1 million) were issued to Company directors in payment of services rendered.

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

    Information with respect to shares under option at September 30, 2006 and 2005 is as follows (number of shares subject to option in the following tables are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2006	2005	2006	2005
Balance at January 1	4,827,500	4,500,500	$6.14	$6.18
Granted	—	490,000	—	6.40
Exercised	—	—	—	—
Forfeited and expired(i)	—	(145,000)	—	6.76

Balance at March 31	4,827,500	4,845,500	$6.14	$6.19
Granted	—	155,000	—	6.70
Exercised	—	—	—	—
Forfeited and expired(i)	(64,000)	(88,000)	6.80	7.32

Balance at June 30	4,763,500	4,912,500	$6.13	$6.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired(i)	—	(150,000)	—	8.08

Balance at September 30	4,763,500	4,762,500	$6.13	$6.12

(i)
For the three and nine months ended September 30, 2006 and 2005, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited for the three and nine months ended September 30, 2006 and 2005 were subsequently reissued.

	Options Outstanding		Options Exercisable
	2006	2005	2006	2005
Number	4,763,500	4,762,500	4,279,700	4,038,715
Weighted average exercise price	$6.13	$6.12	$6.08	$6.05
Weighted average remaining contractual life (years)	4.3	5.3	3.9	4.7

    At September 30, 2006, the 4,763,500 stock options outstanding had exercise prices ranging from $3.91 to $7.24 per share.

    During the three and nine months ended September 30, 2006, no stock options were granted (for the three months ended September 30, 2005 — no options were granted; for the nine months ended September 30, 2005 — 645,000 options were granted with a weighted-average fair value of $2.90 per option). The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk free interest rates	N/A	N/A	N/A	3.9%
Dividend yields	N/A	N/A	N/A	—
Volatility factor of expected market price of Class A Subordinate Voting Stock	N/A	N/A	N/A	0.549
Weighted average expected life (years)	N/A	N/A	N/A	4.00

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

    The compensation expense recognized for the three and nine months ended September 30, 2006 related to stock options was approximately $0.1 million and $1.2 million, respectively (for the three and nine months ended September 30, 2005 — nil). As at September 30, 2006, the total unrecognized compensation expense related to stock options is $0.5 million, which is expected to be recognized into expense over a period of 3.25 years.

    For the three and nine months ended September 30, 2006, the Company recognized total compensation expense of $0.4 million and $2.1 million, respectively (for the three and nine months ended September 30, 2005 — $0.7 million and $0.9 million, respectively) relating to performance share awards, director compensation and stock options under the Plan.

  (c)
  Maximum Shares

    The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, convertible subordinated notes and performance shares issued and outstanding as at September 30, 2006 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	49,038
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,764
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
Performance share awards of Class A Subordinate Voting Stock	231

142,599

10.   LOSS PER SHARE

  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Net loss from continuing operations	$(48,236)	$(43,389)	$(74,010)	$(66,233)
Net income (loss) from discontinued operations	(2,506)	8,853	(858)	673

Net loss	(50,742)	(34,536)	(74,868)	(65,560)
Interest, net of related tax on convertible subordinated notes	—	—	—	—

	$(50,742)	$(34,536)	$(74,868)	$(65,560)

Weighted average shares outstanding:
Class A Subordinate Voting Stock	49,032	48,893	48,979	48,889
Class B Stock	58,466	58,466	58,466	58,466

	107,498	107,359	107,445	107,355

Earnings (loss) per share:
Continuing operations	$(0.45)	$(0.40)	$(0.69)	$(0.62)
Discontinued operations	(0.02)	0.08	(0.01)	0.01

Loss per share	$(0.47)	$(0.32)	$(0.70)	$(0.61)

  As a result of the net loss for the three and nine months ended September 30, 2006, options to purchase 4,763,500 shares, notes convertible into 30,100,124 shares and 231,056 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

  As a result of the net loss for the three and nine months ended September 30, 2005, options to purchase 4,762,500 shares, notes convertible into 30,100,124 shares and 210,122 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

11.   TRANSACTIONS WITH RELATED PARTIES

  (a)
  The Company's indebtedness and long-term debt due to parent consists of the following:

	September 30, 2006	December 31, 2005
Bridge loan facility, including accrued interest and commitment fees payable of $0.2 million (December 31, 2005 — $0.6 million)(i)	$99,536	$72,060
Gulfstream Park project financing-Tranche 1, including long-term accrued interest payable of $13.1 million (December 31, 2005 — $3.7 million) (ii)	127,800	93,646
Gulfstream Park project financing-Tranche 2, including long-term accrued interest payable of $0.1 million (December 31, 2005 — nil) (iii)	6,508	—
Remington Park project financing, including long-term accrued interest payable of $0.4 million (December 31, 2005 — $0.3 million) (iv)	31,117	19,854

	$264,961	$185,560
Less: due within one year	(100,638)	(72,060)

	$164,323	$113,500

    (i)
    Bridge Loan Facility

    In July 2005, a subsidiary of the Company's parent company, MID, provided to the Company a non-revolving bridge loan facility of up to $100.0 million. As at September 30, 2006, as a result of advances being made under three separate tranches since July 22, 2005, a total of $100.0 million was drawn under this facility. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company and an additional arrangement fee of $0.5 million was paid when the third tranche was made available to the Company. On July 26, 2006, the Company amended and extended its bridge loan facility with MID and the bridge loan maturity date was extended from August 31, 2006 to December 5, 2006. In connection with the amendments on July 26, 2006, there was an extension fee of $0.5 million (0.5% of the amount of the bridge loan) and an additional fee of $0.5 million is to be paid if a deadline related to the sale of The Meadows is not met. At the time of the July 26, 2006 amendment, it was expected that the applicable deadline would occur on or about November 6, 2006. Due to the fact that The Meadows related deadline was achieved earlier than had been expected, the due date for the additional fee is now November 3, 2006. In the event the sale of The Meadows is not completed by November 7, 2006, the interest rate for all outstanding and future amounts under the bridge loan will be increased by 250 basis points per annum and the bridge loan default provisions would also apply. There is a commitment fee of 1.0% per year on the undrawn portion of the $100.0 million maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at September 30, 2006 was 11.8% (December 31, 2005 — 10.9%). The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering by the Company be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing as described in Note 11(a)(ii) and (iii) below), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company has pledged the shares and licenses of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, the Company has also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of the Company and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows has the same rank in priority as to the same types of security provided for in the loan related to the reconstruction of facilities at Gulfstream Park.

    On September 29, 2006, the Company amended the bridge loan with MID. The maximum permitted borrowings under the bridge loan have been increased by $19.0 million to a total of $119.0 million and it is expected that further advances would be taken during the fourth quarter of 2006. The maturity date remains unchanged as December 5, 2006. An arrangement fee of $0.2 million in connection with these amendments to the bridge loan was payable to MID.

    During the nine months ended September 30, 2006, $25.9 million was advanced on this bridge loan, such that at September 30, 2006, $100.0 million was outstanding under the bridge loan and $19.0 million was unused and available. Net loan origination expenses of $0.7 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the nine months ended September 30, 2006, $8.0 million of commitment fees and interest expense were incurred related to the bridge loan, of which $0.2 million was outstanding as at September 30, 2006.

    The Company and MID amended the bridge loan agreement to provide that (i) the Company place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, into escrow with MID, (ii) MID waive its negative pledge over the Company's land in Ocala, Florida, (iii) Gulfstream Park enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project (refer to Note 8), (iv) the Company agreed to use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that the Company did not enter into definitive agreements prior to December 1, 2005 to sell The Meadows or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by the Company. Upon the closing of the sale of The Meadows, the Company would also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On February 9, 2006, the bridge loan was further amended such that certain subsidiaries of the Company were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, Palm Meadows Residential in Florida, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries.

    As at September 30, 2006, $7.1 million of the funds the Company placed into escrow with MID remains in escrow, which is included in accounts receivable on the unaudited consolidated balance sheets.

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

    (ii)
    Gulfstream Park Project Financing — Tranche 1

    In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in note 11(a)(iv) below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the entities owning and operating The Meadows and the Company's subsidiaries that own and operate Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of Gulfstream Park, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the nine months ended September 30, 2006, $24.8 million was advanced and $9.4 million of interest was accrued on this loan, such that at September 30, 2006, $131.3 million was outstanding under the Gulfstream Park loan, including $13.1 million of accrued interest. Net loan origination expenses of $3.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (iii)
    Gulfstream Park Project Financing — Tranche 2

    On July 26, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of a slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of 500 slot machines.

    The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on the new tranche will be capitalized. Beginning January 1, 2007, the new tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to the slot facility will be made available by way of progress draw advances and there will be no prepayment penalty associated with the new tranche. The Gulfstream Park project financing facility will be further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of the new tranche) was added to the principal amount of the loan as consideration for the amendments. During the nine months ended September 30, 2006, $6.8 million was advanced and $0.1 million of interest was accrued on this loan, such that at September 30, 2006, $7.1 million was outstanding under this tranche, including $0.1 million of accrued interest. Net loan origination expenses of $0.6 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (iv)
    Remington Park Project Financing

    In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the nine months ended September 30, 2006, $12.4 million was advanced, $2.3 million of interest was accrued and $3.4 million was repaid on this loan, such that at September 30, 2006, $32.4 million was outstanding under the Remington Park loan, including $0.4 million of accrued interest. Net loan origination expenses of $1.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

  (b)
  A subsidiary of the Company has an option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan, which was scheduled to expire on September 5, 2006 but has been extended until November 6, 2006. If the Company is unable to renew this option arrangement with MID upon its expiry, then the Company may incur a write-down of the costs that have been incurred with respect to entitlements on this property and in pursuit of a racing license. At September 30, 2006, the Company has incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

  (c)
  On March 31, 2006, the Company sold a non-core real estate property located in the United States to Magna for total proceeds of $5.6 million, net of transaction costs. The gain on sale of the property of approximately $2.9 million, net of tax, is reported as a contribution of equity. In accordance with the terms of the senior secured revolving credit facility, the Company used the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

  (d)
  On August 25, 2006, a wholly-owned subsidiary of the Company completed the sale of the Magna Golf Club located in Aurora, Ontario to Magna (refer to note 5(a)) for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs, subject to various closing adjustments. The Company recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of the Company's carrying value of the assets disposed over their fair values at the date of disposition. A subsidiary of MID received a fee of Cdn. $0.2 million (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan agreement with MID.

12.   COMMITMENTS AND CONTINGENCIES

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

  (c)
  The Company has letters of credit issued with various financial institutions of $2.0 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $23.5 million.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At September 30, 2006, these indemnities amounted to $7.1 million with expiration dates through 2007.

  (e)
  Contractual commitments outstanding at September 30, 2006, which related to construction and development projects, amounted to approximately $8.9 million.

  (f)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc. ("Forest City") and various affiliates of the Company, anticipating the development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to the Company in consideration for its right to work exclusively with the Company on this project. This deposit has been included in other accrued liabilities on the Company's consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to September 30, 2006, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at September 30, 2006, approximately $12.2 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  (g)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliated and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into operating agreements. As at September 30, 2006, the Company has expended approximately $5.2 million on this initiative, of which $3.4 million was paid during the nine months ended September 30, 2006. These amounts have been recorded as fixed assets on the Company's consolidated balance sheets. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to September 30, 2006, the Company has not made any such payments. On September 28, 2006, certain of the Company's affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces.

  (h)
  A subsidiary of the Company participates in a multi-employer defined benefit pension plan for which the pension plan's total vested liabilities exceed its assets. Based on allocation information provided by the plan, the portion of the estimated unfunded liability for vested benefits attributable to the Company's subsidiary is approximately $3.7 million. Under specific circumstances, a "withdrawal liability" may be triggered by certain actions, which includes withdrawal from the pension plan. The Company does not have any present intention to withdraw from the pension plan.

13.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management, including its President and Chief Executive Officer. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park and the Palm Meadows training center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park's racing and gaming operations and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon OTB network and the North American production facility for StreuFex™; (6) European operations include Magna Racino™, MagnaBet™, RaceONTV™ and the European production facility for StreuFex™; and (7) Technology operations include XpressBet®, HorseRacing TV™ and AmTote. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the operation of a golf course and related facilities and other real estate holdings including residential housing developments.

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

  The following summary presents key information about reported segments for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
California operations	$21,116	$7,968	$182,223	$155,900
Florida operations	254	181	78,921	72,771
Maryland operations	19,136	17,950	90,871	84,321
Southern U.S. operations	32,048	17,587	107,698	66,372
Northern U.S. operations	22,763	24,339	69,532	70,837
European operations	4,123	3,183	11,436	8,138
Technology operations	12,389	5,429	32,424	25,721

	111,829	76,637	573,105	484,060
Corporate and other	34	28	118	112
Eliminations	(552)	(456)	(7,695)	(7,117)

Total racing and gaming operations	111,311	76,209	565,528	477,055

Golf and other	2,365	2,603	7,975	9,411

Total real estate and other operations	2,365	2,603	7,975	9,411

Total revenues	$113,676	$78,812	$573,503	$486,466

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$(2,403)	$(5,702)	$20,285	$12,251
Florida operations	(4,317)	(3,461)	6,109	3,274
Maryland operations	(1,792)	(1,764)	8,147	7,207
Southern U.S. operations	2,281	(1,096)	11,798	3,682
Northern U.S. operations	(569)	1,124	(855)	200
European operations	(2,628)	(4,539)	(9,430)	(14,448)
Technology operations	(2,528)	(2,253)	(4,075)	(1,854)

	(11,956)	(17,691)	31,979	10,312
Corporate and other	(5,648)	(5,917)	(20,882)	(17,494)
Predevelopment, pre-opening and other costs	(4,324)	(3,465)	(7,418)	(9,294)

Total racing and gaming operations	(21,928)	(27,073)	3,679	(16,476)

Golf and other	850	380	1,697	2,342

Total real estate and other operations	850	380	1,697	2,342

Total EBITDA	$(21,078)	$(26,693)	$5,376	$(14,134)

	September 30, 2006	December 31, 2005
Total Assets
California operations	$282,211	$295,066
Florida operations	341,439	303,069
Maryland operations	176,531	178,022
Southern U.S. operations	145,358	140,786
Northern U.S. operations	38,682	40,307
European operations	136,537	132,921
Technology operations	43,366	17,298

	1,164,124	1,107,469
Corporate and other	97,035	108,015

Total racing and gaming operations	1,261,159	1,215,484

Non-Core Real Estate	—	2,500
Golf and other	52,445	52,958

Total real estate and other operations	52,445	55,458

Total assets from continuing operations	1,313,604	1,270,942
Total assets held for sale	79,538	79,312
Total assets from discontinued operations	—	64,390

Total assets	$1,393,142	$1,414,644

  Reconciliation of EBITDA to Net Loss

	Three months ended September 30, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(21,928)	$850	$(21,078)
Interest expense, net	16,462	114	16,576
Depreciation and amortization	11,246	326	11,572

Income (loss) from continuing operations before income taxes	$(49,636)	$410	(49,226)
Income tax benefit			(990)

Net loss from continuing operations			(48,236)
Net loss from discontinued operations			(2,506)

Net loss			$(50,742)

	Three months ended September 30, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(27,073)	$380	$(26,693)
Interest expense (income), net	8,553	(21)	8,532
Depreciation and amortization	9,167	333	9,500

Income (loss) from continuing operations before income taxes	$(44,793)	$68	(44,725)
Income tax benefit			(1,336)

Net loss from continuing operations			(43,389)
Net income from discontinued operations			8,853

Net loss			$(34,536)

	Nine months ended September 30, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$3,679	$1,697	$5,376
Interest expense, net	45,660	329	45,989
Depreciation and amortization	31,221	944	32,165

Income (loss) from continuing operations before income taxes	$(73,202)	$424	(72,778)
Income tax expense			1,232

Net loss from continuing operations			(74,010)
Net loss from discontinued operations			(858)

Net loss			$(74,868)

	Nine months ended September 30, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(16,476)	$2,342	$(14,134)
Interest expense (income), net	23,367	(100)	23,267
Depreciation and amortization	26,941	1,042	27,983

Income (loss) from continuing operations before income taxes	$(66,784)	$1,400	(65,384)
Income tax expense			849

Net loss from continuing operations			(66,233)
Net income from discontinued operations			673

Net loss			$(65,560)

14.   SUBSEQUENT EVENTS

  (a)
  On November 1, 2006, a wholly-owned subsidiary of the Company sold its interest in the entity that owns and operates the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna for a sale value of Euros 30.0 million (U.S.$38.3 million). The Company will receive cash proceeds of approximately Euros 13.2 million (U.S.$16.9 million) and approximately Euros 16.8 million (U.S.$21.4 million) of debt has been assumed by Magna. In addition, a subsidiary of MID will receive from the Company a fee of 1% of the net sale proceeds as consideration for waiving repayment rights under the bridge loan facility with MID.

  (b)
  On November 6, 2006, the Company amended two financing agreements in connection with its current expectation that the closing of The Meadows sale transaction and collection of the First Note will occur by November 14, 2006. The first amendment was to the Company's senior secured revolving credit facility whereby the maturity date was extended from November 6, 2006 to November 28, 2006. The second amendment was to the bridge loan with a subsidiary of MID which has been amended to extend the deadline for closing The Meadows sale transaction to November 17, 2006. This deadline is used as a trigger for event of default provisions and payment of an additional $0.5 million to the lender, which is also payable under certain other circumstances.

  (c)
  On November 6, 2006, the option agreement with a subsidiary of MID, to acquire land in Romulus, Michigan, was extended to December 15, 2006 and was amended to cover only a portion of the lands held by the MID subsidiary, with the exercise price reduced accordingly to approximately $19.9 million.

Item 2. Management's Discussion and Analysis of Results of Financial Condition and Results of Operations

The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2006.

Overview

Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is one of the world's leading suppliers, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eleven thoroughbred racetracks, one standardbred (harness racing) racetrack and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Two of our racetracks, Remington Park and Magna Racino™, include casino operations with alternative gaming machines and we expect to open a casino facility at Gulfstream Park during November 2006. In addition, we operate off-track betting ("OTB") facilities, a United States based national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. We also own and operate HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 13 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. In April 2006, we entered into an agreement with Churchill Downs Incorporated ("CDI") and Racing UK Limited ("Racing UK") to partner in a subscription television channel called "Racing World" that broadcasts races from the Company's and CDI's racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. We also own AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

In addition to our racetracks, our real estate portfolio includes three residential developments in various stages of development in Austria, the United States and Canada. We may sell certain of our residential developments and other real estate in order to generate additional capital for our racing and gaming business. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment and/or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks.

The amounts described below are based on our unaudited consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Recent Developments and Current Initiatives

On November 1, 2006, one of our wholly-owned subsidiaries sold its interest in the entity that owns and operates the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna International Inc. for a sale value of Euros 30.0 million (U.S. $38.3 million). We received cash proceeds of Euros 13.2 million (U.S. $16.9 million) and Euros 16.8 million (U.S. $21.4 million) of debt, including accrued interest, has been assumed by the purchaser. In addition, a subsidiary of our parent company, MI Developments Inc ("MID") received a fee from us of 1% of the net sale proceeds as consideration for waiving repayment rights under the bridge loan facility with MID.

On October 13, 2006, the State of Florida awarded a gaming license for slot machine operations to our wholly-owned subsidiary Gulfstream Park Racing Association, Inc. ("Gulfstream Park"). We expect that 516 slot machines will be installed and operational during November 2006. Under the legislation, a qualifying facility will be entitled to offer up to 1,500 Class III slot machines, subject to a state tax rate of 50% on gross gaming revenues ("GGR"). All proceeds from that tax will be used to supplement Florida education. Each facility will also be subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility's GGR not exceeding $250.0 million and 4.5% of that facility's GGR in excess of $250.0 million. After negotiating with the Florida Horsemen's Benevolent and Protective Association ("FHBPA") during the first half of 2006 to secure a purse agreement, on August 9, 2006, we reached an agreement with the FHBPA, which entitles the horsemen to purse contributions equal to 7.5% of GGR on the first 500 gaming machines installed at Gulfstream Park. As additional machines are installed the percentage of GGR will decline. Once 1,500 gaming machines are fully installed, purse contributions will be equal to 6.75% of GGR less than $200.0 million and 12.6% of GGR in excess of $200.0 million. Funding for the slot facility is being provided by a new tranche of debt under the existing Gulfstream Park reconstruction project financing arrangement. We are proceeding with the development of the slot facility at Gulfstream Park despite an early August 2006 decision rendered by the Florida District Court of Appeals First District that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field", a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. "Floridians for a Level Playing Field" has filed an application for a rehearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court. We believe that the decision rendered by the Florida District Court of Appeals is incorrect and accordingly are continuing forward with slot facility development.

On November 9, 2005, we entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows Entities"), each wholly-owned subsidiaries through which we owned and operated The Meadows, a standardbred racetrack in Pennsylvania. On July 26, 2006, we entered into an amended share purchase agreement, which modifies the original agreement with respect to the sale of The Meadows. As a result of the regulatory requirements relating to the approval of the issuance of a gaming license by the Pennsylvania Gaming Control Board ("PGCB"), as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the original share purchase agreement, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the original share purchase agreement. The $225.0 million purchase price in the original share purchase agreement, which included a $39.0 million holdback, was reduced to $200.0 million, with a $25.0 million holdback payable to us over a five-year period, subject to offset for certain indemnification obligations. In exchange for the shares of The Meadows Entities, we received two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). On September 27, 2006, the PGCB granted approval to Washington Trotting Association, Inc. of a Conditional Category 1 Gaming License (the "Gaming License"). We expect the First Note to be repaid by November 14, 2006. Due to regulatory issues relating to the approval of the Gaming License, the parties have agreed to modify the terms of the Second Note. The amount of the Second Note will remain intact, however, we have agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback and defer receipt of holdback payments until the opening of the permanent casino at The Meadows, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. As the First Note was not repaid by November 2, 2006, we retain the right, from November 3, 2006 until such repayment, to cancel the two notes and effect the return to us of the shares of The Meadows Entities. Concurrently with entering into the amended share purchase agreement, the parties entered into a racing services agreement whereby we will continue to manage the racing operations at The Meadows, on behalf of Millennium-Oaktree, for at least five years.

On July 26, 2006, we amended and extended two financing arrangements. The first amendment was to our senior secured revolving bank credit facility. The facility's maturity date was extended from July 31, 2006 to November 6, 2006. The maximum permitted borrowings for general corporate purposes under this facility was increased to $50.0 million and the facility was also amended to provide for an additional $14.0 million to finance our purchase of the remaining 70% equity interest of AmTote for a total cash purchase price of $9.3 million, including transaction costs of $0.1 million, net of cash acquired of $5.5 million. The amendment requires that we repay $39.0 million upon closing of the sale of The Meadows, after repaying the full amount of the bridge loan with a subsidiary of MID. On November 6, 2006, this facility was further amended to extend the maturity date to November 28, 2006. The second amendment was to the bridge loan facility with a subsidiary of MID whereby the maturity date was extended from August 31, 2006 to December 5, 2006. MID also provided its consent to the amended share purchase agreement and ownership transfer of The Meadows and the purchase of the remaining 70% of AmTote. On September 29, 2006, we announced that we had further amended the bridge loan with MID. The maximum permitted borrowings under the bridge loan were increased by $19.0 million to a total of $119.0 million, though the maturity date remains unchanged as December 5, 2006. We are required to use the proceeds from the sale of The Meadows to fully repay the bridge loan including this additional funding.

In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliated and certain of our affiliates to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into operating agreements. As at September 30, 2006, we have expended approximately $5.2 million on this initiative, of which $3.4 million was paid during the nine months ended September 30, 2006. These amounts have been recorded as fixed assets on our consolidated balance sheets. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to September 30, 2006, no such payments have been made. On September 28, 2006, certain of our affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces.

On August 25, 2006, we received a letter from Nasdaq indicating that as a result of one of our directors stepping down, we were no longer in compliance with the Nasdaq audit committee requirements provided for in Nasdaq Marketplace Rule 4350(d). We informed Nasdaq upon the director's August 21, 2006 resignation that our audit committee was no longer comprised of three independent directors. Nasdaq has confirmed that, pursuant to the cure period provided for in Nasdaq Marketplace Rule 4350(d)(4), we have until the earlier of our next annual shareholder's meeting or August 21, 2007 to regain compliance with Nasdaq's audit committee requirements. We have commenced a search for an independent director in an effort to regain compliance with the audit committee requirements as soon as possible.

Also on August 25, 2006, one of our wholly-owned subsidiaries sold the Magna Golf Club located in Aurora, Ontario to Magna International Inc. for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs, subject to various closing adjustments. We recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of our carrying value of the assets disposed over their fair values at the date of disposition. Of the sale proceeds, Cdn. $32.6 million (U.S. $29.3 million) was used to pay all amounts owing under certain loan agreements with Bank Austria Creditanstalt AG related to the Magna Golf Club. A subsidiary of MID also received a fee of Cdn. $0.2 million (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan agreement with a subsidiary of MID.

On August 16, 2006, along with CDI, we joined the Empire Racing team ("Empire") that is bidding to operate New York State's thoroughbred racetracks including Saratoga, Belmont and Aqueduct. Empire is a group of New York horsemen and breeders seeking to revitalize racing in New York by securing the exclusive right to operate the three New York thoroughbred racetracks. An application was submitted on August 29, 2006 by Empire to acquire ownership of the New York Racing Association franchise upon its expiry at the end of 2007. Subsequent to September 30, 2006, we paid $0.3 million to this initiative to join Empire and have one seat on Empire's 15-member board of directors.

On July 26, 2006, the existing project financing facility with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park was amended by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of a slot facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of 500 slot machines.

On May 26, 2006, we completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain on disposition of approximately $1.5 million.

On April 7, 2006, we reached a definitive agreement with CDI and Racing UK, a media rights company and subscription television channel owned by 31 British racecourses, to partner in a subscription television channel called "Racing World". Racing World, which launched on March 8, 2006, broadcasts races from MEC and CDI racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. Under the terms of the agreement, MEC, CDI and Racing UK have taken ownership positions in Racing World with MEC and CDI contributing their respective in-home video and wagering rights in the United Kingdom and Ireland and Racing UK managing the day-to-day channel operations.

On April 3, 2006, an agreement previously entered into by one of our subsidiaries to sell 157 acres of excess real estate in Palm Beach County, Florida to Toll Bros., Inc., a Pennsylvania real estate development company, was terminated. Certain aspects of the purchaser's development plan had faced opposition from within Palm Beach County. We are currently considering our options with respect to this property. Upon termination of the agreement, a mortgage in favor of MID was registered against the property under the terms of the bridge loan.

On March 14, 2006, we reached an agreement under which one of our Austrian subsidiaries distributes premium North American horse racing content directly to Ladbrokes' licensed betting shops throughout the United Kingdom and Ireland. The service, which is being provided to Ladbrokes Xtra, a new betting environment being rolled out to approximately 2,000 Ladbrokes shops across the United Kingdom and Ireland, features premier racing content from both MEC and other quality North American tracks.

On March 14, 2006, we initiated a search for a new Chief Executive Officer to replace Tom Hodgson, who stepped down from the role effective March 31, 2006. Until a replacement candidate is identified, Mr. Frank Stronach, our current Chairman of the Board, has assumed the role of Interim Chief Executive Officer.

In late February 2006, we announced the formation of PariMax Inc., a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™, MagnaBet™, RaceONTV™ and AmTote. PariMax will focus on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines to meet the needs of both distribution partners and end consumers worldwide.

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

On July 22, 2005, as part of our strategic plan, our Board of Directors approved a Recapitalization Plan intended to recapitalize our balance sheet through the sale of certain non-strategic assets, with proceeds realized from those assets being applied to reduce debt. We are still actively pursuing the Recapitalization Plan with several opportunities currently being investigated and analyzed. To date, we have completed, or entered into, agreements to sell non-strategic assets that are expected to generate net proceeds aggregating approximately $368.0 million. These transactions include the sale of Flamboro Downs, a harness track in Canada and management control over the Colonial Downs racetrack in Virginia, both of which were sold in 2005 for gross proceeds of approximately $76.0 million. In March 2006, we completed the sale of a Non-Core Real Estate property located in the United States to a related party for net cash proceeds of approximately $5.6 million. In May 2006, we completed the sale of a restaurant and related real estate in the United States for proceeds of approximately $2.0 million. In August 2006, we sold the Magna Golf Club in Canada for consideration of approximately $46.4 million and in early November 2006, we completed the sale of the Fontana Golf Club for a sale value of approximately $38.3 million. The remainder of the expected net proceeds will be generated on the completion of the sale of The Meadows to Millennium-Oaktree.

Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction in which we operate, there are a number of factors which will determine the viability and profitability of such an operation at our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the competitor sites which are also licensed to offer alternative gaming, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question. Alternative gaming legislation was passed in each of Pennsylvania and Oklahoma in 2004 and in Florida in early 2006. In Ohio, the Ohio Secretary of State has confirmed on September 19, 2006, that a referendum question on a constitutional amendment with respect to gaming will be submitted to the voters at the November 2006 general election. Our wholly-owned subsidiary, Thistledown, is a party to the industry wide coalition supporting the legalization of alternative gaming in that state. If the initiative is passed, it would authorize the regulated operation of up to 31,500 slot machines at seven commercial horse racetracks in the state, including Thistledown. It would also require the Ohio General Assembly ("General Assembly") to pass laws to facilitate gaming operations within six months of the approval and if the General Assembly fails to act within that time, or the members of a five-member Gaming Integrity Commission (the "Commission") have not been appointed, then games authorized by the amendment may be conducted under the supervision of the Ohio Lottery Commission, which would retain supervisory authority until the General Assembly has passed such laws and the members of the Commission have been appointed.

The redevelopment of Gulfstream Park, which commenced in 2004, is now substantially complete. The project included significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also included the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park is $176.5 million. The project is being financed through a $115.0 million Gulfstream Park project financing facility from MID, a loan of up to $16.6 million from BE&K, Inc., the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project, and from our general corporate funds. Since the project included the demolition of a substantial portion of the existing buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations; however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted. Gulfstream Park opened for its 2006 live race meet on January 4, 2006. Although racing and patron areas were sufficiently complete to open the meet, construction continued through the 2006 live race meet and best efforts were made to complete the facility and minimize interference with the race meet. However, as a result of on-going construction, revenues and earnings generated during the 2006 race meet were also negatively impacted.

On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at the proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which may serve as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns the land in Romulus, Michigan for $33.5 million. On November 6, 2006, the option agreement was extended to December 15, 2006 and was amended to cover only a portion of the lands held by the MID subsidiary, with the exercise price reduced accordingly to approximately $19.9 million. If we are unable to renew or further extend this option agreement with MID, then we may incur a write-down of certain costs that have been incurred with respect to this specific property. At September 30, 2006, we have incurred approximately $2.9 million of costs related to this property and in pursuit of the license.

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

In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates, anticipating the development of a portion of the Gulfstream Park racetrack property. Forest City has paid $2.0 million to MEC in consideration for their right to work exclusively with MEC on this project. This deposit has been included in other accrued liabilities on our consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any and all equity amounts in excess of $15.0 million as and when needed, however, to September 30, 2006, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at September 30, 2006, approximately $12.2 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

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

Results of Continuing Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Racing and gaming operations

In the nine months ended September 30, 2006, we operated our largest racetracks for 37 additional live race days compared to the prior year period primarily due to a change in the racing calendar at Golden Gate Fields, partially offset by fewer live race days at each of the Maryland Jockey Club and Lone Star Park. Our other racetracks operated 17 additional live race days in the nine months ended September 30, 2006, compared to the prior year period primarily due to additional live race days awarded at Remington Park and Portland Meadows, partially offset by a planned reduction in live race days at Thistledown.

Set forth below is a schedule of our actual live race days by racetrack for the first, second and third quarters and awarded live race days for the fourth quarter of 2006, with comparatives for 2005.

LIVE RACE DAYS

							Awarded
	Q1 2006	Q1 2005	Q2 2006	Q2 2005	Q3 2006	Q3 2005	YTD 2006	YTD 2005	Q4 2006	Q4 2005	Total 2006(1)	Total 2005

Largest Racetracks
Santa Anita Park(2)	66	69	15	11	—	—	81	80	5	5	86	85
Gulfstream Park	71	71	16	15	—	—	87	86	—	—	87	86
Golden Gate Fields	40	21	25	29	29	—	94	50	7	46	101	96
Laurel Park	62	47	9	10	24	16	95	73	48	62	143	135
Lone Star Park	—	—	53	58	13	11	66	69	32	31	98	100
Pimlico Race Course	—	11	31	39	—	9	31	59	—	—	31	59

	239	219	149	162	66	36	454	417	92	144	546	561

Other Racetracks
The Meadows	64	57	49	57	49	45	162	159	50	47	212	206
Thistledown	—	—	55	61	61	65	116	126	40	59	156	185
Remington Park	14	4	36	28	34	34	84	66	34	32	118	98
Portland Meadows	39	37	13	8	—	—	52	45	28	25	80	70
Great Lakes Downs	—	—	31	29	52	51	83	80	22	20	105	100
Magna Racino™	3	3	14	17	13	14	30	34	12	11	42	45

	120	101	198	200	209	209	527	510	186	194	713	704

Total	359	320	347	362	275	245	981	927	278	338	1,259	1,265

(1)
Includes actual live race days for the first, second and third quarters of 2006 and awarded live race days for the fourth quarter of 2006.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 26 days in 2006 compared to 31 days in 2005.

In the nine months ended September 30, 2006, revenues from our racing and gaming operations increased $88.4 million or 18.5% to $565.5 million, compared to $477.1 million in the comparable 2005 period, primarily due to:

  •
  Southern U.S. revenues above the prior year period by $41.3 million or 62.3% due to gaming revenues at the Remington Park casino facility, which opened in November 2005 and generated $43.1 million of revenues in the nine months ended September 30, 2006, partially offset by decreased handle and revenues at Lone Star Park due to three fewer live race days in the nine months ended September 30, 2006 compared to the prior year period and increased competition from racetracks in surrounding states and internet wagering operations.

  •
  California revenues above the prior year period by $26.3 million or 16.9% due to:

  •
  a change in the racing calendar at Golden Gate Fields, whereby live race days were increased from 50 days in the nine months ended September 30, 2005 to 94 days in the nine months ended September 30, 2006; and

  •
  increased attendance and higher levels of handle and wagering at Santa Anita Park throughout the 2006 live race meet as a result of good weather in Southern California and focused marketing initiatives to attract patrons "back to the track". Southern California experienced significant rainfall during the 2005 live race meet, which resulted in lower attendance and gross wagering and a reduction in the number of races that were run on the turf course during the 2005 live race meet. Turf course races typically generate higher levels of wagering.

  •
  Technology revenues above the prior year by $6.7 million or 26.1% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, the operations of which are now being consolidated into the Technology operations, whereas previously our 30% equity interest was accounted for on an equity basis.

  •
  Maryland revenues above the prior year period by $6.6 million or 7.8% primarily due to increased food and beverage revenues from Maryland Turf Caterers, the food and beverage operations at Laurel Park and Pimlico, which was acquired in September 2005. These operations are now being consolidated into the Maryland operations, whereas previously the operations were accounted for on an equity basis. The increase is also attributable to increased wagering on Laurel Park racing content as a result of the new turf course at Laurel Park, which has resulted in increased field sizes and handle. Export of the Laurel Park racing content was up significantly in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, evidencing higher quality racing that has generated increased interest in the racing product and wagering activity.

  •
  Florida revenues above the prior year period by $6.2 million or 8.4% due to the opening of the new clubhouse facility at Gulfstream Park. Although the facility was sufficiently completed to open the meet on schedule on January 4, 2006, construction continued throughout the live race meet, which affected current period results despite our best efforts to minimize the disruption's negative impact.

  •
  European revenues above the prior year period by $3.3 million or 40.5% due to increased wagering activity through MagnaBet™.

Pari-mutuel purses, awards and other increased $19.2 million or 7.8% to $265.7 million in the nine months ended September 30, 2006, from $246.4 million in the nine months ended September 30, 2005, primarily due to increased wagering at Golden Gate Fields, Santa Anita Park and Gulfstream Park for reasons noted above. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 61.8% in the nine months ended September 30, 2005 to 62.4% in the nine months ended September 30, 2006 due to the loss of the favorable pari-mutuel tax rate at The Meadows, which was in effect until early April 2005, increased pari-mutuel tax rates at XpressBet® as a result of a recent pari-mutuel tax reassessment and increased wagering through MagnaBet™, which has a higher than average purses, awards and other percentage.

Gaming taxes, purses and other were $20.9 million in the nine months ended September 30, 2006, with no prior year comparative due to the opening of the casino facility at Remington Park in late November 2005.

Operating costs in our racing and gaming operations increased $23.3 million or 12.1% to $215.4 million in the nine months ended September 30, 2006, from $192.1 million in the nine months ended September 30, 2005, primarily due to:

  •
  an increase of $13.2 million in our Southern U.S. operations, primarily due to operating and marketing costs at Remington Park for the new casino facility;

  •
  an increase of $5.7 million in our Technology operations primarily as a result of the consolidation of AmTote as noted previously;

  •
  an increase of $3.7 million in our Maryland operations as a result of the acquisition of Maryland Turf Caterers as noted previously; and

  •
  an increase of $2.8 million in our California operations due to additional live race days at Golden Gate Fields as a result of the change in the racing calendar, as well as increased wagering activity at Santa Anita Park; partially offset by

  •
  a decrease of $2.7 million in our European operations as a result of cost reduction initiatives.

As a percentage of total racing and gaming revenues, operating costs decreased from 40.3% in the nine months ended September 30, 2005 to 38.1% in the nine months ended September 30, 2006, primarily as a result of the increase in racing and gaming revenues, partially offset by additional costs as noted above.

General and administrative expenses in our racing and gaming operations increased $5.5 million or 11.8% from $46.7 million in the nine months ended September 30, 2005 to $52.2 million in the nine months ended September 30, 2006. The increase is primarily attributable to our Technology operations with the consolidation of AmTote as previously noted, and also at our Corporate office as a result of $2.0 million in severance for two senior executives at our Corporate office, which includes $0.7 million of stock-based compensation and an additional $0.3 million of costs relating to stock-based compensation for other executives and employees. With the implementation of SFAS 123(R) on January 1, 2006, we are now required to expense stock-based compensation, whereas historically, we have provided only pro-forma disclosure of stock-based compensation expense. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 9.8% in the nine months ended September 30, 2005 to 9.2% in the nine months ended September 30, 2006 due to the increase in racing and gaming revenues, partially offset by additional costs of AmTote and at our Corporate office for severance and stock option arrangements.

Real estate and other operations

Revenues from real estate and other operations decreased $1.4 million from $9.4 million in the nine months ended September 30, 2005 to $8.0 million in the nine months ended September 30, 2006. The decrease in revenues is attributable to lower revenues earned at our European golf course and recreational facilities with a lower membership base. The decrease of $0.6 million in earnings before interest, income taxes, depreciation and amortization from our real estate and other operations in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, is primarily attributable to the decreased revenues as noted above, partially offset by a recovery of warranty costs of $0.9 million from a contractor as a result of warranty work we were required to perform on certain housing units in our European residential development.

Predevelopment, pre-opening and other costs

Predevelopment, pre-opening and other costs decreased $1.9 million from $9.3 million in the nine months ended September 30, 2005 to $7.4 million in the nine months ended September 30, 2006. Predevelopment, pre-opening and other costs incurred in the nine months ended September 30, 2006 represent costs of $4.8 million incurred pursuing alternative gaming opportunities, $1.5 million incurred evaluating other funding sources in connection with our previously announced Recapitalization Plan and $1.1 million of costs relating to development initiatives undertaken to enhance our racing operations. In the nine months ended September 30, 2005, the predevelopment, pre-opening and other costs incurred represented costs of $6.3 million pursuing alternative gaming opportunities, $1.0 million of legal costs relating to protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.0 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $4.2 million from $28.0 million in the nine months ended September 30, 2005 to $32.2 million in the nine months ended September 30, 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park and the casino facility at Remington Park, which were substantially completed in the first quarter of 2006 and the fourth quarter of 2005, respectively, partially offset by reduced depreciation at The Meadows as a result of ceasing depreciation upon announcement of the sale transaction with Millennium-Oaktree.

Interest income and expense

Our net interest expense for the nine months ended September 30, 2006 increased $22.7 million to $46.0 million in the nine months ended September 30, 2006 from $23.3 million in the nine months ended September 30, 2005. The higher net interest expense is primarily attributable to borrowings on the bridge loan facility and the Gulfstream Park and Remington Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment and the build-out of the Remington Park casino facility, interest on these financings was capitalized to the respective redevelopment projects. In the nine months ended September 30, 2006, $2.2 million of interest was capitalized with respect to projects under development, compared to $3.9 million in the nine months ended September 30, 2005.

Income tax provision

In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the nine months ended September 30, 2006 and 2005, resulting in an income tax expense of $1.2 million for the nine months ended September 30, 2006 and an income tax expense of $0.8 million for the nine months ended September 30, 2005. The income tax provision for the nine months ended September 30, 2006 and 2005 represents primarily income tax expense recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

Discontinued operations in the nine months ended September 30, 2006 include the Magna Golf Club, the sale of which was completed on August 25, 2006 and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. Discontinued operations for the nine months ended September 30, 2005 include the operations of the Magna Golf Club and a restaurant and related real estate in the United States, as noted above, Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents the results of operations from discontinued operations for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Revenues	$9,676	$32,469
Costs and expenses	6,475	23,256

	3,201	9,213
Depreciation and amortization	1,133	2,001
Interest expense, net	1,086	2,700
Impairment loss recorded on disposition	1,202	—
Write-down of racing license	—	12,290

Loss before gain on disposition	(220)	(7,778)
Gain on disposition	1,495	9,837

Income before income taxes	1,275	2,059
Income tax expense	2,133	1,386

Net income (loss)	$(858)	$673

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Racing and gaming operations

In the three months ended September 30, 2006, revenues from our racing and gaming operations increased $35.1 million or 46.1% to $111.3 million, compared to $76.2 million in the comparable 2005 period, primarily due to:

  •
  Southern U.S. revenues above the prior year period by $14.5 million or 82.2% due to gaming revenues at the Remington Park casino facility, which opened in November 2005 and generated $13.6 million of revenues in the three months ended September 30, 2006.

  •
  California revenues above the prior year period by $13.1 million or 165.0% due to a change in the racing calendar at Golden Gate Fields, whereby there were 29 live race days in the three months ended September 30, 2006 compared to no live race days in the three months ended September 30, 2005.

  •
  Technology revenues above the prior year period by $7.0 million or 128.2% as a result of the consolidation of AmTote as noted previously.

  •
  Maryland revenues above the prior year period by $1.2 million or 6.6% primarily due to the acquisition of Maryland Turf Caterers as noted previously.

  •
  European revenues above the prior year period by $0.9 million or 29.5% due to increased wagering activity through MagnaBet™.

Pari-mutuel purses, awards and other increased $6.1 million or 16.7% to $43.0 million in the three months ended September 30, 2006, from $36.9 million in the three months ended September 30, 2005, primarily due to increased wagering at Golden Gate Fields, partially offset by a reduction at XpressBet® as a result of the prior year period including a $1.6 million accrual for an assessment for state pari-mutuel taxes from January 1, 2003 to September 30, 2005. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased from 62.1% in the three months ended September 30, 2005 to 60.8% in the three months ended September 30, 2006 due to increased pari-mutuel tax at XpressBet® in the three months ended September 30, 2005 as a result of the accrual for the pari-mutuel tax reassessment as noted previously.

Gaming taxes, purses and other were $6.5 million in the three months ended September 30, 2006, with no prior year comparative due to the opening of the casino facility at Remington Park in late November 2005.

Operating costs in our racing and gaming operations increased $12.3 million or 25.2% to $60.9 million in the three months ended September 30, 2006, from $48.6 million in the three months ended September 30, 2005, primarily due to:

  •
  an increase of $5.0 million in our Technology operations primarily as a result of the consolidation of AmTote as previously noted;

  •
  an increase of $4.4 million in our Southern U.S. operations, primarily due to operating and marketing costs at Remington Park for the new casino facility;

  •
  an increase of $2.0 million in our California operations as a result of the change in the racing calendar at Golden Gate Fields; and

  •
  an increase of $0.7 million in our Maryland operations primarily as a result of the acquisition of Maryland Turf Caterers as previously noted; partially offset by

  •
  a decrease of $0.9 million in our European operations as a result of cost reduction initiatives.

As a percentage of total racing and gaming revenues, operating costs decreased from 63.8% in the three months ended September 30, 2005 to 54.7% in the three months ended September 30, 2006, primarily as a result of the increase in racing and gaming revenues.

General and administrative expenses in our racing and gaming operations increased $3.2 million or 21.6% from $14.8 million in the three months ended September 30, 2005 to $18.0 million in the three months ended September 30, 2006. The increase is primarily attributable to our Technology operations with the consolidation of AmTote, partially offset by a reduction in costs at our Corporate office in the three months ended September 30, 2006. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 19.4% in the three months ended September 30, 2005 to 16.2% in the three months ended September 30, 2006 primarily due to the increase in racing and gaming revenues.

Real estate and other operations

Revenues from real estate and other operations decreased $0.2 million from $2.6 million in the three months ended September 30, 2005 to $2.4 million in the three months ended September 30, 2006. Despite lower revenues, the increase of $0.5 million in earnings before interest, income taxes, depreciation and amortization from our real estate and other operations in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, is primarily due to a recovery of warranty costs of $0.9 million from a contractor as a result of warranty work we were required to perform on certain housing units in our European residential development.

Predevelopment, pre-opening and other costs

Predevelopment, pre-opening and other costs increased $0.8 million from $3.5 million in the three months ended September 30, 2005 to $4.3 million in the three months ended September 30, 2006. Predevelopment, pre-opening and other costs incurred in the three months ended September 30, 2006 represent costs of $2.2 million incurred pursuing alternative gaming opportunities, $1.5 million incurred evaluating other funding sources in connection with our previously announced Recapitalization Plan and $0.6 million of costs relating to development initiatives undertaken to enhance our racing operations. Predevelopment, pre-opening and other costs incurred in the three months ended September 30, 2005 represented costs of $1.8 million pursuing alternative gaming opportunities, $0.9 million of legal costs relating to the protection of our distribution rights, $0.5 million on the write-off of information technology costs which were determined to have no future benefit and $0.3 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $2.1 million from $9.5 million in the three months ended September 30, 2005 to $11.6 million in the three months ended September 30, 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park and the casino facility at Remington Park, which were substantially completed in the first quarter of 2006 and the fourth quarter of 2005, respectively, partially offset by reduced depreciation at The Meadows as a result of ceasing depreciation upon announcement of the sale transaction with Millennium-Oaktree.

Interest income and expense

Our net interest expense for the three months ended September 30, 2006 increased $8.0 million to $16.6 million in the three months ended September 30, 2006 from $8.5 million in the three months ended September 30, 2005. The higher net interest expense is primarily attributable to borrowings on the bridge loan facility and the Gulfstream Park and Remington Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment and the build-out of the Remington Park casino facility, interest on these financings was capitalized to the respective redevelopment projects. In the three months ended September 30, 2006, $0.5 million of interest was capitalized with respect to projects under development, compared to $1.6 million in the three months ended September 30, 2005.

Income tax provision

In accordance with United States generally accepted accounting principles, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the three months ended September 30, 2006 and 2005, resulting in an income tax benefit of $1.0 million in the three months ended September 30, 2006 and an income tax benefit of $1.3 million in the three months ended September 30, 2005. The income tax benefit for the three months ended September 30, 2006 and 2005 primarily represents income tax benefit recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

Discontinued operations in the three months ended September 30, 2006 include the Magna Golf Club, the sale of which was completed on August 25, 2006 and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. Discontinued operations for the three months ended September 30, 2005 include the operations of the Magna Golf Club and a restaurant and related real estate in the United States, as noted above, Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents results of operations from discontinued operations for the three months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006	Three months ended September 30, 2005

Revenues	$2,733	$11,758
Costs and expenses	2,076	8,491

	657	3,267
Depreciation and amortization	286	669
Interest expense, net	294	1,017
Impairment loss recorded on disposition	1,202	—

Income (loss) before gain on disposition	(1,125)	1,581
Gain on disposition	—	9,837

Income (loss) before income taxes	(1,125)	11,418
Income tax expense	1,381	2,565

Net income (loss)	$(2,506)	$8,853

Liquidity and Capital Resources

Operating activities

Cash used in operations before changes in non-cash working capital decreased $13.0 million from a use of cash of $38.2 million in the nine months ended September 30, 2005 to a use of cash of $25.2 million in the nine months ended September 30, 2006, due primarily to an increase in items not involving current cash flows. In the nine months ended September 30, 2006, cash used for non-cash working capital balances was $15.3 million compared to cash used for non-cash working capital balances of $7.6 million in the nine months ended September 30, 2005. Cash used by non-cash working capital balances of $15.3 million in the nine months ended September 30, 2006 is primarily due to a decrease in other accrued liabilities and an increase in prepaid expenses and other, partially offset by a decrease in accounts receivable, compared to the respective balances at December 31, 2005.

Investing activities

Cash used in investing activities in the nine months ended September 30, 2006 was $69.3 million, including expenditures of $69.0 million on real estate property, fixed and other asset additions and $9.3 million on the acquisition of AmTote, partially offset by $9.1 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in the nine months ended September 30, 2006 of $69.0 million consisted of $40.9 million on the Gulfstream Park redevelopment, $7.4 million on the Remington Park gaming facility, $5.3 million on maintenance capital improvements, $5.0 million on the Gulfstream Park gaming facility and $10.4 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

Cash provided by financing activities was $73.8 million in the nine months ended September 30, 2006 arising from advances and long-term debt with our parent company of $66.9 million, an increase in bank indebtedness of $12.6 million and the issuance of other long-term debt of $12.1 million, partially offset by repayments of long-term debt of $14.4 million and repayment of long-term debt with our parent of $3.4 million. The advances and long-term debt from our parent company of $66.9 million consists of $24.6 million on the first tranche of the Gulfstream Park project financing arrangement, $23.7 million on the bridge loan, $12.2 million on the Remington Park project financing arrangement and $6.4 million on the second tranche of the Gulfstream Park project financing arrangement.

Working Capital, Cash and Other Resources

Our net working capital deficiency, excluding assets and liabilities held for sale was $221.0 million at September 30, 2006, compared to $160.9 million at December 31, 2005.

A subsidiary of MID has provided us with a non-revolving bridge loan facility of up to $119.0 million. As at September 30, 2006, as a result of advances being made under three separate tranches since July 22, 2005, a total of $100.0 million was drawn under this facility. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to us and an additional arrangement fee of $0.5 million was paid when the third tranche of the loan was made available to us. On July 26, 2006, the bridge loan facility was amended and extended and the maturity date was extended from August 31, 2006 to December 5, 2006. In connection with the amendments on July 26, 2006, there was an extension fee of $0.5 million (0.5% of the amount of the bridge loan) and an additional fee of $0.5 million was to be paid if a deadline related to the sale of The Meadows was not met. On November 6, 2006, the bridge loan facility was further amended to extend the deadline related to the sale of The Meadows to November 17, 2006, at which time the bridge loan event of default provisions would apply and that additional fee will become payable, which is also payable under certain other circumstances. In addition, because the sale of The Meadows was not completed by November 7, 2006, the interest rate for all outstanding and future amounts under the bridge loan will be increased by 250 basis points per annum. There is a commitment fee of 1.0% per year on the undrawn portion of the $119.0 million maximum amount of the loan commitment, payable quarterly in arrears. At our option, the loan bears interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base Rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at September 30, 2006 was 11.8%. The bridge loan may be repaid at any time, in whole or in part, without penalty. The bridge loan requires that the net proceeds of any equity offering be used to reduce outstanding indebtedness under the bridge loan, subject to specified amounts required to be paid to reduce other indebtedness. Also, subject to specified exceptions, the proceeds of any debt offering or asset sale must be used to reduce outstanding indebtedness under the bridge loan or other specified indebtedness. The bridge loan is secured by substantially all of our assets and guaranteed by certain of our subsidiaries. The guarantees are secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, we have pledged the shares and licences of certain subsidiaries (or provided negative pledges where a pledge is not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, we have also assigned all inter-company loans made between us and our subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan is cross-defaulted to all other obligations of MEC and its subsidiaries to the lender and to MEC's other principal indebtedness. The security over the lands owned by The Meadows has the same rank in priority as to the same types of security provided for in the loan related to the reconstruction of facilities at Gulfstream Park.

On September 29, 2006, we amended the bridge loan to increase permitted borrowings by $19.0 million to a total of $119.0 million and it is expected that further advances will be taken during the fourth quarter of 2006. An arrangement fee of $0.2 million in connection with this amendment was charged by MID.

During the nine months ended September 30, 2006, $25.9 million was advanced on this bridge loan, such that at September 30, 2006, $100.0 million was outstanding under the bridge loan and $19.0 million was unused and available. Net loan origination expenses of $0.7 million have been recorded as a reduction of the outstanding bridge loan balance. The bridge loan balance is being accreted to its face value over the term to maturity. In addition, during the nine months ended September 30, 2006, $8.0 million of commitment fees and interest expense were incurred related to the bridge loan, of which $0.2 million was outstanding at September 30, 2006.

The Company and MID amended the bridge loan agreement to provide that (i) we place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, into escrow with MID, (ii) MID waive its negative pledge over our land in Ocala, Florida, (iii) Gulfstream Park Racing Association, Inc. ("GPRA") enter into a definitive agreement with BE&K, Inc., for debt financing of $13.5 million to be used to pay for construction costs for the Gulfstream Park construction project, (iv) we agreed to use commercially reasonable efforts to sell certain assets and use the proceeds of such sales to pay down the bridge loan, and (v) in the event that we did not enter into definitive agreements prior to December 1, 2005 to sell The Meadows or repay the full balance of the bridge loan by January 15, 2006, MID would be granted mortgages on certain additional properties owned by us. Upon the closing of the sale of The Meadows, we would also be required to put into escrow with MID, the amount required to pre-pay the loan from BE&K, Inc. On February 9, 2006, the bridge loan was further amended such that certain of our subsidiaries were added as guarantors of the bridge loan. The guarantees are secured by charges over the lands commonly known as San Luis Rey Downs in California, Dixon Downs in California, Palm Meadows Residential in Florida, the New York lands in New York and the Thistledown lands in Ohio, and by pledges of the shares of certain subsidiaries.

At September 30, 2006, $7.1 million of the funds the Company placed into escrow with MID, remains in escrow, which is included in accounts receivable on the consolidated balance sheets.

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

In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below. The project financing is made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our entities that own and operate The Meadows and our subsidiaries that own and operate Remington Park and the Palm Meadows training center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park, Palm Meadows and The Meadows and over all other assets of GPRA, Remington Park, Palm Meadows and The Meadows, excluding licenses and permits. The security over the lands owned by The Meadows may be subordinated to new third party financings of up to U.S. $200.0 million for the redevelopment of The Meadows. During the nine months ended September 30, 2006, $24.8 million was advanced and $9.4 million of interest was accrued on this loan, such that at September 30, 2006, $131.3 million was outstanding under the Gulfstream Park loan, including $13.1 million of accrued interest. Net loan origination expenses of $3.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of a slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of 500 slot machines.

The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on the new tranche will be capitalized. Beginning January 1, 2007, the new tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to the slot facility will be made available by way of progress draws and there will be no prepayment penalty associated with the new tranche. The Gulfstream Park project financing facility will be further amended to introduce a mandatory annual cash flow sweep of not less than 75% of GPRA's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of the new tranche) was added to the principal amount of the loan as consideration for the amendments. During the nine months ended September 30, 2006, $6.8 million was advanced and $0.1 million of interest was accrued on this loan, such that at September 30, 2006, $7.1 million was outstanding under this tranche, including $0.1 million of accrued interest. Net loan origination expenses of $0.6 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

To assist in financing additional material and labor costs and changes in scope of work related to the reconstruction of the Gulfstream Park racing facilities, GPRA has a $16.6 million loan arrangement with BE&K, Inc. The loan matures on April 14, 2007 and may be extended at the lender's option to July 31, 2008. The loan bears interest at the U.S. Prime rate plus 0.40% per annum and may be repaid at any time, in whole or in part, without penalty. Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by MEC. We are required to repay $2.0 million of this loan directly to BE&K, Inc., upon closing of the sale of The Meadows, after repaying the full amount of the MID bridge loan and the $39.0 million required under the senior secured revolving credit facility, within 30 days of the collection of the First Note on the sale of The Meadows. As at September 30, 2006, $12.2 million was advanced under the loan facility.

A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan are made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest will be deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by GPRA and a charge over the Palm Meadows training center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the nine months ended September 30, 2006, $12.4 million was advanced, $2.3 million of interest was accrued on the loan and $3.4 million was repaid on this loan, such that at September 30, 2006, $32.4 million was outstanding under the loan, including $0.4 million of accrued interest. Net loan origination expenses of $1.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

One of our subsidiaries, The Santa Anita Companies, Inc. ("SAC"), is party to a secured term loan facility that matures on October 7, 2007, subject to SAC's option to extend the maturity to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility. Effective November 30, 2005, we have entered into an additional interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. The loan facility is guaranteed by the Los Angeles Turf Club, Incorporated ("LATC"), our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our senior secured revolving credit facility and our bridge loan from MID. At September 30, 2006, $65.4 million was outstanding under this fully drawn facility.

Loans under our senior secured revolving credit facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. In addition, we have pledged the shares of the wholly-owned subsidiary that owns AmTote. At September 30, 2006, we had borrowed $39.9 million, had issued letters of credit totaling $23.5 million and had permanently repaid principal amounts outstanding of $0.3 million under this facility, such that $0.3 million was unused and available. The facility contains financial covenants that include EBITDA maintenance tests relating to Santa Anita Park and Golden Gate Fields and mandatory repayment provisions. Borrowings under the facility are available by way of U.S. Base rate loans plus 3% or LIBOR plus 4%. On July 26, 2006, we announced that we had amended and extended this facility. The maturity date was extended from July 31, 2006 to November 6, 2006, unless further extended with the consent of both parties and the maximum permitted borrowings for general corporate purposes has been increased to $50.0 million. The facility was also amended to provide for an additional $14.0 million to finance our purchase of the remaining 70% equity interest of AmTote. The amendment also requires us to repay $39.0 million upon closing of the sale of The Meadows, after repaying $100.0 million of the bridge loan with a subsidiary of MID. On November 6, 2006, this facility was further amended to extend the maturity date to November 28, 2006.

In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 2, 2008. At September 30, 2006, all of the notes remained outstanding.

In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 15, 2007. At September 30, 2006, all of the notes remained outstanding.

In December 2004, one of our European subsidiaries entered into a loan arrangement which is secured by an assignment of the future amounts receivable under the Fontana Sports access agreement. We received proceeds of 17.6 million Euros in December 2004 that is repayable in nine annual installments of 2.5 million Euros commencing January 1, 2006 until the last installment has been made in 2014. The interest rate implicit in the arrangement is 5.17%. At September 30, 2006, $20.4 million was outstanding under this arrangement. On November 1, 2006, a subsidiary of Magna International Inc. assumed this loan arrangement, including accrued interest, in connection with our sale of the Fontana Golf Club.

One of our European subsidiaries is party to a 15.0 million Euro denominated term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At September 30, 2006, $19.0 million was outstanding on this facility, which matures on February 9, 2007. The same European subsidiary also has another 15.0 million Euro denominated term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At September 30, 2006, $19.0 million was outstanding under this facility, which matures on December 15, 2006.

On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At September 30, 2006, this obligation has been reflected on our balance sheet as long-term debt due after one year.

Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At September 30, 2006, $7.0 million and $4.1 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.

One of our subsidiaries, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At September 30, 2006, $9.3 million was outstanding under this term loan facility.

One of our European subsidiaries, who previously had a term loan of Euros 2.9 million and a term line of credit of Euros 2.5 million, amended these facilities on July 31, 2006. These two facilities were consolidated into one bank term loan with a maturity date of July 31, 2007. A repayment of Euros 0.9 million was required on July 31, 2006 and a further repayment of Euros 0.7 million is required on January 31, 2007. At September 30, 2006, $5.7 million was outstanding under this fully drawn term loan facility.

At September 30, 2006, we had cash and cash equivalents of $31.0 million, bank indebtedness of $39.9 million and total shareholders' equity of $396.3 million. At September 30, 2006, we were in compliance with all of our debt agreements and related covenants.

The financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have a working capital deficiency of $170.3 million as at September 30, 2006. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain our obligations with respect to secured and unsecured creditors, none of which is assured. The share purchase agreement with respect to the sale of The Meadows was amended on July 26, 2006 to reflect the issuance of two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). On September 27, 2006, the PGCB granted approval to Washington Trotting Association, Inc. of a Gaming License. We expect the First Note to be repaid by November 14, 2006. Funds received on the repayment of the First Note will be used to repay our bridge loan with a subsidiary of MID, which matures on December 5, 2006 and will also be used to repay, in part, our senior secured credit facility, which currently matures on November 28, 2006, unless further extended with the consent of both parties. We are also required to repay $2.0 million on the BE&K, Inc. construction loan within 30 days after the collection of the First Note. We are also continuing to pursue other funding sources in connection with our previously announced Recapitalization Plan, which may include further assets sales, partnerships and raising capital through equity offerings. However, the successful realization of these efforts is not determinable at this time. The financial statements included with this report do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at September 30, 2006 and our current credit facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

In order to mitigate a portion of the interest rate risk associated with The Santa Anita Companies, Inc. term loan facility, we have entered into two interest rate swap contracts. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility, which is $65.4 million as at September 30, 2006. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million.

Impact of Recently Issued Accounting Standards

Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48, but have not yet determined the impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. We are currently reviewing SFAS 157, but have not yet determined the impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on their financial statements, recognize changes in that funded status in the year in which the changes occur through comprehensive income and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, but before June 16, 2007 and the measurement provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008. We are currently reviewing SFAS 158, but have not yet determined the impact on our financial statements.

Accounting Developments

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based compensation expense was recognized in the consolidated financial statements related to stock options in the three and nine months ended September 30, 2005 as all options granted had an exercise price no less than the fair market value of the Class A Subordinate Voting Stock at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment" ("SFAS 123(R)"), using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the three and nine months ended September 30, 2006, includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and nine months ended September 30, 2005 have not been restated. Our net loss from continuing operations and net loss for the nine months ended September 30, 2006 would have been $72.8 million and $73.7 million, respectively, if we had not adopted SFAS 123(R) on January 1, 2006 and continued to account for share-based compensation under APB Opinion No. 25 compared to reported net loss from continuing operations and net loss of $74.0 million and $74.9 million, respectively and basic and diluted loss per share for the nine months ended September 30, 2006 would have been $0.69, compared to a reported basic and diluted loss per share of $0.70.

Forward-looking Statements

This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may include, among others, statements regarding: strategies and plans; the potential impact of the sale of the Fontana Golf Club will have on our level of debt and our balance sheet in turn; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of September 30, 2006, under the supervision and with the participation of the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2006, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors described in our 2005 Form 10-K have not materially changed.

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

Exhibit Number	Description
10.1	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of July 22, 2005, between the registrant and the Bank of Montreal, et al, made as of July 26, 2006.
10.2	Second Amending Agreement to the Amended and Restated Credit Agreement, dated as of July 22, 2005, between the registrant and the Bank of Montreal, et al, made as of November 6, 2006.
10.3	Second Amending Agreement made as of July 26, 2006 between the registrant and MID Islandi sf, et al.
10.4	Third Amending Agreement made as of September 26, 2006 between the registrant and MID Islandi sf, et al.
10.5	Fourth Amending Agreement made as of September 29, 2006 between the registrant and MID Islandi sf, et al.
10.6	Fifth Amending Agreement made as of November 6, 2006 between the registrant and MID Islandi sf, et al.
10.7*	Limited Liability Company Agreement of Santa Anita Associates, LLC between Santa Anita Commercial Enterprises, Inc. and Santa Anita Associates Holding Co., LLC, effective as of September 28, 2006.
10.8	Letter Agreement between the Registrant and Donald Amos dated October 13, 2006.
10.9	Second Amended and Restated Loan Agreement made as of the 26th day of July, 2006 between Gulfstream Park Racing Association, Inc. and MID Island sf., et al.
10.10	Amended Stock Purchase Agreement dated as of July 26, 2006 amending the Stock Purchase Agreement, dated November 8, 2005 between the registrant and PA Meadows, LLC.
10.11	Post-Closing and Note Issuance Agreement, dated as of July 26, 2006 between the registrant and PA Meadows LLC.
10.12
Racing Services Agreement entered into as of July 26, 2006 by and among the registrant, MEC Pennsylvania Racing Services, Inc., Mountain Laurel Racing, Inc., Washington Trotting Association, Inc., MEC Pennsylvania Racing, Inc., MEC Pennsylvania Food Service, Inc., and MEC Racing Management.
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
*
Portions of this document marked with "***" are subject to a pending Confidential Treatment Request filed with the Secretary of the Securities and Exchange Commission and have been filed separately with the Securities and Exchange Commission.

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

MAGNA ENTERTAINMENT CORP.
(Registrant)
by:	/s/ FRANK STRONACH Frank Stronach Interim Chief Executive Officer
by:	/s/ BLAKE TOHANA Blake Tohana Blake Tohana, Executive Vice-President and Chief Financial Officer

Date: November 9, 2006

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