Form 10-K
period 2006-12-31
MAGNA ENTERTAINMENT CORP
filed 2007-03-15
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 000-30578

MAGNA ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 337 Magna Drive Aurora, Ontario, Canada (Address of Principal Executive Offices)	98-0208374 (I.R.S. Employer Identification No.) L4G 7K1 (Zip Code)

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

As of June 30, 2006, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $203,163,912 (based on the closing sale price of $5.26 per share of Class A Subordinate Voting Stock reported on The Nasdaq National Market on June 30, 2006, the last day of the registrant's most recently completed second quarter). As of June 30, 2006, non-affiliates held no shares of Class B Stock. There is no active market for such stock.

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 8, 2007 was 49,101,415.

The number of shares of Class B Stock of the registrant outstanding as of March 8, 2007 was 58,466,056.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement (our "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2006 are incorporated by reference in Part III of this Annual Report to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report, the documents incorporated by reference are not deemed to be filed as part hereof.

Part I

Item 1. Business

Available Information

        We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        We maintain a website that contains information about us, none of which is incorporated by reference in, or shall be deemed included in, this Annual Report. It is accessible at www.magnaentertainment.com. Through our website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) our SEC filings, including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after filing. Information contained in or otherwise accessed through our website does not form part of this Annual Report. Any reference to our website is an inactive textual reference only.

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

Special Note Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of applicable securities legislation, including Section 27A of the Securities Act, Section 21E of the Exchange Act and the Securities Act (Ontario). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario). Please see "Management's Discussion and Analysis of Results of Operations and Financial Position — Forward-looking Statements" for commentary applicable to all forward-looking statements contained in this Annual Report.

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

OUR BUSINESS

        Magna Entertainment Corp. owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eight thoroughbred racetracks, one standardbred (harness racing) racetrack, two racetracks that run both thoroughbred and quarterhorse meets and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Three of our racetracks, Gulfstream Park, Remington Park and Magna Racino™, include casino operations with alternative gaming machines and The Meadows, at which we manage racing operations, is scheduled to commence casino operations in May 2007. In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai, and a European account wagering service known as MagnaBet™. Pursuant to a joint venture with Churchill Downs Incorporated ("Churchill Downs" or "CDI"), we also own a 50% interest in HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 13 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. In April 2006, we entered into an agreement with Churchill Downs and Racing UK Limited ("Racing UK"), a media rights company and subscription television channel owned by 30 British racecourses, to partner in a venture called Racing World that serves as a distribution vehicle for account wagering rights and audio-visual signals in the United Kingdom and Ireland in respect of horse racing content from MEC, Churchill Downs and other North American racetracks. In July 2006, we announced that MEC Maryland Investments Inc., a wholly-owned subsidiary, acquired the remaining 70% equity interest of AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        We distribute our live racing content to approximately 1,000 off-track and inter-track venues, including other racetracks, off-track betting facilities and casinos in the United States, Canada, Mexico, South America, the Caribbean, the United Kingdom, Ireland, Germany and Austria. We intend to expand the distribution of this content in these markets and, to the extent permitted by various regulatory regimes, in additional markets, particularly emerging electronic media-based markets, such as wagering via interactive television and the Internet.

        On March 4, 2007, we entered into a series of customer-focused agreements with Churchill Downs in order to enhance wagering integrity and security, to own and operate HRTV™, to buy and sell horse racing content and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group LLC ("TrackNet Media"), the finalization of a reciprocal content swap agreement and the purchase by CDI from MEC of a 50% interest in HRTVTM.. TrackNet Media is the vehicle through which MEC and CDI horse racing content will be made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through CDI's and MEC's respective outlets. Under the reciprocal content swap agreement, the Company and CDI will exchange their respective horse racing signals. Churchill Downs racing content will be available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet®, and our racing content will be similarly available for wagering through CDI tracks and off-track betting facilities and through a CDI-owned advance deposit wagering platform that is under development and is expected to launch later this year. Both CDI and MEC intend to work to offer as much of their respective live export simulcast content as possible on HRTV™ and will actively explore how the television medium can be used to more effectively serve horse racing customers. HRTV will seek additional content providers who wish to televise their horse racing content alongside the CDI and MEC content.

        Since December 1998, we have acquired six large racetrack operations in North America: Santa Anita Park near Los Angeles, Gulfstream Park near Miami, Golden Gate Fields near San Francisco, Lone Star Park at Grand Prairie near Dallas, and The Maryland Jockey Club, which operates both Laurel Park, situated between Washington, D.C. and Baltimore, and Pimlico Race Course in Baltimore, home of the Preakness Stakes®, the middle jewel in thoroughbred racing's Triple Crown. We have also acquired the racetrack operations of Thistledown near Cleveland, Remington Park in Oklahoma City, Great Lakes Downs in Muskegon, Michigan, Portland Meadows near Portland, Oregon and our newest racetrack, Magna Racino™, which we built near Vienna, Austria. In addition, though we completed the sale of The Meadows in November 2006, we retain the right to manage and benefit from the operations of that racetrack for a five-year period. These acquisitions have enabled us to secure the ownership rights to what we believe is some of the highest quality and most popular live horse racing content in North America, based on standard industry measures, such as total handle, average daily attendance and average daily wagering, both on and off-track. We believe that the aggregation of this high-quality content, combined with a strong branding strategy and the introduction of new media distribution technologies, will enhance the distribution of our content and help us develop new sources of revenues. In January 2007, we announced that the 2007 race meet will be the last meet that will be held under our ownership at Great Lakes Downs. The decision to cease operations was based on continuing and forecasted operational losses at the racetrack.

        We own all the land on which these racetracks are located, with the exception of Great Lakes Downs, Lone Star Park at Grand Prairie, Remington Park and Portland Meadows (in which we own a minority interest in the land).

        At December 31, 2006, in addition to our racetracks, our real estate portfolio included three residential developments in various stages of development in Austria, the United States and Canada. All of our interests and rights in the Canadian residential development were sold subsequent to December 31, 2006 and we may sell residential developments and other real estate in order to generate additional capital for our racing and gaming business. During 2006, we sold the Magna Golf Club located in Aurora, Ontario and our interest in the entity that owns and operates the Fontana Golf Club located in Oberwaltersdorf, Austria to Magna International Inc. In April 2006, an agreement previously entered into by one of our subsidiaries to sell 157 acres of excess real estate in Palm Beach County, Florida to Toll Bros., Inc., a Pennsylvania real estate company, was terminated. In May 2006, we announced the completion of the sale of a restaurant and related real estate in the United States. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks. We have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. concerning the proposed development of "The Village at Gulfstream Park™", a mixed-use retail, entertainment and residential project on a portion of the Gulfstream Park Property. We have also entered into definitive operating agreements with certain affiliates of Caruso Affiliated regarding the proposed mixed use development of approximately 51 acres surrounding Santa Anita Park.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are actively underway in a number of states in which we operate. A referendum was held in Broward County, where Gulfstream Park is located, on March 8, 2005 and the authorization of slot machines in the county was approved. On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutuel facilities that have conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law and subsequently the Division of Pari-mutuel Wagering developed the governing rules and regulations. In October 2006 we were awarded a gaming license for slot machine operations at Gulfstream Park. We have had 516 slot machines installed and operational since November 15, 2006 and an additional 700 slot machines will be installed and operational in the first half of 2007. Under the legislation, a qualifying facility is entitled to offer up to 1,500 Class III slot machines. Under legislation that was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the current maximum permitted by the Oklahoma legislation. Remington Park has an entitlement to an additional 50 electronic gaming machines on each of the third and fifth anniversaries of the gaming license, to bring the total number of electronic gaming machines to 750.

        In February 2006, we announced the formation of PariMax, Inc. ("PariMax"), a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™, MagnaBet™, RaceONTV™ and AmTote. The recently formed TrackNet Media joint venture with Churchill Downs will also be in the purview of PariMax.

        In March 2006, we announced that our Board of Directors had initiated a search for a new Chief Executive Officer. In February 2007, we announced that our Board of Directors appointed Michael Neuman to its Board of Directors and as Chief Executive Officer of the Company. Mr. Neuman succeeded Frank Stronach, who had been Interim Chief Executive officer since March 2006.

        Also in March 2006, we reached an agreement under which one of our Austrian subsidiaries distributes premium North American horse racing content directly to Ladbrokes' licensed betting shops throughout the United Kingdom and Ireland.

        Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Current Initiatives" for further information.

        Please see our financial statements under "Financial Statements and Supplementary Data" for financial information concerning our business and segments, including a geographic breakdown of revenues and information concerning long-lived assets.

Our Strategy

        Since our inception in 1998, we have experienced significant growth through a strategic acquisition and capital investment program. We intend to grow and develop our business further by:

Further Developing Our In-Home Simulcasting and Wagering Services

        In order to advance efforts to increase our overall customer base we formed PariMax. PariMax business units aggregate content from both MEC and non-MEC racetracks, creating economies of scale as we repackage and deliver this content in compelling formats to various customer segments. We believe this approach will enable us to cost-effectively present live horse racing action to an increasing number of locations for an increasing number of hours per week, thus growing our reach to new customers and growing frequency among existing customers. This growth would benefit PariMax, MEC-owned tracks, and non-MEC tracks, which elect to utilize PariMax services. For the domestic, in-home wagering market, these services include XpressBet®, which offers account wagering on over 100 North American racetracks via the Internet and by telephone. XpressBet® is complemented by HorseRacing TV™, a specialty television network focused on horse racing in which we hold a fifty percent interest. HRTV™ is distributed to more than 13 million cable and satellite television subscribers and enables fans to watch live racing content from all over the United States, as well as Australia, Hong Kong and Great Britain. We believe that broad television distribution will help increase future interest in horse racing and attract additional wagering customers. At present, HorseRacing TV™ is carried on cable in 27 states and is available nationally on Dish Network™ as well as RTN. In an effort to broaden the audience, reach and appeal of horse racing and wagering thereon, we are pursuing carriage agreements with additional cable and satellite operators to achieve expanded distribution of HorseRacing TV™ in North America.

        Our strategy is to focus on the development of complete wagering solutions and concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide. AmTote will continue to provide a variety of wagering interfaces and connectivity products for racetracks, off-track betting operators and account wagering providers, both domestically and abroad. For consumers, XpressBet® and MagnaBet™ will be PariMax's account wagering platforms, which provide video streaming and wagering opportunities to an increasingly international customer base. Consumers will be further served by PariMax supported television channels, including HRTV™ in the United States and Racing World in the United Kingdom and Ireland (a joint venture between MEC, Churchill Downs, and Racing UK).

        TrackNet Media will benefit consumers by providing optimal distribution of simulcast content originating from MEC- and CDI-owned racetracks to other tracks and off-track wagering facilities as well as account-wagering providers. With respect to advance deposit wagering providers, MEC and CDI hope that other content rights holders will follow their example and make the content they control available as well. We believe this will benefit customers who previously had to maintain several advance deposit wagering accounts to wager on a wide variety of racing signals, thus increasing the market size for this wagering content.

        Through TrackNet Media, MEC and Churchill Downs will also focus on improving the production quality of their simulcast signals. TrackNet Media will also utilize technological advances to better promote MEC and CDI racing products as gaming and entertainment options.

        Enhanced wagering integrity is another goal for TrackNet Media, which is expected to invest resources to better monitor the entities that haves access to the companies' racing content and wagering pools. TrackNet Media staff will work closely with domestic and international outlets licensed to simulcast and accept wagers on TrackNet Media-licensed products to ensure that MEC and CDI signals are being used appropriately and in ways that provide compensation to the horsemen and racetracks that produce the content. Third parties will not be allowed to sublicense TrackNet Media products to other tracks, off-track betting operators, casinos, rebate shops or advance deposit wagering providers, thereby reducing the risk of horse racing signal piracy and other integrity issues. This increased ability to control and monitor the use of our content is intended to curtail current business practices employed by entities looking to benefit from our content while diverting revenues that would otherwise benefit track operators and horsemen.

        TrackNet Media's ability to license simulcast content from CDI-owned racetracks to account-wagering providers will commence with the expiration of the CDI tracks' respective agreements with Television Games Network ("TVG"). Both MEC and CDI will continue to honor all existing contractual obligations with respect to their content, including the contracts between affiliates of CDI and TVG, providing TVG access to Arlington Park's races through Aug. 6, 2007, and to Calder Race Course races through the end of its 2007-08 racing season, which concludes Jan. 2, 2008.

Entering New Markets

        PariMax oversees the development of new markets for MEC around the world. We currently distribute our content to inter-track and off-track venues in the United States, Canada, Mexico, South America, the Caribbean, the United Kingdom, Ireland, Germany and Austria.

        The formation of TrackNet Media and the related customer-facing agreements with Churchill Downs, which upgrade the assets and capabilities of PariMax, will aid our efforts to maintain our presence in recently entered new markets, as well as potential new markets. The increased wagering integrity presented by TrackNet Media is expected to slow the leakage of revenues to offshore competitors that would otherwise flow to track operators and horsemen. By sharing content with Churchill Downs, we will provide consumers in these newer markets, as well as our current customers, with access to a wider variety of content. While we have made a sizeable increase in the amount of our content available to our customers, the sale of 50% of our interest in HRTV™ to Churchill Downs will result in operating costs savings, some of which can be reinvested to increase production values.

        In April 2006, we entered into a joint venture agreement with Churchill Downs and Racing UK Limited, a media rights company and subscription television channel owned by thirty leading British racecourses, to establish Racing World Limited, a company registered in England and Wales. Racing World is a distribution vehicle for account wagering rights and audio-visual signals in the United Kingdom and Ireland in respect of horse racing content from MEC, CDI, and most other North American racetracks. Racing World also operates a television channel which is available to customers who receive Sky satellite service and subscribe to the Setanta Sports Pack (of which Racing UK is also a member). Racing World has to date entered into definitive agreements with two account wagering providers to take wagers on Racing World content: RacingUS.com, an affiliate of XpressBet®, and Newcote Service Limited, which is part of the Victor Chandler Group of Companies and owns www.vcbet.com.

        In the more traditional, licensed betting office market, one of our Austrian subsidiaries has been operating a service with Ladbrokes which provides U.S. horse racing to the Ladbrokes Xtra service in Britain and Ireland. Ladbrokes Xtra currently serves approximately 2,000 Ladbrokes shops in the U.K. and Ireland. In 2006, we also entered into a relationship with Satellite Information Services (SIS), to provide selected U.S. horse races to all of the approximately 10,000 betting shops in the U.K. and Ireland. We continue to believe the British and Irish markets have great potential for evening distribution of U.S. product, and our strategy is to continue to explore partnerships that allow us to strategically and cost-effectively deploy in these markets. We also believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our international distribution network.

Improving the Quality of the Entertainment Experience and Facilities at Certain of Our Racetracks

        In order to increase our customer base, we intend to improve the quality of the entertainment experience at our racetracks by offering a variety of experiences with horse racing as the feature attraction. In pursuit of this strategy, we have begun and intend to continue to redevelop and modernize various of our facilities. In 2004, we commenced the redevelopment of Gulfstream Park, located just outside Miami, Florida. This redevelopment included the construction of new wider and longer racing surfaces, which allows Gulfstream Park to run a longer live racing season and offer larger field sizes as well as a new grandstand/entertainment facility, each of which permit greater attendance and handle. In January 2006, the new Gulfstream Park opened for the 2006 winter meet and, in November 2006, the Gulfstream Park Casino opened its doors to 516 slot machines with an additional 700 slot machines to be made available in the first half of 2007. The redeveloped Gulfstream Park offers customers a number of different dining options and an improved quality of entertainment.

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

Adding Alternative Gaming, if Permitted, at Certain of Our Racetracks

        In order to broaden our market appeal and thereby increase attendance and revenues, we intend to pursue alternative gaming opportunities, where available. Alternative gaming legislation that authorizes slot machines, video lottery terminals or electronic gaming at certain designated locations has been approved in Oklahoma, where our racetrack Remington Park is located, in Pennsylvania, where we operate The Meadows racetrack and Broward County, Florida, where our Gulfstream Park racetrack is located.

        Under legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the current maximum permitted by Oklahoma legislation. See "Government Regulation — Alternative Gaming — Oklahoma" below.

        In Florida we obtained the licenses necessary to permit our November 2006 opening of the Gulfstream Park Racing & Casino slots facility. The new casino facility currently offers guests access to 516 slot machines and an additional 700 slot machines will be installed and operational in the first half of 2007.

        Alternative gaming legislation is also being seriously considered in other states in which we operate pari-mutuel facilities and if such legislation is approved, we would expect to apply for the applicable licenses and build the necessary facilities as soon as practicable.

Developing Our Significant Real Estate Assets

        We have a significant portfolio of high quality real estate located in densely populated urban markets. Included in this real estate portfolio is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Golden Gate Fields, Lone Star Park at Grand Prairie, Laurel Park and Magna Racino™. We are considering a variety of options with respect to this land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing. In pursuit of this strategy, we have entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. concerning the proposed development of a combined retail and entertainment development called "The Village at Gulfstream Park™" featuring the Gulfstream Park racetrack as its cornerstone entertainment feature. Also, further to a letter of intent with Caruso Affiliate Holdings to explore the possibility of joint ventures to develop certain undeveloped lands surrounding our Santa Anita Park and Golden Gate Fields racetracks into retail and entertainment venues, on September 28, 2006, certain of our affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates. These operating agreements relate to the proposed development of approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces.

        In connection with our debt reduction efforts and efforts to focus our development strategy, during 2006, we sold non-core real estate assets and the proceeds from the sales were used, primarily, to reduce our debt.

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

        For a discussion of various customer-focused agreements we have entered into with Churchill Downs see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

        On August 16, 2006, along with Churchill Downs, we joined the Empire Racing team ("Empire") that is bidding to operate New York State's thoroughbred racetracks including Saratoga, Belmont and Aqueduct. Empire is a group of New York horsemen and breeders seeking to revitalize racing in New York by securing the exclusive right to operate the three New York thoroughbred racetracks. An application was submitted on August 29, 2006 by Empire to acquire ownership of the New York Racing Association franchise upon its expiry at the end of 2007. On November 21, 2006, the Ad Hoc Committee on the Future of Racing recommended that Excelsior Racing Associates be granted the franchise to operate the racetracks and on February 21, 2007 the committee released its final report. Recently, New York State's new governor decided to create a panel to evaluate groups interested in taking over the franchise. It is expected that the creation of the panel will lead to the consideration of additional parties. We have one seat on Empire's 15-member board of directors.

Technology Leadership

        In addition to our continued focus on operating the racetracks we own or manage, we have also endeavored to establish a technology leadership position within the horseracing industry. By acquiring or developing interests in television channels, an advance deposit wagering platform, AmTote and TrackNet Media, and bringing those electronic distribution platforms under the purview of PariMax, we have applied a focused approach to technology issues. Our recent acquisition of all of the outstanding shares of AmTote, a provider of totalisator services to the pari-mutuel industry, has allowed us to play a greater role in processing wagering transactions. We hope to leverage our technological advancements to increase sales to others participants in the pari-mutuel industry, both in North America and worldwide.

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

        For a discussion of the impact various customer-focused agreements with Churchill Downs are expected to have on, among other things, the management of our racing content see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

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

        As of March 8, 2007, MI Developments Inc. owns, directly or indirectly, all of our outstanding Class B Stock and 4,362,328 shares of our Class A Subordinate Voting Stock. As a result, MI Developments Inc. is able to exercise approximately 96% of the total voting power attached to all of our outstanding stock, and therefore is able to elect all our directors and to control us. Each company has its own board of directors and management team, although we share the same Chairman and Vice-Chairman. In addition, our Board of Directors has established a committee of independent directors to whom they have delegated the responsibility of reviewing any proposed related party transactions, including any proposed transactions between us and MI Developments Inc. or between us and our original parent company, Magna International Inc. Sales or a spin-off or other distribution of our stock by MI Development Inc. or by certain of our other significant stockholders under our registration statements could depress our stock price. See "Risk Factors — Risks Relating to Our Securities".

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

        The early 1990s also saw the advent of a form of pari-mutuel and non-pari-mutuel wagering termed account wagering, or advance deposit wagering. Account wagering allows subscribers to establish wagering accounts and utilize various interactive platforms, such as the telephone, the Internet and interactive television, to transmit their wagering information to a designated account wagering operator, which then places wagers on the subscribers' behalf. Account wagering has grown steadily as a convenient and popular wagering option, for both pari-mutuel and non-pari-mutuel bettors alike. The rising popularity of account wagering serves as both an opportunity for the pari-mutuel wagering industry to further expand revenues and a challenge to prevent this new wagering platform from further eroding on-track attendance and wagering.

The Growth in Off-track and Inter-track Wagering

        Pari-mutuel wagering on thoroughbred horse racing in the United States increased from $10.4 billion in 1995 to $15.2 billion in 2003, before receding to $14.6 billion in 2005, according to The Jockey Club. Total handle increased slightly in 2006 to $14.8 billion. This overall increase from 1995 resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 47% from $8.7 billion in 1996 to $13.1 billion in 2006. The decrease during 2004 and 2005 resulted primarily from an increase in the number of non pari-mutuel wagering options available to the general public, including lotteries, casinos and poker. This increased competition is both from on-line options and more traditional bricks and mortar establishments. Notwithstanding these developments, there was a slight recovery in 2006. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Total Handle	$10.429	$11.627	$12.542	$13.115	$13.724	$14.321	$14.550	$15.062	$15.180	$15.099	$14.561	$14.785
On-Track Handle	*	$2.944	$2.703	$2.498	$2.359	$2.270	$2.112	$2.029	$1.902	$1.860	$1.741	$1.688
Off-Track Handle	*	$8.683	$9.839	$10.617	$11.365	$12.051	$12.438	$13.033	$13.278	$13.239	$12.819	$13.097

*
Not available

Source: Equibase Company LLC; The Jockey Club.

        Simulcasting is the process of transmitting the audio and video signal of a live racing performance, referred to as the content, from one facility to other locations or venues where wagering on such content is permitted. Simulcast wagering provides racetracks with the opportunity to increase revenues by exporting their live racing content to as many wagering locations as possible, such as other racetracks, off-track betting facilities and casinos, and by importing racing content and wagering opportunities from other racetracks. Account wagering is a form of off-track wagering whereby the betting customer establishes a wagering account with an established account wagering provider. The account wagering subscriber uses the balance in the wagering account to fund wagers processed on the subscriber's behalf by the account wagering provider. Since its inception, account wagering has gained a growing percentage of the dollars wagered through off-track wagering operators. Account wagering is conducted both by operators based and licensed in the United States, such as our subsidiary, XpressBet, Inc. and by operators located outside the United States.

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

        For a discussion of our recent strategic initiatives related to off-track and inter-track wagering see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

Our Content

        Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields is near San Francisco, Lone Star Park at Grand Prairie is near Dallas, Pimlico Race Course is in Baltimore, Laurel Park is between Washington, D.C. and Baltimore, Thistledown is near Cleveland, Remington Park is in Oklahoma City, Great Lakes Downs is in Muskegon, Michigan, and Portland Meadows is near Portland, Oregon. The Meadows and Maroñas, two racetracks to which we provide management services, are located near Pittsburgh, Pennsylvana and in Montevideo, Uruguay, respectively. Our newest racetrack, Magna Racino™, is located near Vienna, Austria.

2007 Racing Schedule

        As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

Racetrack	Scheduled Racing Meets
Santa Anita Park	December 26, 2006 – April 23, 2007 and September 27, 2007 – October 29, 2007
Gulfstream Park	January 4, 2007 – April 23, 2007
Golden Gate Fields	February 8, 2007 – May 7, 2007, August 24, 2007 – October 15, 2007
Laurel Park	January 1, 2007 – April 15, 2007, September 6, 2007 – December 31, 2007
Lone Star Park at Grand Prairie	April 13, 2007 – July 23, 2007 and October 6, 2007 – December 2, 2007
Pimlico Race Course	April 20, 2007 – June 11, 2007
The Meadows	January 3, 2007 – December 30, 2007
Thistledown	April 14, 2007 – November 27, 2007
Remington Park	March 10, 2007 – June 4, 2007 and August 4, 2007 – November 28, 2007
Portland Meadows	January 1, 2007 – May 7, 2007 and October 21, 2007 – December 31, 2007
Great Lakes Downs	May 6, 2007 – November 7, 2007
Magna Racino™	March 12, 2007 – December 3, 2007

Our Properties

        Set forth below is a description of certain of our properties.

Santa Anita Park

        Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Approximately 10.9 million people are located within a 30-mile radius of Santa Anita Park.

        Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until the end of April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for five to six weeks each fall. Pursuant to this lease, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park was the site of the Breeders' Cup™ World Thoroughbred Championships in 2003 during The Oak Tree Meet. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 110 to 116 racing days each year (including The Oak Tree Meet). Average daily attendance in 2006 was approximately 9,400 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

        Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2006, approximately $1.290 billion, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races (excluding wagers placed in Northern California and via account wagering systems licensed to operate in California), and wagers made at Santa Anita Park and its inter-track facilities on imported races. Wagers on Santa Anita Park's races (including The Oak Tree Meet and all venues at which wagers were placed) totaled approximately $896.1 million in 2006. Of this amount, approximately $730.7 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

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

        In September 2006, The Santa Anita Companies, Inc. entered into definitive operating agreements with certain Caruso Affiliated affiliates to develop approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This project contemplates a mixed-use development with approximately 800,000 square feet of retain, entertainment and restaurants as well as approximately 4,000 parking spaces. The project is to be presented to Arcadia City Council in April 2007.

Gulfstream Park

        Gulfstream Park is located on approximately 250 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

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

        The redevelopment of Gulfstream Park, which commenced in 2004, was completed in 2006. The project included significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also included the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. Since the project included the demolition of a substantial portion of the existing buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations; however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted. Although racing and patron areas were sufficiently complete to open the 2006 live race meet, construction continued through the race meet and best efforts were made to complete the facility and minimize interference with the race meet. However, as a result of on-going construction, revenues and earnings generated during the 2006 race meet were also negatively impacted.

        Gulfstream Park had total handle during 2006 of approximately $800.7 million, which includes wagers made at Gulfstream Park on its races, wagers made on Gulfstream Park races at other wagering venues and through various account wagering operations, and wagers made at Gulfstream Park on races imported to its inter-track facility. Wagers on Gulfstream Park's races totaled approximately $665.6 million in 2006. Of this amount, approximately $600.1 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's signal and through various account wagering operations.

        In May 2005, we entered into a Limited Liability Company Agreement with Forest City concerning the development of The Village at Gulfstream Park™. In November 2006, we received final approval from the City of Hallandale Beach, Florida for the development of The Village at Gulfstream Park™, a 60-acre master-planned lifestyle destination. Phase I is expected to be ready for ground breaking in the spring of 2007 and will include 375,000 square feet of lifestyle retail space, including upscale shops, specialty stores and restaurants and 75,000 square feet of office space. This phase is expected to be in operation in the fall 2008. Upon completion, The Village at Gulfstream Park™ is expected to result in the development of 1,500 condominiums, 750,000 square feet of retail space, 140,000 square feet of office space, a 500-room hotel and a 2,500 seat cinema. The project is expected to be built over 15 years and will involve the construction of 225 affordable/workforce-housing units both on the site itself and in the neighbourhoods within the city. When completed, it is expected to generate more than $22 million in taxes and create more than 2,800 permanent jobs.

        On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutel facilities that have conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law and subsequently the Division of Pari-mutuel Wagering developed the governing rules and regulations. In October 2006 we were awarded a gaming license for slot machine operations at Gulfstream Park. We have had 516 slot machines installed and operational since November 15, 2006. We have commenced Phase II of the slots facility and plan to have an additional 700 slot machines installed and operational in the first half of 2007.

        For addtional details on Gulfstream Park matters, including information on The Village of Gulfstream Park™ and the casino facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Current Initiatives".

Golden Gate Fields

        Golden Gate Fields is located on approximately 154 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately 5.2 million people within a 40-mile radius of Golden Gate Fields.

        Golden Gate Fields' racing season lasts for approximately 106 racing days. The season is split throughout the year and has varied for the last few years. Average daily attendance in 2006 was approximately 2,200 customers per live racing day.

        Golden Gate Fields had total handle during 2006 of approximately $442.1 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering systems on Golden Gate Fields' races (excluding wagers placed in Southern California, and wagers placed via advanced deposit wagering systems licensed to operate in California) and wagers made at Golden Gate Fields and its inter-track facilities on imported races. Wagers on Golden Gate Fields' races totaled approximately $231.9 million in 2006. Of this amount, approximately $208.7 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported from other racetracks.

        Golden Gate Fields' facilities include a one-mile track and a 7/8-mile turf course, stalls for over 1,350 horses, a main grandstand with seating for approximately 8,000 customers, a Clubhouse with seating for approximately 4,500 customers, a Turf Club with seating for approximately 1,200 customers and parking for over 8,500 cars.

        In 2006, Golden Gate Fields began the planning process to install a synthetic racing surface to replace the track's dirt surface per the mandate of the California Horse Racing Board. Golden Gate Fields selected Tapeta Footings as the vendor to provide the new surface and plans to install the surface during the Summer of 2007. The new track surface is expected to help reduce injuries and track maintenance costs and increase field size.

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

        Laurel Park's racing season in 2006 was 152 days compared to 135 racing days in 2005. There were less live racing dates in 2005 due to the redevelopment of Laurel Park's racing surfaces. Live thoroughbred racing is generally conducted at Laurel Park from September to mid-April, when Pimlico opens for its spring meet. Average daily attendance at Laurel Park in 2006 was approximately 3,200 customers per live racing day.

        Laurel Park's handle was approximately $541.4 million in 2006, including wagers made at Laurel Park on its races, wagers made at other wagering venues and through various account wagering operations on Laurel Park's races, and wagers made at Laurel Park on imported races. Wagers on Laurel Park's races totaled approximately $406.7 million in 2006. Of this amount, approximately $380.6 million in wagers were placed at other wagering venues to which we exported Laurel Park's signal via simulcast and through various account wagering operations.

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

        Lone Star Park is one of the newest horse racing facilities in the United States, having opened for live thoroughbred and quarter horse racing in 1997. Lone Star Park's thoroughbred meet generally commences each year in early April and continues through mid-July. Its quarter horse meet generally commences each year in early October and continues through November. Average daily attendance during the 2006 spring thoroughbred meet was approximately 7,000 customers per live race day and 3,600 customers during the fall quarter horse meet. In addition to its live racing facilities, Lone Star Park contains a state-of-the-art 36,000 square foot simulcast pavilion, which operates year-round.

        Lone Star Park had total handle during 2006 of approximately $302.7 million, which includes wagers made at Lone Star Park on its races, wagers made on Lone Star Park races at other wagering venues and through various account wagering operations, and wagers made at Lone Star Park on races imported to its inter-track facility. Wagers on Lone Star Park's races totaled approximately $144.8 million in 2006. Of this amount, approximately $111.6 million in wagers were placed at other wagering venues to which we exported Lone Star Park's signal and through various account wagering operations.

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

        The Preakness Stakes® dates back to 1873, two years before the first Kentucky Derby was run. Since 1909, the Preakness Stakes® has been run annually at Pimlico without interruption and this year's race, on May 19, 2007, will mark the 132nd edition of this sporting classic. Past winners of the Preakness Stakes® include legendary race horses such as Man o' War, Citation, Secretariat, Seattle Slew and Affirmed.

        The racing season at Pimlico in 2006 consisted of approximately 30 racing days in a Spring meet, between early April and mid-June. Historically, after its Summer meet in the middle part of August, racing would resume at Laurel Park in September and run through December. The Spring meet features 10 graded stakes races, including the middle jewel of thoroughbred racing's Triple Crown, the Preakness Stakes®, which is run annually on the third Saturday in May. Average daily attendance in 2006 was approximately 4,200 customers per live racing day.

        Pimlico's handle was approximately $285.2 million in 2006, including wagers made at Pimlico on its races, wagers made at other wagering venues and through various account wagering operations on Pimlico's races, and wagers made at Pimlico on imported races. Wagers on Pimlico's races totaled approximately $189.5 million in 2006. Of this amount, approximately $176.2 million in wagers were placed at other wagering venues to which its signal was exported via simulcast and through various account wagering operations.

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

        The Meadows first opened in 1963 and has a year-round racing schedule encompassing approximately 208 live racing days. As part of this acquisition, we also acquired four off-track betting facilities in the greater Pittsburgh area, located in New Castle, Harmar Township, Moon Township and West Mifflin. In 2004, The Meadows opened a fifth off-track betting in Greensburg, which was subsequently closed in February 2007.

        The Meadows' current facilities include a grandstand with seating for approximately 5,000 customers, a 5/8-mile harness track, stalls for approximately 990 horses and parking facilities to accommodate approximately 3,000 cars. The Meadows' off-track betting facilities each contain a restaurant and bar and offer wagering on simulcast races from racetracks across the country.

        The Meadows and its associated off-track betting facilities generated approximately $230.3 million in handle in 2006, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated off-track betting facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totalled approximately $86.2 million in 2006. Of this amount, approximately $79.9 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 240 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

        In July 2004, legislation was enacted in Pennsylvania that entitled The Meadows to apply for a license to operate between 1,500 and 3,000 slot machines, subject to future expansion of up to 2,000 additional slot machines upon certain conditions being met. As described below, a Conditional Category 1 Gaming License was ultimately approved in September 2006, shortly before we sold our ownership interest in The Meadows.

        In November 2005, we entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows Entities"), each wholly-owned subsidiaries through which we owned and operated The Meadows. In July 2006, we entered into an amended share purchase agreement, which modified the original agreement. As a result of regulatory requirements relating to the approval of the issuance of a gaming license by the Pennsylvania Gaming Control Board ("PGCB"), as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the original share purchase agreement, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the original share purchase agreement. The $225.0 million purchase price in the original share purchase agreement, which included a $39.0 million holdback note, was reduced to $200.0 million, with a $25.0 million holdback note, payable to us over a five-year period, subject to offset for certain indemnification obligations. In exchange for the shares of The Meadows Entities, we received two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). In September 2006, the PGCB granted approval to Washington Trotting Association, Inc. of a Conditional Category 1 Gaming License (the "Gaming License"). In November 2006, we completed The Meadows transaction and received payment of the First Note and received a $25.0 million holdback note. Payments under the holdback agreement will be deferred until the opening of the permanent casino at The Meadows. Pursuant to a racing services agreement entered into on July 26, 2006, we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree, for at least five years. Of the proceeds on the collection of the First Note, $111.8 million was used to pay the full amount of indebtedness outstanding under the bridge loan with MI Developments, $39.0 million was used to pay down our senior secured revolving bank credit facility, $2.0 million was used to pay down the loan from BE&K, Inc. ("BE&K"), the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project and $15.0 million was put into escrow with MI Developments to ensure adequate funding to fully repay the BE&K loan. For details on the accounting impact of this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Current Initiatives".

Thistledown

        Thistledown is located on approximately 128 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. There are approximately 3.0 million people living within a 40-mile radius of Thistledown.

        Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 156 racing days between April and November. Thistledown hosts the Summit, Thistledown, Randall and Cranwood meets. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio.

        Thistledown's handle was approximately $208.7 million in 2006, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Wagers on Thistledown's races (including all venues at which wagers were placed) totaled approximately $121.7 million in 2006. Of this amount, approximately $104.8 million in wagers were placed at other wagering venues to which we exported Thistledown's races via simulcast and through various account wagering operations. Thistledown exports its simulcast signal to as many as 700 off-track and inter-track wagering facilities in the United States. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

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

        In 2006, the racing schedule consisted of two meets totaling 118 days of live racing days, which included a 50 day quarter horse meet from mid-March through early June and a 68 day thoroughbred meet from early August through the end of November 2006. In 2007, Remington Park has been approved for 119 days of live racing, consisting of 50 days of quarter horse racing from mid-March through early June and a 69 day thoroughbred meet from early August through late November.

        Remington Park's handle was approximately $138.7 million in 2006, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated off-track betting facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $84.8 million in 2006. Of this amount, approximately $75.9 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 600 off-track and inter-track wagering facilities in the United States. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks across the country.

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

        Under legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the current maximum amount permitted by the legislation at Remington Park. See "Government Regulation — Alternative Gaming — Oklahoma" below. During 2006, the machines generated an average daily net win per unit of $235. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in each of 2008 and 2010. The gaming facility has significantly improved Remington Park's operating results and contributions to the horse racing industry through increased purses.

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

        Portland Meadows generated approximately $76.3 million in handle during the 2006 calendar year, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races and wagers on imported races at Portland Meadows and off-track betting facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $25.1 million in 2006. Of this amount, approximately $22.7 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. Portland Meadows exports its simulcast signal to approximately 175 off-track and inter-track wagering facilities in the United States. Throughout the year, Portland Meadows operates as a simulcast wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks.

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

        Great Lakes Downs' handle was approximately $57.2 million in 2006, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on imported races. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $45.6 million in 2006. Of this amount, approximately $43.2 million in wagers were placed at other wagering venues to which we exported Great Lakes Downs' races via simulcast and through various account wagering operations. Great Lakes Downs exports its simulcast signal to approximately 250 off-track and inter-track wagering facilities in the United States. Throughout the year, Great Lakes Downs operates as an inter-track wagering facility where customers can wager on races that are imported to Great Lakes Downs from other racetracks.

        Great Lakes Downs' facilities include a grandstand with seating for approximately 10,000 customers, a 5/8-mile dirt track, stalls for approximately 800 horses and parking facilities sufficient to accommodate approximately 3,200 cars.

        On August 24, 2004, we sold the real property and associated racetrack license of Great Lakes Downs to Richmond Racing Co., LLC for approximately $4.2 million. The consideration included cash of $0.2 million and the issuance of a 20-year promissory note with a principal amount of $4.0 million, which bears interest at 5% per annum. We also entered into a lease agreement with Richmond Racing, which gives us the conditional right to continue operating Great Lakes Downs and to conduct thoroughbred race meetings at the racetrack. The lease is for an initial term of five years with an option to renew the lease for up to three additional periods of five years each. We also have an option to repurchase the property and associated racetrack license of Great Lakes Downs from Richmond Racing in the event that state law in Michigan is amended to allow an entity to hold more than one racetrack license. On May 17, 2005, the Michigan Office of Racing Commission granted us the license for the Romulus track.

        In January 2007, we announced that the 2007 race meet will be the last meet that we will operate at Great Lakes Downs. The decision to cease operations was based on continuing and forcast operational losses at the racetrack. In order to give horsemen sufficient time to adjust, we have agreed to operate Great Lakes Downs through its 2007 meet. Should the regulatory environment become more conducive to horseracing in Michigan and permit racetrack operations to compete on a level playing field we would be prepared to reconsider this decision.

Magna Racino™

        Our newest racetrack, Magna Racino™, opened on April 4, 2004 and is situated on approximately 650 acres in Ebreichsdorf, just outside Vienna, Austria. There are approximately 2.5 million people living within a 30-mile radius of Magna Racino™.

        During 2006, Magna Racino™ was visited by over 130,000 guests on 40 race days between mid-March and November and 82 show days with national and international acts. Furthermore, it was ranked one of the top four sightseeing attractions of the region Lower Austria in 2006. For 2007, Magna Racino™ has been approved for 25 days of live racing between mid-March and November and 51 show days with national and international show acts like Vonda Shepard or the Shaolin Monks with their impressive martial arts show.

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

        Magna Racino's™ handle was approximately $4.4 million in 2006 including wagers made at Magna Racino™ on its races, wagers made at other wagering venues and through account wagering operations on Magna Racino™ races and wagers made at Magna Racino™ on imported races. Magna Racino™ exports its simulcast signal to various off-track and inter-track wagering facilities in Germany and Austria. Throughout the year, Magna Racino™ operates as an inter-track wagering facility on show days where customers can wager on races that are imported to Magna Racino™ from other racetracks around the world.

        On February 19, 2007, we announced that we recorded a non-cash impairment charge related to Magna Racino™, net of income taxes, of approximately $59.7 million ($0.56 per share) in the fourth quarter of 2006.

Training Centers

Palm Meadows®

        On October 18, 2000, we acquired 481 acres of land in Palm Beach County, Florida for a total purchase price of $22.9 million. The property is located approximately 40 miles north of Gulfstream Park. We have developed Palm Meadows®, a horse boarding and training center, which is operated in conjunction with

Gulfstream Park. On this land, we believe that Palm Meadows® will help us to continue to attract high-quality horses to Gulfstream Park. We believe that this in turn will allow us to increase both our number of live races and the total amount wagered on our races.

        The facility opened in November 2002 and currently includes a 1 1/8-mile dirt track, a one-mile turf course, stalls for up to 1,440 horses, administrative offices, dormitories, a viewing stand and a 60,000 square foot compost building. In November 2005, one of our subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida, entered into an agreement to sell the real property to Toll Bros, Inc., a Pennsylvania real estate development company for $51.0 million in cash. In April 2006, the agreement was terminated as certain aspects of the purchaser's development plan had faced opposition from within Palm Beach County.

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

PariMax

        In February 2006, our Board of Directors approved the formation of PariMax, a new company to oversee the development of our various electronic distribution platforms including MEC Global Wagering Solutions, XpressBet®, HRTV™, MagnaBet™, Racing US and AmTote. PariMax focuses on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide. For distribution partners, MEC Global Wagering Solutions provides simulcasting and wagering solutions both domestically and internationally. AmTote continues to provide a variety of wagering interfaces and connectivity products for racetracks, off-track betting facilities, and account wagering providers, both domestically and abroad. For consumers, XpressBet®, MagnaBet™ and Racing US are PariMax's account wagering platforms, which provide video streaming and wagering opportunities to an increasingly international customer base. Consumers are further served by PariMax supported television channels, including HRTV™ in the United States (a joint venture between MEC and Churchill Downs) and Racing World in the United Kingdom and Ireland (a joint venture between MEC, Churchill Downs, and Racing UK).

TrackNet Media

        TrackNet Media is the vehicle through which MEC and Churchill Downs horse racing content will be made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through MEC's and Churchill Downs' respective outlets. Under the reciprocal content swap agreement MEC and CDI will exchange their respective horse racing signals. Churchill Downs racing content will be available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet®, and, similarly, our racing content will be available for wagering through CDI tracks and off-track betting facilities and through a CDI-owned advance deposit wagering platform that is under development and is expected to launch later this year. For additional details on the formation and role of TrackNet Media see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

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

        Wagering through an XpressBet® account is permitted only after XpressBet® has verified the account holder's identity, address and age and the account has been funded. XpressBet® account holders can wager on over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai and Hong Kong. The XpressBet® service provides up-to-the-minute racing information, including live odds and results, race program information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for XpressBet® is the takeout on the handle wagered by its customers through advance deposit wagering accounts. The takeout revenue is reduced by host track fees, purse account funds, source market fees and other operating expenses. For the year ended December 31, 2006, total handle wagered through XpressBet® was approximately $150.1 million.

MagnaBet™

        MagnaBet™ offers advance deposit account wagering over the Internet and via mobile communications devices to customers in Austria, Germany and Spain. MagnaBet™ holds licenses issued by the provincial government of Lower Austria and the provincial government of Hanover, Germany, which allow it to accept and process pari-mutuel wagers. Customers deposit funds through credit cards, prepaid cards, bank transfers and internet-banking to fund their wagering accounts, and receive wagering instructions from these customers. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts. Customers of MagnaBet™ may place wagers through the Internet or mobile devices.

        We launched MagnaBet™ in Austria in September 2004, where its operations are located, in Germany in December 2004 and in Spain in April 2005. Wagering through a MagnaBet™ account is permitted only after

MagnaBet™ has verified the account holder's identity, address and age and the account has been funded. MagnaBet™ account holders can wager on thoroughbred and harness races at Magna Racino™, on races at Krieau and Baden, Austrian standardbred racetracks, and internationally on over 70 North American thoroughbred and standardbred racetracks, 35 German thoroughbred standardbred racetracks, 31 UK, 12 South African and 2 South American thoroughbred racetracks and the Singapore thoroughbred racetrack. The MagnaBet™ service provides up-to-the-minute racing information, including live odds and results, race program and past performance information, real-time audio and video streaming and an easy-to-use betting screen.

        On December 31, 2006 MagnaBet™ terminated its cooperation with PremiereWin, MEC's television partner in Germany and Austria.

        The primary source of revenue for MagnaBet™ is the takeout on the handle wagered by its customers through advance deposit accounts. The takeout revenue is reduced by host track fees, totalisator purse account funds, source market fees and other operating expenses. For the year ended December 31, 2006, total handle wagered through MagnaBet™ was approximately $25.4 million.

Television Distribution

        We believe that broad television distribution will help increase future interest in the sport of horse racing and attract additional wagering customers. In order to accomplish this goal, we have entered into a number of television distribution initiatives.

HorseRacing TV™

        HorseRacing TV™ is a television network focused on horse racing. HorseRacing TV™ carries horse racing from racetracks located throughout North America as well as commentary and related content, combined into a single signal produced by Santa Anita Park's award-winning television department. In January 2003, we launched HorseRacing TV™ on our first cable television system (Time Warner San Diego) and we have quickly grown the network's distribution to over 13 million cable and satellite subscribers nationally. HorseRacing TV™ has entered into a national distribution agreement with Dish Network™ (Echostar Communications Corp.) that makes HRTV™ available in all 50 U.S. states. Additionally, HorseRacing TV™ has entered into agreements with certain national/regional cable television operators, including Comcast, to make HorseRacing TV™ available via cable distribution in 18 states. HorseRacing TV™ is also available on RTN (see below).

        On March 5, 2007 we announced that Churchill Downs has purchased a 50% interest in HorseRacing TV™ in connection with a series of recently announced customer-focused agreements with Churchill Downs. While the sale of 50% of our interest in HRTV™ to Churchill Downs will result in operating costs savings, some of which may be reinvested to increase production values, the sale, coupled with the formation of TrackNet Media, will provide consumers access to a wider variety of content. See "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services" for further details on these customer-focused agreements.

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

RaceONTV™

        We provide broadcast and wagering services under the brand RaceONTV™ to off-track betting facilities and racetracks outside the United States, subject to legal and governmental restrictions. RaceONTV™ services include the supply of decoders to receive an encoded satellite channel featuring live horse racing, wagering terminals to allow pari-mutuel wagering, an internet-based customer service center for downloading racecard information and marketing materials as well as totalisator and wagering pool settlement services. RaceONTV™ launched in early 2004 and currently has customers in Austria.

        RaceONTV™'s primary source of revenues are the service fees it receives as a percentage of handle generated at its customers' physical locations and rent for decoders and wagering equipment and services. This is reduced by host track fees, totalisator service fees, costs for signal transmission and distribution and other operating expenses.

        Possible methods for potentially expanding the geographic scope of services provided by RaceONTV™ are currently under consideration.

Racing World

        In April 2006, we entered into a shareholders agreement with Churchill Downs and Racing UK, a media rights company and subscription television channel owned by thirty leading British racecourses, to establish Racing World Ltd., a company registered in England and Wales. Racing World is a distribution vehicle for account wagering rights and audio-visual signals in the United Kingdom and Ireland from MEC, CDI, and most other North American racetracks. Racing World operates a television channel which is available to customers who receive Sky satellite service and subscribe to the Setanta Sports Pack (of which Racing UK is also a member).

        Racing World has to date entered into definitive agreements with two account wagering providers to take wagers on the Racing World content in the U.K. and Ireland: RacingUS.com, an affiliate of XpressBet®, and Newcote Service Ltd, which is part of the Victor Chandler Group of Companies and owns www.vcbet.com.

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

Magna 5 Pick 5™

        In January 2004, we introduced a new Pick 5 wager, the Magna 5™, which offers a guaranteed $500,000 minimum pool every Saturday afternoon during selected periods each year. Sponsored by XpressBet®/HRTV™, the Magna 5™ features five races in the span of about one hour from premier tracks such as Santa Anita Park, Gulfstream Park, Golden Gate Fields and Laurel Park. While the Magna 5™ features races from our tracks, the national wager is offered at pari-mutuel outlets throughout the country. Over ten weeks, the Magna 5™ drew an average pool of $547,687, $567,835, and $545,275 in 2006, 2005 and 2004, respectively.

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

        California breds won four out of eight races when they competed head to head against Florida breds during the fifth edition of the Sunshine Millions® held on January 27, 2007. This event was covered on a national two hour NBC broadcast. Overnight ratings for the broadcast secured a three percent share of all televisions in use. All sources of handle for Gulfstream Park and Santa Anita Park, together with on-site handle, topped

$40 million for the 2007 edition of the Sunshine Millions®. Santa Anita reported that attendance on Saturday was 36,355, the highest in the five-year history of the Sunshine Millions, compared to 17,533 in 2005.

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

Dixon Downs Development

        On March 3, 2003, we filed an application for various local approvals with the City of Dixon, California relating to the phased development of a destination entertainment and retail complex. The centerpiece of the development would be a thoroughbred horse racing track to be constructed on a 260-acre site in Dixon's Northeast Quadrant, approximately 20 miles from Sacramento. Portions of the proposed site were purchased in 2001 and 2002. The Dixon City Council approved the project in October 2006, but opponents gathered sufficient signatures on petitions to force an election in which Dixon residents will vote on four measures aimed at overturning the City Council's various votes approving the project. The election is scheduled for April 17, 2007 and will affect our future plans for the property.

Michigan Racetrack Development

        On May 17, 2005, we were awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at a proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MI Developments Inc. purchased vacant land in Romulus, Michigan, which could have served as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MI Developments Inc. and one of its subsidiaries to acquire 100% of the shares of the MI Developments Inc. subsidiary that owns land in Romulus, Michigan, which option agreement was extended several times. On November 6, 2006, the option agreement was extended to December 15, 2006 and was amended to cover only a portion of the lands held by the MI Developments Inc.'s subsidiary, with the exercise price reduced accordingly. The option expired on December 15, 2006.

Recent Developments

        For a summary of certain transactions and other projects that were underway in 2006 in addition to the foregoing, please see "Management Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Current Initiatives".

Competition

        We face numerous sources of competition. We compete with other racetracks for customers both with respect to attendance at our racetracks and in the simulcast wagering markets. We also compete with other racetracks for horses, jockeys and backstretch personnel. Certain of our competitors operate in jurisdictions which permit alternative gaming at racetracks, which enhances their ability to compete for horsemen by offering larger purses and attracts additional potential customers to their facilities. One of our competitors, Churchill Downs Incorporated, has been in operation for a much longer period of time than we have and may have greater name recognition. We expect this competition from other racetracks to intensify as new gaming operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks.

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

        Gaming companies that operate on-line and offer internet-based wagering services often do not have the same level of overhead as we do as they do not have similar capital expenditure requirements, which often results in those companies being able to offer services at discount prices. In addition, while we are required to pay certain percentages of handle to local horsemen, state regulatory agencies and other possible entities in accordance with applicable U.S. federal and state law and horse industry regulations, off-shore on-line operators are often not required to pay such amounts to local horsemen, regulators or other entities, which means those operators are able to attract U.S. based customers by offering rebates traditional U.S. based operations, like ours, cannot afford to offer.

        As we continue to develop our account wagering operations, including telephone, Internet and interactive television wagering, we expect our competition with other account wagering operators to also increase. In addition, our ability to conduct account wagering on races from racetracks that we do not own is dependent on our ability to enter into agreements with those racetracks whereby we obtain account wagering rights. Certain racetracks, including those currently operated by the New York Racing Association, have entered into contracts with other account wagering operators, granting such operators exclusive rights to accept certain types of account wagering on their races. We may not be able to obtain access, on terms that are acceptable to us, to racing content from racetracks not owned by us for our account wagering operations as a result of these exclusive arrangements or otherwise.

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

        We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state or province where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Texas Racing Commission, the Maryland Racing Commission, the Virginia Racing Commission, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Office of the Racing Commissioner of the Michigan Department of Agriculture, the Pennsylvania State Harness Racing Commission, the Pennsylvania Gaming Control Board, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Oregon Racing Commission and the Government of the Province of Lower Austria. Please see our discussion of our wholly-owned subsidiary, XpressBet, Inc., for a list of the jurisdictions where it is licensed or has received regulatory approval to conduct interstate account wagering. With respect to our racetracks, licenses to conduct live horse racing and to participate in simulcast wagering are required, and there is no assurance that these licenses will be granted, renewed or maintained in good standing, as applicable.

        In California, the California Horse Racing Board ("CHRB") is responsible for regulating the form of wagering, the length and conduct of meets and the allocation and distribution of pari-mutuel wagers within the limits set by the California legislature. The CHRB has annually licensed one of our subsidiaries, Los Angeles Turf Club, Inc. as well as The Oak Tree Racing Association to conduct separate racing meets at Santa Anita Park. At present, the CHRB has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse racing is conducted at Los Alamitos Race Course in Southern California during portions of these meets. The CHRB also annually licenses the operations of Golden Gate Fields in respect of the two racing meets that it conducts each year. As with the Southern California market, the CHRB has not licensed other thoroughbred racetracks in Northern California to conduct racing during these meets. The CHRB also has licensed XpressBet, Inc., as an out-of-state account wagering hub, to place wagers on behalf of California residents as described more fully below. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the CHRB that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California as it is currently being conducted. In the first quarter of 2006, the CHRB passed a motion to require all California thoroughbred racetracks to install a synthetic racing surface, commonly referred to as "Polytrack", by the end of 2007 or face a loss of dates. We are currently evaluating the Polytrack surfaces and have commenced discussions with the CHRB about the timing of a resurfacing of Santa Anita and Golden Gate Fields but anticipate this regulatory requirement could have a material effect on the financial condition and operating results of our California operations.

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

        In Florida, the Division of Pari-Mutuel Wagering considers applications for annual licenses for thoroughbred, standardbred and quarter horse meetings with pari-mutuel wagering. Tax laws in Florida have historically discouraged the three Miami-area racetracks, Gulfstream Park, Hialeah Park (which no longer hosts live racing) and Calder Race Course, from applying for race days outside of their traditional racing season, so the race days for these Miami-area racetracks did not overlap. Effective July 1, 2001, a new tax structure eliminated this deterrent. While a revised tax structure has enabled Gulfstream Park to apply for and receive additional race days since 2002, the deregulation of the race day allocation process may, in the future, cause an overlap in racing seasons which could result in Gulfstream Park facing direct competition from other Miami-area racetracks. Gulfstream Park is currently in a dispute with the Division of Pari-Mutual Wagering over Gulfstream Park's ability to conduct simulcast wagering while it is not running its meet. In July 2004, a court ruling was made in Gulfstream Park's favor and found that Section 550.615(6) of the Florida Statutes, which prohibited such form of simulcasting, was unconstitutional and struck the statute down. In September 2005, the ruling was appealed and the appeal court affirmed the trial court ruling in favor of Gulfstream Park. Currently an injunction is in place which has prevented Gulfstream Park from conducting simulcast wagering since its meet ended in April 2006 and an appeal by the Division of Pari-Mutuel Wagering is with the Florida Supreme Court and it is expected that a decision is likely to be reached in 2007.

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

        In Michigan, the Office of Racing Commissioner approves annual licenses for thoroughbred, standardbred and mixed breed (quarter horse, paint horse, appaloosa and arabian) race meetings with pari-mutuel wagering. In 2004, the Office of Racing Commissioner issued a racetrack license to a party seeking to construct a thoroughbred racetrack east of Lansing, Michigan. To date, construction on that track has not begun. In addition, on May 17, 2005, the Office of Racing Commissioner issued a racetrack license to our wholly-owned subsidiary, Michigan Racing, Inc. for it to construct and conduct thoroughbred racing at a proposed racetrack to be located in Romulus, Michigan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Current Initiatives" for an update as to the status of that license. Other than the two recently licensed but not-yet-constructed racetracks described in the preceding sentences, there are currently no thoroughbred-exclusive racetracks in Michigan other than Great Lakes Downs. However, the Office of Racing Commissioner has licensed standardbred race meetings at four existing racetracks in Michigan and one mixed breed (thoroughbred, quarter horse, paint horse, appaloosa and Arabian) race meeting at existing racetrack in central Michigan.

        In Pennsylvania, the Pennsylvania State Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania State Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania State Harness Racing Commission nor the Pennsylvania State Horse Racing Commission has licensed any operators of horse racetracks, other than The Meadows, which we currently manage in the Pittsburgh area; however, on September 26, 2002, the Pennsylvania State Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows. Two parties applied for the sole remaining harness racetrack license available in Pennsylvania. While the Pennsylvania State Harness Commission denied each of these parties' application in the fall of 2005, each party has sought an appeal of these rulings. It is difficult to predict when either of these two appeals will be resolved. If either party ultimately receives the license, each of these parties' proposed sites are located within approximately sixty miles of The Meadows harness racetrack.

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

        In addition to conducting live horse racing with pari-mutuel wagering at our various tracks in the United States, we conduct telephone and Internet account wagering through our subsidiary, XpressBet, Inc., and the entities that hold the licenses to conduct horseracing and pari-mutuel wagering at The Meadows. XpressBet, Inc. currently holds a license to serve as a multi-jurisdictional account wagering hub by the Oregon Racing Commission which expires June 30, 2007. The Oregon license enables XpressBet, Inc. to open accounts and accept wagering instructions on behalf of U.S citizens in respect of horse and dog races and to open accounts and accept wagering instructions on behalf of non-U.S. citizens in respect of horse races. XpressBet, Inc. also holds account wagering licenses issued by the California Horse Racing Board, the Idaho Racing Commission, the Virginia Racing Commission and the Washington Horse Racing Commission. XpressBet, Inc. also has received regulatory approvals from the Massachusetts Racing Commission and the Maryland Racing Commission to open accounts and place wagers on behalf of residents from those states. The two entities that conduct horseracing and pari-mutuel wagering at The Meadows are entitled to serve as a Pennsylvania-based account wagering hub by virtue of their annual licenses to conduct standardbred racing and pari-mutuel wagering. XpressBet, Inc. has an agreement with the entities that conduct horseracing and pari-mutuel wagering at The Meadows to provide account wagering services to those entities' account holders and to conduct their respective account wagering operations under the trade name XpressBet®. In accordance with its multi-jurisdictional hub license from Oregon and, to the extent applicable, state-based requirements imposed by states where it is licensed or otherwise approved, XpressBet, Inc. opens wagering accounts on behalf of residents from various states and countries and processes wagering instructions from those account holders in respect of races conducted throughout the United States and in other countries.

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

        On September 30, 2006, President George W. Bush signed into law the Unlawful Internet Gambling Enforcement Act, which prohibits the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The new law contains an exemption for pari-mutuel wagers placed pursuant to the Federal Interstate Horseracing Act. It is unclear, however, whether and to what extent we will be able to utilize this exemption in respect to all of our account wagering operations as they are currently being conducted. The new law requires the U.S. Treasury Department, in consultation with the U.S. Federal Reserve Board and the U.S. Department of Justice, to promulgate regulations giving effect to Congress' intent under this new law on or before July 7, 2007. At this time it is difficult to predict whether or to what extent we may need to curtail any or all of our account wagering operations to comply with any restrictions imposed by such regulations or interpretations by U.S. Federal law enforcement authorities.

        In addition to placing account wagers on behalf of U.S. residents, we also place wagers on behalf of account holders who reside in countries other than the United States. In the case of foreign-based account wagers, we place them either through our Oregon-licensed XpressBet, Inc. subsidiary or through our Austrian — and

German-licensed MagnaBet™ account wagering service. Whether a wager is placed through XpressBet® or through MagnaBet™, we comply with the regulatory requirements imposed by each of the jurisdictions that have licensed us to accept wagers from non-U.S. residents. The laws regarding account wagering by residents of countries other than the United States vary from country to country, and we seek to understand and comply with those laws to the greatest extent possible. As with any issue that turns on the interpretation of legal requirements, it is possible that law enforcement authorities from these foreign jurisdictions may disagree with our interpretation of their laws in respect of account wagering and seek to challenge our ability to place account wagers on behalf of their residents. In certain cases, such challenges could have a material adverse effect on our business, financial conditions, operating results and prospects, including the licenses we hold to conduct horse racing and pari-mutuel wagering (including account wagering) in the U.S.

  Alternative Gaming

  Pennsylvania

        In Pennsylvania, the Pennsylvania State Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania State Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania State Harness Racing Commission nor the Pennsylvania State Horse Racing Commission has licensed any operators of horse racetracks, other than The Meadows, which we currently manage, in the Pittsburgh area; however, on September 26, 2002, the Pennsylvania State Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows. Two parties applied for the sole remaining harness racetrack license available in Pennsylvania. While the Pennsylvania State Harness Commission denied each of these parties' application in the fall of 2005, each party appealed these rulings. The Pennsylvania Supreme Court has agreed to hear appeals from both parties. It is difficult to predict when either of these two appeals will be resolved. If either party ultimately receives the license, each of these parties' proposed sites are located within approximately sixty miles of The Meadows harness racetrack.

  Oklahoma

        Under legislation approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park, our Oklahoma City racetrack, was permitted to operate 650 electronic gaming machines, subject to increases of an additional 50 machines in each of the third and fifth years after the issuance of the applicable license. The Oklahoma Horse Racing Commission was empowered under the legislation to oversee licensees' licenses and operations. The Commission promulgated temporary regulations regarding the licensure of electronic gaming operators and the operation of the electronic gaming machines, and subsequently adopted permanent regulations on June 25, 2006. On August 11, 2005, we received our license to operate 650 electronic gaming machines in 2005 and we opened for business on November 21, 2005. On November 16, 2006, we received our 2007 license.

  Florida

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. On March 9, 2005, voters in Broward County, where Gulfstream Park is located, approved the referendum by a majority vote. Subsequently, on December 8, 2005, the state legislature adopted legislation to allow for and govern the slot machine operators of Gulfstream Park and the three other qualifying Broward County pari-mutuel facilities. Under the terms of this legislation, Florida Statutes Chapter 551, Gulfstream Park and the three other pari-mutuel facilities in Broward County are permitted to operate up to 1,500 slot machines at each of their gaming facilities. The slot machine nonrefundable, annual license fee is $3.0 million and there is a required $250,000 annual minimum contributions to responsible gaming. We are permitted to offer gaming for a maximum of 16 hours per day, 365 days a year. The tax payable to the state is 50% of Gulfstream Park's gross gaming revenues. In addition, under the legislation, we are required to have written agreements with the Florida Horsemen's Benevolent and Protective Associations and the Florida Thoroughbred Breeders' Association, Inc. prior to the renewal of a gaming license. We currently have agreements with each of these parties. We have entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that County, that contains, among other things, provision for payment to the County of 1.5% of gross terminal revenues up to a level of $250.0 million of gross terminal revenues and 2.0% on gross terminal revenues in excess of $250.0 million. This agreement also provides for further payments of an additional 1.7% on the first $250 million of gross gaming revenues and 2.5% on gross terminal revenues in excess of $250.0 million to go into escrow or account for the relevant city, until Gulfstream Park reaches agreement with the city thereby replacing the escrow.

        The Legislation required the Division of Pari-Mutuel Wagering to promulgate regulations regarding the licensure and regulation of slot machine operators at the four qualifying pari-mutuel facilities in Broward County. The Division of Pari-Mutuel Wagering adopted rules on June 25, 2006. On October 13, 2006, we received a license to conduct slot machine gaming at Gulfstream Park. On November 16, 2006, we opened the Gulfstream Park Racing & Casino slots facility with 516 slot machines. We filed our renewal application for our gaming license on January 3, 2007.

        On December 22, 2006, we announced that we are proceeding with the design and construction of phase two of the slots facility located on the first floor of the existing Gulfstream Park clubhouse building, to include the installation of an additional 700 slot machines which will be operational in the first half of 2007.

  Austria

        Austrian law permits Glucks — und Unterhaltungsspiel Ebreichsdorf Betriebsges.m.bH, a division of Casinos Austria AG, to operate video lottery terminals at the Magna Racino™ under license and pursuant to the Games of Chance Act (Austria).

Our Real Estate Portfolio

        As of December 31, 2006, the aggregate net book values of our real estate properties are as follows:

($ millions)
Revenue-Producing Racing Real Estate	688.2
Excess Racing Real Estate	97.0
Development Real Estate	50.8
Revenue-Producing Non-Racing Real Estate	9.9
Non-Core Real Estate	—

Total	845.9

        Included in our Excess Racing Real Estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park (in respect of which we disposed of a portion of the excess land, a 64 acre parcel, subsequent to December 31, 2006), Pimlico Race Course and Magna Racino™. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing.

        Our Development Real Estate, which is largely undeveloped, includes: approximately 27 acres of land in Oberwaltersdorf, Austria, located approximately 20 miles south of Vienna, Austria; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 491 acres of land in Ocala, Florida; approximately 157 acres of land in Palm Beach County, Florida, adjacent to our training centre, which is currently under development for a residential community; and approximately 34 acres of land in Aurora, Ontario, Canada (of which all of our interests and rights were disposed of subsequent to December 31, 2006).

        Our revenue-producing non-racing real estate includes our European residential development.

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

        With respect to significant capital expenditures, the Water Quality Board Permit for the discharge of surface waste water at Santa Anita Park is currently being renewed. In order to renew the permit, Santa Anita Park will be required to perform certain remedial work to its existing barns and uncovered backstretch areas. Such remediation shall cost several million dollars over four years. The final estimate shall be contingent on finalizing a compliance plan with the local Water Board. Consideration is also being given to incorporate the need for environmental remediation with other capital improvements to the backstretch. No citations on violations are contemplated provided that Santa Anita Park proceeds with the remediation work.

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

Employees

        As of December 31, 2006, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

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

        If any of the following risks, or any of the risks described in the other documents we file with the SEC and Canadian securities regulatory authorities, actually occur or increase, our business, financial condition, operating results and prospects could be materially adversely affected. In that case, the trading price of the shares of our Class A Subordinate Voting Stock could decline substantially and investors may lose all or part of the value of the shares of our Class A Subordinate Voting Stock held by them.

Risks Regarding Our Company

        We have a history of net losses; we anticipate additional losses and may never become profitable.

        We have incurred net losses in each fiscal year since the year ended December 31, 2002. For our fiscal year ended December 31, 2006, we incurred a net loss of $87.4 million. As of December 31, 2006, our accumulated deficit was $396.3 million. We expect to continue to incur additional operating losses in the future and there is no assurance that we will be profitable in any future period.

        Our financial statements have been prepared on a going concern basis but there can be no assurance that we will be able to continue as a going concern.

        Our interim unaudited quarterly financial statements for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006 and our year ended December 31, 2006 financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Our financial statements do not give effect to any adjustments which would be necessary should MEC be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. Due to our recurring losses from operations, working capital deficiency and accumulated deficit as at December 31, 2006, there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain our obligations with regard to secured and unsecured creditors, none of which is assured. If we are unable to meet our on-going obligations, we may have to consolidate operations, reduce operating expenditures, sell assets, suspend marketing efforts or terminate our operations.

        We expect that during 2007 we will require additional financing to fund our current planned operations and the implementation of our strategic plan, but we may not be able to obtain such financing on satisfactory terms, if at all.

        We expect that during 2007, we will be required to seek additional debt and/or equity financing in order to fund our current planned operations and the implementation of our strategic plan, including capitalizing on future growth opportunities. We also intend to generate cash by selling some of our real estate holdings and other assets in order to fund our current planned operations and certain portions of our strategic plan. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our business, operations and financial condition may be materially adversely affected, including, among other things, our ability to add alternative gaming to our racetracks where permitted or improve or expand our operations as planned.

        We have already entered into numerous financing arrangements secured by significant portions of our assets, which would limit our ability to provide security for new loans. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data".

        Following the expiry of our existing financing arrangements, there can be no assurance that the amounts, terms and conditions involved in the renewal or extension of our existing financing arrangements will be favourable, or that we will be able to renew or extend any of these financing arrangements at all. In particular, our controlling shareholder, MI Developments Inc., has entered into financing arrangements with us in the past and there is no assurance that such arrangements will be continued or extended on favorable terms in the future. If we are unable to renew or extend our financing arrangements when due, on favourable terms, or at all, our business, operations and financial condition may be materially adversely affected.

        Our senior secured revolving credit facility imposes significant restrictions on us.

        Our senior revolving credit facility, which matures on March 30, 2007, requires us to maintain aggregate earnings before interest, taxes, depreciation and amortization from operations at Santa Anita Park and Golden Gate Fields, calculated on a rolling 12 month basis of not less than $15.0 million. This revolving credit facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and are guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. The credit agreement contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. At December 31, 2005, we were not in compliance with one of the financial covenants contained in the credit agreement. A waiver was obtained from the lender for the financial covenant breach at December 31, 2005. At December 31, 2006, we are in compliance with the financial covenant, which had been amended as described above. Failure to comply with these restrictions may result in the occurrence of an event of default under the senior, revolving credit facility and trigger a cross-default under certain of our other credit facilities. Upon the occurrence of an event of default, the lender may terminate the senior, revolving credit facility, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit outstanding under the facility, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

        Repayments under our Gulfstream Park Construction Loan and Remington Park Construction Loan impose limitations on the amount of funds available to grow those business.

        Each of our Gulfstream Park Construction Loan, which matures in 2016, and Remington Park Construction Loan, which matures in 2015, require that repayment of interest on the amounts outstanding commence on January 1, 2007. These interest payments will limit the amount of funds available to invest back into these properties. In addition, each of these loans provide that certain cash from the respective operations of Gulfstream Park and Remington Park must be used to pay deferred interest on the loans. This requirement will further limit the funds available to grow our business.

        Our operating income includes gains from the sale of real estate, which sales may soon cease, causing our future operating income and cash flow to decrease.

        We generated earnings before income taxes of approximately $0 in the year ended December 31, 2006 $0, $9.6 million, $0 and $2.2 million, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, from non-core real estate sales. Although we may realize some gains from sales of our surplus real estate, we expect those gains to eventually be reduced to zero as the balance of our surplus real estate portfolio is sold. As a result, our short-term and annual operating income and cash flow may be adversely affected by decreases in real estate sales. If we do not replace these gains or offset these decreases with additional operating income and cash flow from our racetrack operations and other sources, our future operating income and cash flow will decline.

        Our business is heavily concentrated at certain of our racetracks.

        Six of our racetracks, Santa Anita Park, Laurel Park, Pimlico Race Course, Gulfstream Park, Lone Star Park and Golden Gate Fields accounted for approximately 66.8% of our revenue for the year ended December 31, 2006. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could adversely affect our operating results. Additionally, certain of our other racetrack properties have experienced operating losses before interest, income taxes, depreciation and amortization over the past three years. The operating performance of these racetracks may not improve in the future.

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

        Our relationship with MI Developments Inc. is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor (and in the risks described below in "— Risks Relating to Our Securities"), Sales or a spin-off or other distribution of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain of our other significant stockholders under our registration statements could depress our stock price"), two members of our board of directors are also members of MI Development Inc.'s board of directors, including our chairman and vice-chairman, each of whom hold the same position with MI Developments Inc. In some cases, the interests of MI Developments Inc. may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. MI Developments Inc. is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and MI Developments Inc. may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised.

        We may not be able to attract or retain the personnel necessary to achieve our business objectives.

        Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel. The loss of key managers could have a material adverse effect on our business, results of operations and financial condition.

        Although a prospectus supplement related to a given offering of securities may describe the proposed use of proceeds of such offering, our management may have broad discretion over the use of proceeds from any offering of securities described in such prospectus supplement, and may spend the proceeds in ways with which you do not agree.

        Our management may retain broad discretion as to the use of proceeds from any offering of securities described in any prospectus or any prospectus supplement. Accordingly, you may not have an opportunity to evaluate the specific uses of those proceeds and you may not agree with those uses. Our failure to use the proceeds effectively could have an adverse effect on our business, financial condition, operating results and prospects.

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

        Three jurisdictions currently allow alternative gaming to be conducted at racetracks or other facilities owned and/or operated by MEC: Florida, Oklahoma and Pennsylvania, and one jurisdiction, Oregon, permits a limited number of video lottery terminal machines to be operated at our racetrack and our network of off-track betting centers, as well as bars and taverns located throughout the state. We are pursuing legislation similar to that which exists in Florida, Oklahoma, or Pennsylvania in other U.S. states where certain of our racetracks are located. There can be no assurance, however, that alternative gaming at racetracks will become permitted in those states.

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

        The regulatory risks and uncertainties that are inherent in the conduct of alternative gaming also apply in other jurisdictions outside the United States. The Magna Racino™, located approximately 20 miles south of Vienna, Austria, serves as landlord to video lottery terminal operations conducted by a licensed casino operator. Under that arrangement, the racetrack retains 50% of the gross profit (excluding certain costs). This arrangement has an indefinite term (with a minimum 5 year term ending in September 2009) and is terminable by either party on 12 months prior notice. There can be no assurance as to how long this arrangement will continue, and if it does, whether the terms will remain the same.

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

        Gaming companies that operate on-line and offer internet-based wagering services may materially adversely affect our operating results.

        Gaming companies that operate on-line and offer internet-based wagering services often do not have the same level of overhead as we do as they do not have similar capital expenditure requirements, which often results in those companies being able to offer services at discount prices. In addition, unlike traditional operations, like ours, these off-shore online operators often do not pay certain percentages of handle to local horsemen, state regulatory agencies and other possible entities in accordance with applicable U.S. federal and state law and horse industry regulations, which means those operators are able to attract U.S. based customers that might otherwise use our services by offering rebates we cannot afford to offer.

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

        A potential change in California state legislation may adversely affect our ability to provide advance deposit wagering services to customers in that state.

        Current California state legislation which expressly permits our subsidiary XpressBet, Inc. to seek and receive a license to provide advance deposit wagering services to customers in that state is due to expire at the end of 2007. It is unclear at this point whether this advance deposit wagering enabling legislation will be extended, or replaced by similar enabling legislation. As a result, it is not certain that XpressBet, Inc. will be able to provide ADW services to California residents beyond 2007, either at all or on terms and conditions similar to those that currently apply. It is also unclear whether, in the absence of this legislation being renewed in some form, the California Attorney General will take the position that the absence of such enabling legislation makes the provision of advance deposit wagering services to residents of that state illegal. It is difficult at this time, therefore, to determine whether and to what extent XpressBet, Inc. will be permitted to provide advance deposit wagering services to California residents beyond 2007. If advance deposit wagering enabling legislation is not enacted this year, continuing to provide advance deposit wagering services to California residents beyond 2007 in the absence of enabling legislation may mean we would be exposed to significant risk of fines and other penalties if the state Attorney General later determines such activity to be illegal.

        Any future expansion of our pari-mutuel and gaming operations will likely require us to obtain additional governmental approvals or, in some cases, amendments to current laws governing such activities.

        The high degree of regulation in the pari-mutuel and gaming industry is a significant obstacle to our growth strategy, especially with respect to alternative gaming at racetracks and account wagering, including telephone, interactive television and Internet-based wagering. Currently, non-pari-mutuel gaming is only offered at three U.S. racetracks we own, Remington Park, Gulfstream Park and Portland Meadows, at which we offer a limited number of video lottery terminal machines. Non-pari-mutuel gaming is also offered at The Meadows, a U.S. racetrack that we operate.

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

        On September 30, 2006, President George W. Bush signed into law the Unlawful Internet Gambling Enforcement Act, which prohibits the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The new law contains an exemption which, at the very least, permits such funding for pari-mutuel account wagering conducted in compliance with the "Interstate Horseracing Act." It is unclear at this time, however, how U.S. law enforcement authorities, including the U.S. Department of Justice, will interpret the application of this new law. Furthermore, the Unlawful Internet Gambling Enforcement Act, requires the U.S. Treasury Department, in consultation with the U.S. Federal Reserve Board and the U.S. Department of Justice, to promulgate regulations giving effect to Congress' intent under this new law on or before July 7, 2007. Because of these two facts, it is unclear at this time whether or to what extent we may need to curtail "our account wagering operations" to comply with any restrictions imposed by such regulations or interpretations by U.S. Federal law enforcement authorities. If such restrictions are imposed, they could have a materially adverse impact on our account wagering business which, in turn could have a materially adverse impact on our business, financial condition, operating results and financial performance. Since the passage of the federal Unlawful Gambling Enforcement Act in the United States, it is unclear just how federal and/or state prosecutors will address wagers that involve parties from outside the United States. If this new act is interpreted as prohibiting international wagers, it will have a material adverse effect on our business, financial condition, operating results and financial performance.

        Even before the passage of the Unlawful Internet Gambling Enforcement Act, certain financial institutions have begun to block the use of credit cards issued by them for Internet gambling, either voluntarily or as part of a settlement with the office of the Attorney General for New York. Legislation or actions of this nature, if enacted or implemented without providing for a meaningful exception to allow account wagering to be conducted as it is currently being conducted by the U.S. horse racing industry, could inhibit account wagering by restricting or prohibiting its use altogether or, at a minimum, by restricting or prohibiting the use of credit cards and other commonly used financial instruments to fund wagering accounts. If enacted or implemented, these or any other forms of legislation or practices restricting account wagering could cause our business and its growth to suffer.

        The U.S. Federal Government's response to a recent ruling by the World Trade Organization on the U.S.'s Internet gambling policy could adversely affect our financial performance.

        In the spring of 2005, the World Trade Organization Appellate Body ruled that a claim from the island country of Antigua regarding U.S. Federal policy on international gambling may have merit due to an apparent inconsistency in how the U.S. treats interstate pari-mutuel wagers under the Interstate Horseracing Act and all other sports wagers, both on an interstate and international basis. The WTO Appellate Body ruled that the Interstate Horseracing Act raised questions regarding whether the U.S. has taken a consistently negative position regarding Internet wagering across state and international boundaries. As a part of its ruling, the WTO Appellate Body ordered the U.S. to clarify its position on interstate pari-mutuel wagering on or before April 3, 2006. The Federal government elected to file no response, preferring to rely, instead on its historical position that interstate account wagering violates the U.S. Federal Wire Act. To the extent Federal authorities are successful in any effort to prosecute account wagering operators based in the United States or that take wagers from United States residents, it will have a material adverse effect on our revenues, business, financial condition, operating results and financial performance. Alternatively, if, as a result of the U.S.'s position, offshore wagering is permitted into the United States, that also could have a material adverse effect on our revenues and financial performance.

        Uncertainty as to the effect of Congress' attempt to eliminate the federal income tax withholding requirement on winning wagers by foreign nationals could subject us to tax liability.

        In October 2004, a bill was enacted to enable U.S. pari-mutuel wagering operators to accept wagers from foreign nationals located in foreign countries into their pari-mutuel pools. The previous law required U.S. pari-mutuel wagering operators to withhold federal income tax on any winning wagers placed by foreign nationals located in foreign countries. Any failure to withhold income tax from these wagers made the payer entity liable. We believe that the new law reflects Congress' intent to eliminate the tax withholding requirement from winning pari-mutuel wagers placed by foreign nationals located in foreign countries. In the absence of specific rules expressing how this new law is to be interpreted, however, there is a risk that the law will be interpreted differently from Congress' apparent intent, thus imposing an obligation on tracks to continue withholding federal income tax from winning wagers by foreign nationals located in foreign countries. This uncertainty could expose us to tax liability if it is determined that our method for accepting foreign wagers into our pools is incorrect. Any resulting tax liability imposed on us could have a material adverse impact on our revenues and financial performance.

        We may not be able to continue to operate our slot facility at Gulfstream Park in the long term if the constitutional amendment adopting the slots initiative is determined to be invalid.

        We have proceeded with the development of the slot facility at Gulfstream Park despite an early August 2006 decision rendered by the Florida District Court of Appeals that reversed a lower court decision granting summary judgment in favour of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The First District Court of Appeals ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a re-hearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the early August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. As of March 8, 2006 the Florida Supreme Court had not confirmed whether it will hear the matter. We believe that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect and, accordingly, are proceeding with the slots facility development. In the event the November 2004 election results are ultimately held to be invalid, we could experience a material adverse impact on our Florida operations.

        Ongoing litigation and changes in the real estate option concerning our proposed facility in Romulus, Michigan, could threaten the license issued for that facility or cause us to expend greater sums to defend or maintain it, as the case may be.

        On May 17, 2005, the Michigan Office of Racing Commissioner awarded a racetrack license to our subsidiary, Michigan Racing, Inc., that would allow us to construct and operate a thoroughbred racetrack in Romulus, Michigan. An appeal to this award was filed by a competing applicant who proposed an alternative site in the Detroit metropolitan area. The court hearing the appeal effectively terminated the matter by requesting the Michigan Office of Racing Commissioner to supplement her May 17, 2005 order with additional findings. The Racing Commissioner issued her additional findings in December, 2006, from which the original appealing party has sought a further appeal. If this later appeal succeeds in reversing or negating the license awarded to us, we could face either substantial losses associated with the unsuccessful efforts to secure and maintain this license or additional costs associated with re-establishing our right to receive this license. In addition, as our option to acquire 100% of the shares of the MI Developments Inc. subsidiary that owns the Romulus lands expired December 15, 2006, after having been extended several times, we could lose our Michigan license. See "Our Properties — Great Lakes Downs" and "Michigan Racetrack Development".

        We may not be able to install synthetic racing surfaces at our California tracks on the timeline set out by the California Horse Racing Board (CHRB).

        In February 2006, the CHRB passed a motion which would require all thoroughbred racetracks in California to install synthetic racing surfaces by the end of 2007 or lose race dates. We have selected a synthetic racing surface to be installed at our Golden Gate Fields racetrack where construction is scheduled to begin in May 2007 and we are currently evaluating the options available at Santa Anita Park, with it being our intention to have a synthetic surface installed for the Oak Tree meeting scheduled to open September 26, 2007. In the event synthetic surface installations experience delays, it is possible that this could put our 2008 racing meets at Golden Gate Fields and Santa Anita in jeopardy and this would have a material adverse effect on our financial conditions and operating results.

        We face significant competition from other racetrack operators, including those in states where more extensive gaming options are authorized, which could hurt our operating results.

        We face significant competition in each of the jurisdictions in which we operate racetracks and we expect this competition to intensify as new racetrack operators enter our markets and existing competitors expand their operations and consolidate management of multiple racetracks. In addition, the introduction of legislation enabling slot machines or video lottery terminals to be installed at racetracks in certain states allows those racetracks to increase their purses and compete more effectively with us for horse owners, trainers and customers. One of our competitors, Churchill Downs, has been in operation for a much longer period of time than we have and may have greater name recognition. Competition from existing racetrack operators, as well as the addition of new competitors, may have a material adverse effect on our future performance and operating results.

        Competition from non-racetrack gaming operators may reduce the amount wagered at our facilities and materially adversely affect our operating results.

        We compete for customers with casinos, sports wagering services and other non-racetrack gaming operators, including government-sponsored lotteries, which benefit from numerous distribution channels, including supermarkets and convenience stores, as well as from frequent and extensive advertising campaigns. We do not enjoy the same access to the gaming public or possess the advertising resources that are available to government sponsored lotteries as well as some of our other non-racetrack competitors, which may adversely affect our ability to compete effectively with them.

        We currently face significant competition from Internet and other forms of account wagering, which may reduce our profitability.

        Internet and other account wagering gaming services allow their customers to wager on a wide variety of sporting events and casino games from home. Christiansen Capital Advisors LLC estimated global consumer spending on Internet gaming in 2004 at $8.2 billion and in the United States alone this spending amounted to

$4.2 billion in 2004. Although many on-line wagering services are operating from offshore locations in violation of U.S. law by accepting wagers from U.S. residents, they may divert wagering dollars from legitimate wagering venues such as our racetracks and account wagering operations. Moreover, our racetrack operations generally require greater ongoing capital expenditures in order to expand our business than the capital expenditures required by Internet and other account wagering gaming operators. Currently, we cannot offer the diverse gaming options provided by many Internet and other account wagering gaming operators and may face significantly greater costs in operating our business. Our inability to compete successfully with these operators could be materially adverse to our business. It is anticipated that the passage of the Unlawful Internet Gambling Funding Prohibition Act will reduce the amount of competition from non-pari-mutuel account wagering operations, however, it is unclear at this time whether this new law will indeed curtail this type of wagering activity.

        In addition, the market for account wagering is affected by changing technology. Our ability to anticipate such changes and to develop and introduce new and enhanced services on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers.

        It is not certain that TrackNet Media will exist beyond the intial five year term provided for in the limited liability company agreement under which it was formed.

        The TrackNet Media limited liability agreement provides for an initial five year term. Although that agreement contemplates that it may be extended, such an extension would only occur if both MEC and Churchill Downs decide to do so. As Churchill Downs is a competitor in the horseracing industry, there is a possibility that one or both of the parties may decide not to continue with the joint venture arrangement, in which case there may be considerable effort and cost expended to unwind the joint venture. Also, if the joint venture does not continue past the end of the initial term, we may lose access to Churchill Downs racing content.

        TrackNet Media may not be able to enter into agreements with additional content owners.

        In the event, the main competitor of HRTV™, TVG, is able to sign other horseracing content owners to exclusive agreements, as has been their past business practice, those content owners will not be able to make available their content to TrackNet Media, and HRTV™, respectively, which will in turn negatively impact our ability to attract additional customers.

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

        Several Native American groups in Florida have previously expressed interest in opening or expanding existing casinos in southern Florida, which could compete with Gulfstream Park and reduce its profitability. For example, the Seminole Tribe of Florida has partnered with Hard Rock International to open hotel and casino operations in Tampa and Hollywood, Florida.

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

        In general, the pari-mutuel wagering industry is adversely affected by negative information that can erode bettor confidence. Any investigation (whether or not charges are ultimately laid) or any materially negative information arising out of an investigation by the FBI or any other federal, state or industry regulatory body, including, without limitation, any negative information concerning the internal controls and security of totalisator systems related to pari-mutuel wagering activities, may materially reduce the amount wagered on horse racing. Such a reduction would likely negatively impact the revenue and earnings of companies engaged in the horse racing industry, including us.

        Improper conduct concerns can also lead to the imposition of additional controls, which may in some cases negatively impact our business and results from operations. For example, several persons were convicted of fraudulent conduct in connection with certain Pick 6 wagers made on the 2002 Breeders' Cup hosted by Arlington Park in Chicago, Illinois. As a result of the Pick 6 controversy, the horse racing industry focused on another area of bettor concern, late odds changes, which sometimes occur as odds updates in the totalisator system cause significant changes in the odds after a race has commenced. We have expended considerable resources in connection with our role with various industry groups that are focused on making technological improvements in an effort to, among other things, reduce late odds shifts and provide additional controls.

        Also, in January 2005, the FBI announced indictments against 17 individuals alleged to have been engaged in money laundering, tax evasion and an illegal gambling conspiracy, in each case arising out of incidents connected with the horseracing industry. Certain of the alleged criminal acts are purported to have occurred through the facilities of certain rebate wagering operations, known as "rebate shops", that commingle significant amounts of wagers into wager pools hosted by U.S. racetrack operators, including MEC. One of the indictments arose out of an alleged scheme of doping horses to enhance performance. None of the indictments accused any rebate shops or U.S. racetrack operators of wrongdoing, however, the full impact of this controversy on bettor confidence is unclear.

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

        Unfavourable weather conditions may result in a reduction in the number of races we hold.

        Since horse racing is conducted outdoors, unfavourable weather conditions, including extremely high or low temperatures, excessive precipitation, storms or hurricanes, may cause races to be cancelled or may reduce attendance and wagering. Since a substantial portion of our operating expenses is fixed, a reduction in the number of races held or the number of horses racing due to unfavourable weather would reduce our revenues and cause our business to suffer.

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

        Horse population is a factor in a racetrack's profitability because it generally affects the average number of horses (i.e., the average "field size") that run in races. Larger field sizes generally mean increased wagering and higher wagering revenues due to a number of factors, including the availability of exotic bets (such as "exacta" and "trifecta" wagers). Various factors have led to both short-term and long-term declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases, such as the Mare Reproductive Loss Syndrome, which can cause large numbers of mares to sustain late term abortions or embryonic loss, the neurologic form of Equine Herpes Virus-l and Strangles, which is a disease of the respiratory system caused by the organism Streptococcus equi. If any of our tracks are faced with a sustained outbreak of a contagious equine disease, or if we are unable to attract horse owners to stable and race their horses at our tracks by offering a competitive environment, including improved facilities, well-maintained racetracks, better living conditions for backstretch personnel involved in the care and training of horses stabled at our tracks, and a competitive purse structure, our profitability could decrease. In addition to equine specific maladies, in the event other serious diseases present themselves and pose a serious threat to the horse population and/or people working in our operations, which are labor intensive in a number of cases, we may be required to cease operations at affected locations until such time as the threat has passed, in which case our operations would likely be negatively impacted.

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

        As of December 31, 2006, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

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

        Gulfstream Park is located in Aventura, Florida, just inland from the Atlantic Ocean. The new construction at Gulfstream Park has been built to withstand severe winds but significant flooding resulting from a hurricane or other tropical storm could result in significant damage to the facility. If the facility sustained serious damage, the operations and results would be negatively impacted.

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

        We have completed the redevelopment of the racing surfaces, the grandstand and the backstretch facilities at Gulfstream Park in Florida. We have also completed the redevelopment of the dirt racing surfaces and the turf track at Laurel Park. These redevelopments resulted in write-downs in 2004 of $26.3 million and $0.4 million, respectively. The redevelopment at Gulfstream Park resulted in a racing meet using temporary facilities for 2005 and the re-opening of Laurel Park for its 2004 — 2005 meet was delayed due to construction delays, which also resulted in a loss of a number of racing days. Additional construction and remodelling has taken place at Gulfstream Park in respect of the November 16, 2006 opening of a slots facility with 516 slot machines and the expected addition, in the first half of 2007, of an additional 700 slot machines. Also, in October 2006, we announced our decision to install a new synthetic racing surface at Golden Gate Fields, as is required by a California Horse Racing Board mandate that, effective January 1, 2008, thoroughbred facing facilities in California must install a polymer type racing surface. Construction is expected to commence in May 2007. The California mandate also applies to Santa Anita Park. In February 2007, we indicated our intention to have a synthetic surface installed at Santa Anita Park for the Oak Tree meeting scheduled to open September 26, 2007.

        We may not be able to complete expansion or redevelopment projects successfully and on time, which would materially adversely affect our growth and our operating results.

        We intend to further develop our racetracks and expand our gaming activities. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labour, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Gulfstream Park was forced to run its 2005 meet from temporary facilities which reduced total on-track wagering at Gulfstream Park and attendance in 2005. In addition, we encountered delays in the rebuilding of the racetrack surfaces at Laurel Park, which resulted in a late re-opening of Laurel Park for its 2004 — 2005 meet and a loss of certain race dates. Even if completed in a timely manner, our expansion projects may not be successful, which would affect our growth and could have a material adverse effect on our future profitability. If the installation of additional slot machines at Gulfstream Park encounters any significant delay, the results of operations may be materially adversely affected.

        We face strict environmental regulation and may be subject to liability for environmental damage, which could materially adversely affect our financial results.

        We are subject to a wide range of requirements under environmental laws and regulations relating to waste water discharge, waste management and storage of hazardous substances. Compliance with environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. For example, the Water Quality Board Permit issued in November 2006 for the discharge of surface waste water at Santa Anita Park will require certain remedial work to its existing barns and uncovered backstretch areas. Such remediation shall cost several million dollars over four years. The final estimate shall be contingent on finalizing a compliance plan with the local Water Board. No citations on violations are contemplated, provided that Santa Anita Park proceeds with the remediation work.

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

        We may not be able to sell or otherwise monetize some of our excess racing real estate and revenue-producing non-racing real estate when we need to or at the price we want, which may materially adversely affect our financial condition.

        At times, it may be difficult for us to dispose of or otherwise monetize some of our excess racing real estate and revenue-producing non-racing real estate. The costs of holding real estate may be high and we may be faced with ongoing expenditures with little prospect of earning revenue on our excess racing real estate properties. If we have inadequate cash reserves or credit facilities, we may have to dispose of properties at prices that are substantially below the prices we desire, and in some cases, below the prices we originally paid for the properties, which may materially adversely affect our financial condition and our growth plans.

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

Risks Relating to Our Securities

  NASDAQ Delisting

        Should our Class A Subordinate Voting Stock be delisted by NASDAQ for any reason, there could be a material adverse effect on the liquidity of the shares of Class A Subordinate Voting Stock.

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

  •
  sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares. We have an effective shelf registration statement outstanding that permits us to sell up to $300 million of certain types of debt and/or equity securities. As of March 8, 2007, we have not sold any securities registered under this shelf registration statement;

  •
  on February 21, 2007, we announced that we have filed a shelf registration statement on Form S-3 (the "U.S. Registration Statement") with the United States Securities and Exchange Commission (the "SEC") and a preliminary short form base shelf prospectus (the "Canadian Prospectus") with the securities commissions in each of the Provinces of Canada (collectively, the "Canadian Securities Commissions"). If the U.S. Registration Statement is declared effective by the SEC and the Canadian Prospectus receives a final receipt by the Canadian Securities Commissions, MEC will be able to offer and sell up to U.S. $500 million of its equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings. The terms of any such future offerings would be established at the time of such offering. The U.S. Registration Statement and Canadian Prospectus are intended to give MEC the flexibility to take advantage of financing opportunities when and if deemed appropriate by MEC. As of March 8, 2007 the U.S. Registration Statement has not yet become effective, and the Canadian Prospectus has not yet received a final receipt. Securities may not be sold nor may offers to buy be accepted prior to the time the U.S. Registration Statement becomes effective and the final Canadian Prospectus is receipted, nor may sales be effected in the absence of a prospectus supplement setting forth the terms and conditions of any specific offering of securities;

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

        We may issue our Class A Subordinate Voting Stock as full or partial consideration in connection with future acquisitions or efforts to raise funds to finance operations. To the extent that we do so, the percentage of our common equity and voting stock that our existing stockholders own will decrease and, particularly if such acquisitions or operations do not contribute proportionately to our profitability, the trading price of our shares may also decrease.

        Sales or a spin-off or other distribution of our Class A Subordinate Voting Stock by MI Developments Inc. or by certain of our other significant stockholders under our registration statements could depress our stock price.

        As of March 8, 2007, MI Developments Inc. owned, directly or indirectly, 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). In addition, we have an effective registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. A total of 4,793,043 shares were initially registered pursuant to that registration statement. In December 2002, we issued $75.0 million aggregate principal amount of our 7 1/4% convertible Subordinated Notes due December 15, 2009 that are currently convertible into 8,823,529 shares of our Class A Subordinate Voting Stock (subject to certain potential adjustments). In June 2003, we issued $150.0 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010 that are convertible into 21,276,595 shares of our Class A Subordinate Voting Stock. We have effective registration statements filed with the SEC covering all such shares of our Class A Subordinate Voting Stock issuable upon the conversion of such notes. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, either by MI Developments Inc. or upon conversion of our Convertible Notes could depress the prevailing market price of our Class A Subordinate Voting Stock.

        We have no current plans to pay dividends and may never pay dividends.

        We have not paid any dividends to date on our Class A Subordinate Voting Stock and we do not anticipate declaring or paying cash dividends until we generate after-tax profits, if ever. See "Dividends and Dividend Policy" below.

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

        In August 2006 a decision was rendered by the Florida District Court of Appeals that reversed a lower court decision granting summary judgment in favour of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The First District Court of Appeals ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a re-hearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the early August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. As of March 8, 2006 the Florida Supreme Court had not confirmed whether it will hear the matter. We believe that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect and, accordingly, are proceeding with the slots facility development.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Report.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

        Our Class A Subordinate Voting Stock is listed and traded on the Nasdaq National Market ("Nasdaq") and the Toronto Stock Exchange ("TSX") under the symbols "MECA" and "MEC.A", respectively. Class A Subordinate Voting Stock commenced trading on Nasdaq on February 23, 2000 and closed at a price of $3.06 per share, and on the TSX on February 23, 2000 where it closed at a price of Cdn. $4.60 per share. The following table sets forth for the calendar periods indicated the high and low sale prices per share of the Class A Subordinate Voting Stock as reported by Nasdaq and the TSX.

	Nasdaq		TSX
	High	Low	High	Low
2005:
First Quarter	$7.12	$5.35	Cdn. $8.75	Cdn. $6.51
Second Quarter	$6.36	$4.85	Cdn. $7.80	Cdn. $6.06
Third Quarter	$7.19	$5.52	Cdn. $8.56	Cdn. $6.78
Fourth Quarter	$7.91	$5.86	Cdn. $9.25	Cdn. $7.04
2006:
First Quarter	$7.55	$6.21	Cdn. $8.64	Cdn. $7.13
Second Quarter	$6.89	$4.85	Cdn. $8.00	Cdn. $5.25
Third Quarter	$5.84	$3.75	Cdn. $6.50	Cdn. $4.20
Fourth Quarter	$5.58	$4.21	Cdn. $6.30	Cdn. $4.71
2007:
First Quarter (through March 8, 2007)	$4.57	$3.39	Cdn. $5.68	Cdn. $4.02

        On March 8, 2007, the last sale price of the Class A Subordinate Voting Stock as reported by Nasdaq was $3.54 and by the TSX was Cdn. $4.18.

        Our Class B Stock is unlisted and not actively traded.

        The number of security holders of record as of March 8, 2007 was as follows: Class A Subordinate Voting Stock: 592; Class B Stock: two.

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6. Selected Financial Data

        The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 2002 (as filed with our Annual Report for the fiscal year ended December 31, 2002), December 31, 2003 (as filed with our Annual Report for the year ended December 31, 2003), December 31, 2004 (as filed with our Annual Report for the year ended December 31, 2004), December 31, 2005 (as filed with our Annual Report for the year ended December 31, 2005) and December 31, 2006 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

	Years Ended December 31,
Income Statement Data(1):
	2002	2003	2004	2005	2006
	(U.S. dollars in thousands, except per share figures)
Racing and Gaming Revenues	$522,562	$664,828	$662,456	$599,785	$697,193
Real Estate and Other Revenues	14,403	6,206	20,937	4,643	4,946

Total Revenues	$536,965	$671,034	$683,393	$604,428	$702,139

Racing and Gaming Costs and Expenses	$500,874	$648,372	$673,832	$622,938	$708,907
Real Estate and Other Costs and Expenses	12,655	9,781	13,247	4,867	4,030
Pre-development, pre-opening and other	2,299	8,767	20,508	11,882	14,159
Depreciation and amortization	20,653	28,497	33,662	36,240	43,902
Write-down of long-lived and intangible assets	17,493	134,856	26,685	—	88,627
Write-down of excess real estate	5,823	—	—	—	—
Equity loss (income)	—	(161)	(635)	(1,122)	493
Gain on sale of intangible assets related to The Meadows	—	—	—	—	(126,374)
Interest expense, net	670	12,174	21,950	32,826	60,702

Loss from continuing operations before income taxes	$(23,502)	$(171,252)	$(105,856)	$(103,203)	$(92,307)
Income tax benefit	(8,632)	(64,058)	(4,939)	(1,239)	(7,124)

Net loss from continuing operations	$(14,870)	$(107,194)	$(100,917)	$(101,964)	$(85,183)
Net income (loss) from discontinued operations	475	2,097	5,281	(3,329)	(2,168)

Net loss	$(14,395)	$(105,097)	$(95,636)	$(105,293)	$(87,351)

Earnings (loss) per share for Class A Subordinate Voting Stock, Class B Stock and Exchangeable Share:
Basic and Diluted
Continuing operations	$(0.15)	$(1.00)	$(0.94)	$(0.95)	$(0.79)
Discontinued operations	0.01	0.02	0.05	(0.03)	(0.02)

Loss per share	$(0.14)	$(0.98)	$(0.89)	$(0.98)	$(0.81)

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year (in thousands):
Basic and Diluted	100,674	107,143	107,323	107,356	107,461

	Years Ended December 31,
Other Data(2):
	2002	2003	2004	2005	2006
EBITDA(3)	$(2,179)	$(130,581)	$(50,244)	$(34,137)	$12,297
Capital expenditures(4)	89,287	100,507	135,905	149,170	89,448
Cash provided from (used for)
Operating activities	17,595	7,406	(56,507)	(57,598)	(61,642)
Investing activities	(216,825)	(107,528)	(118,706)	(144,700)	87,527
Financing activities	249,145	102,669	95,533	143,888	(51,306)
	At December 31,
Balance Sheet Data(1)(2):
	2002	2003	2004	2005	2006
Cash and cash equivalents	$87,635	$95,602	$60,005	$50,882	$58,291
Real estate properties and fixed assets,
net	681,755	771,608	860,214	962,652	939,035
Total assets	1,256,805	1,322,940	1,403,353	1,414,644	1,246,885
Total debt(5)	254,527	362,539	462,178	606,820	587,923
Shareholders' equity	720,902	657,054	578,680	459,594	400,618

(1)
We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

(2)
Represents financial information from continuing operations only.

(3)
"EBITDA" is not intended to represent cash flows or results of operations in accordance with U.S. GAAP. EBITDA may not be comparable to similarly titled amounts reported by other companies. See "GAAP and Non-GAAP Financial Measures" below for a cautionary disclosure and the reconciliation of EBITDA to our consolidated financial statements.

(4)
Capital expenditures include both maintenance and strategic capital expenditures less the cost of real estate acquired.

(5)
Total debt includes bank indebtedness, long-term debt, amounts due to parent and convertible subordinated notes.

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

        The following table reconciles our non-GAAP financial measures to the accompanying financial statements:

Reconciliation of Non-GAAP to GAAP Financial Measures

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(U.S. dollars in thousands) (unaudited)
Earnings (Loss) Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")
Loss before income taxes from continuing operations	$(23,502)	$(171,252)	$(105,856)	$(103,203)	$(92,307)
Interest expense, net	670	12,174	21,950	32,826	60,702
Depreciation and amortization	20,653	28,497	33,662	36,240	43,902

EBITDA from continuing operations	$(2,179)	$(130,581)	$(50,244)	$(34,137)	$12,297

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2006.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eight thoroughbred racetracks, one standardbred (harness racing) racetrack, two racetracks that run both thoroughbred and quarterhorse meets and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Three of our racetracks, Gulfstream Park, Remington Park and Magna Racino™, include casino operations with alternative gaming machines. In addition, we operate off-track betting ("OTB") facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai, and a European account wagering service known as MagnaBet™. Pursuant to a joint venture with Churchill Downs Incorporated ("CDI"), we also own a 50% interest in HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 13 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. In April 2006, we entered into an agreement with CDI and Racing UK Limited ("Racing UK") to partner in a subscription television channel called "Racing World" that broadcasts races from the Company's and CDI's racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. We also own AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego,

California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        At December 31, 2006, in addition to our racetracks, our real estate portfolio included three residential developments in various stages of development in Austria, the United States and Canada. All of our interests and rights in the Canadian residential development were disposed of subsequent to December 31, 2006. We may sell our residential developments and other real estate in order to generate additional capital for our racing and gaming business. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks.

        The amounts described below are based on our consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Recent Developments and Current Initiatives

        On March 4, 2007, we entered into a series of customer-focused agreements with CDI in order to enhance wagering integrity and security, to own and operate HRTV™, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group ("TrackNet Media"), the finalization of a reciprocal content swap agreement and the purchase by CDI from MEC of a 50% interest in HRTV™. TrackNet Media is the vehicle through which MEC and CDI horse racing content will be made available to third parties, including racetracks, off-track betting ("OTB") facilities, casinos and advance deposit wagering ("ADW") companies. TrackNet Media will also purchase horse racing content from third parties to be made available through CDI's and MEC's respective outlets. Under the reciprocal content swap agreement MEC and CDI will exchange their respective horse racing signals. CDI racing content will be available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our ADW platform, XpressBet® and, similarly, our racing content will be available for wagering through CDI tracks and OTBs and through a CDI-owned ADW platform that is under development and is expected to launch later this year. Both CDI and MEC intend to work to offer as much of their respective live export simulcast content as possible on HRTV™ and will actively explore how the television medium can be used to more effectively serve horse racing customers. HRTV will seek additional content providers who wish to televise their horse racing content alongside the CDI and MEC content.

        On February 27, 2007, we announced the appointment of Michael Neuman to our Board of Directors and as Chief Executive Officer. Mr. Neuman succeeds Mr. Frank Stronach, our Chairman, who has been our Interim Chief Executive Officer since March 2006. We also announced the appointment to our Board of Directors of Charlie J. Williams, a new independent director who also agreed to serve as a member of our audit committee.

        On February 21, 2007, we filed a shelf registration statement on Form S-3 (the "U.S. Registration Statement") with the United States Securities and Exchange Commission (the "SEC") and a preliminary short form base shelf prospectus (the "Canadian Prospectus") with the securities commissions in each of the Provinces in Canada (collectively, the "Canadian Securities Commissions"). After the U.S. Registration Statement is declared effective by the SEC and the Canadian Prospectus receives a final receipt by the Canadian Securities Commissions, we will be able to offer to sell up to $500.0 million of our equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings. The U.S. Registration Statement and Canadian Prospectus are intended to give us the flexibility to take advantage of financing opportunities when and if deemed appropriate.

        On February 7, 2007, our parent company, MI Developments Inc. ("MID"), acquired all of our interests and rights in two non-core real estate properties, a 34 acre parcel of residential development land in Aurora, Ontario, Canada and a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of Cdn. $12.0 million (U.S. $10.1 million) and $20.0 million, respectively. The proceeds from these transactions were used to pay down debt. As part of these transactions, we were also granted a profit participation right in respect of each property under which we are entitled to receive 15% of net proceeds from any sale or development of the property after MID achieves a 15% internal rate of return. We recognized an impairment loss on the residential development land in Aurora, Ontario, Canada in the year ended

December 31, 2006 of $1.3 million (Cdn. $1.5 million) equal to the excess of our carrying value of the property over its fair value determined by this transaction.

        On November 9, 2005, we entered into a share purchase agreement with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows Entities"), each wholly-owned subsidiaries through which we owned and operated The Meadows, a standardbred racetrack in Pennsylvania. On July 26, 2006, we entered into an amended share purchase agreement, which modified the original agreement. As a result of regulatory requirements relating to the approval of the issuance of a gaming license by the Pennsylvania Gaming Control Board ("PGCB"), as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the original share purchase agreement, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the original share purchase agreement. The $225.0 million purchase price in the original share purchase agreement, which included a $39.0 million holdback note, was reduced to $200.0 million, with a $25.0 million holdback note, payable to us over a five-year period, subject to offset for certain indemnification obligations. In exchange for the shares of The Meadows Entities, we received two notes representing the purchase price in the amounts of $175.0 million (the "First Note") and $25.0 million (the "Second Note"). On September 27, 2006, the PGCB granted approval to Washington Trotting Association, Inc. of a Conditional Category 1 Gaming License (the "Gaming License"). On November 14, 2006, we completed The Meadows transaction and received payment of the First Note and received a $25.0 million holdback note. Payments under the holdback agreement will be deferred until the opening of the permanent casino at The Meadows. Pursuant to a racing services agreement entered into on July 26, 2006, we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree, for at least five years. Of the proceeds on the collection of the First Note, $111.8 million was used to pay the full amount of indebtedness outstanding under the bridge loan with MID, $39.0 million was used to pay down our senior secured revolving bank credit facility, $2.0 million was used to pay down the loan from BE&K, Inc. ("BE&K"), the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project and $15.0 million was put into escrow with MID to ensure adequate funding to fully repay the BE&K loan. This transaction established fair values of the assets of The Meadows and accordingly, we performed impairment testing of these assets as of the date immediately prior to completion of the transaction. Based on this analysis, we recognized a non-cash impairment loss of $11.2 million related to the long-lived assets and a gain of $126.4 million related to the disposition of the intangible assets, representing the racing/gaming license. Based on the terms of various agreements to the transaction, for accounting purposes, The Meadows real estate properties and fixed assets were not accounted for as a sale and leaseback, but rather using the financing method under U.S. GAAP as a result of continuing interest in the transaction. Accordingly, for accounting purposes, $12.8 million of the proceeds have been deferred and recorded as a long-term liability on the consolidated balance sheet at December 31, 2006. The deferred proceeds will be recognized over the five-year term of the racing services agreement and/or at the point when the sale leaseback subsequently qualifies for sales recognition. Given the indemnification obligations and other terms contained in the holdback agreement, the Second Note will be recognized in the financial statements upon the settlement of the indemnification obligations and as payments are received.

        On November 16, 2006, we opened the Gulfstream Park Racing & Casino slots facility. The new casino facility currently offers guests access to 516 slot machines, as well as poker. We have commenced phase two of the slots facility and plan to have an additional 700 slot machines installed and operational in the first half of 2007. Under the existing slots legislation, a qualifying facility is entitled to offer up to 1,500 Class III slot machines, subject to a state tax rate of 50% on gross gaming revenues ("GGR"). All proceeds from that tax will be used to supplement Florida education. Each facility is also subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility's GGR not exceeding $250.0 million and 4.5% of that facility's GGR in excess of $250.0 million. After negotiating with the Florida Horsemen's Benevolent and Protective Association ("FHBPA") during the first half of 2006 to secure a purse agreement, on August 9, 2006, we reached an agreement with the FHBPA, which entitles the horsemen to purse contributions equal to 7.5% of GGR on the first 500 gaming machines installed at Gulfstream Park. As additional machines are installed, the percentage of GGR will decline. Once 1,500 gaming machines are installed, purse contributions will be equal to 6.75% of GGR less than $200.0 million and 12.6% of GGR in excess of $200.0 million. Funding for the two phases of the slots facility is being provided by two tranches of debt under the existing Gulfstream Park construction financing arrangement with MID. We have proceeded with the development of the slots facility at Gulfstream Park despite an August 2006 decision rendered by the Florida District Court of Appeals First District that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. As of March 8, 2007, the Florida Supreme Court had not confirmed whether it will hear the matter. We believe that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect and accordingly, we are proceeding with the slots facility development.

        After repaying $39.0 million on our senior secured revolving bank credit facility using proceeds on the collection of the First Note on The Meadows transaction, on December 22, 2006, we amended and extended this bank credit facility. The facility's maturity date was extended to March 30, 2007, the maximum permitted borrowings for general corporate purposes under this facility was increased by $15.0 million resulting in an aggregate commitment of $40.0 million under the credit facility and the applicable interest rate was increased. Certain financial performance covenants were also revised in this amendment.

        On November 1, 2006, one of our wholly-owned subsidiaries sold its interest in the entity that owns and operates the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna International Inc. for a sale value of Euros 30.0 million (U.S. $38.3 million). We received cash proceeds of Euros 13.2 million (U.S. $16.9 million), net of transaction costs, and Euros 16.8 million (U.S. $21.4 million) of debt, including accrued interest, was assumed by the purchaser. The proceeds were used for general corporate purposes both in Austria and North America. We recognized a gain of approximately $20.9 million, net of tax, which was recorded as a contribution to equity given the sale to a related party. A subsidiary of MID received a fee of $0.2 million from us (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan facility with MID.

        In October 2003, we signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc., ("Forest City") and various MEC affiliates, anticipating the development of a portion of the Gulfstream Park racetrack property. Forest City paid $2.0 million to MEC in consideration for their right to work exclusively with MEC on this project. This deposit is included in "other accrued liabilities" on our consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". On November 15, 2006, we received approval from the City of Hallandale Beach, Florida for the development of The Village at Gulfstream Park™, with a planned spring 2007 groundbreaking for Phase 1 of the 60 acre, master planned lifestyle destination. The Village at Gulfstream Park™, to be built around our Gulfstream Park racetrack, will offer world class shops, destination retailers, signature restaurants, unique entertainment options and an appealing residential live/work environment. The first phase is expected to include 375,000 square feet of lifestyle retail, featuring 70 upscale shops and 70,000 square feet of office space. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. We are obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to December 31, 2006, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at December 31, 2006, approximately $13.9 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

        In April 2004, we signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliated and certain of our subsidiaries to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, we agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into operating agreements. As at December 31, 2006, we have expended approximately $6.3 million on this initiative, of which $4.2 million was paid during 2006. These amounts have been recorded in "real estate properties, net" on our consolidated balance sheets. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to December 31, 2006, no such payments have been made. On September 28, 2006, certain of our affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces.

        On August 25, 2006, one of our wholly-owned subsidiaries sold the Magna Golf Club located in Aurora, Ontario, Canada to Magna International Inc. for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs. We recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of our carrying value of the assets disposed over their fair values at the date of disposition. Of the sale proceeds, Cdn. $32.6 million (U.S. $29.3 million) was used to pay all amounts owing under certain loan agreements with Bank Austria Creditanstalt AG related to the Magna Golf Club and the remainder was used for general corporate purposes. A subsidiary of MID also received a fee of Cdn. $0.2 million (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan agreement with a subsidiary of MID.

        On August 16, 2006, along with CDI, we joined the Empire Racing team ("Empire") that is bidding to operate New York State's thoroughbred racetracks including Saratoga, Belmont and Aqueduct. Empire is a group of New York horsemen and breeders seeking to revitalize racing in New York by securing the exclusive right to operate the three New York thoroughbred racetracks. An application was submitted on August 29, 2006 by Empire to acquire ownership of the New York Racing Association franchise upon its expiry at the end of 2007. On November 21, 2006, the Ad Hoc Committee on the Future of Racing recommended that Excelsior Racing Associates be granted the franchise to operate the racetracks and on February 21, 2007 the Committee released its final report. Recently, New York State's new governor decided to create a panel to evaluate groups interested in taking over the franchise. It is expected that the creation of the panel will lead to the consideration of additional parties. During the year ended December 31, 2006, we paid $0.3 million to join Empire and have one seat on Empire's 15-member board of directors.

        On July 26, 2006, the existing project financing facility with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park was amended by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. On December 22, 2006, a new tranche of debt of $21.5 million, plus lender costs and capitalized interest, was added to the existing Gulfstream Park facility to fund the design and construction of phase two of the slots facility, including the related capital expenditures, start-up costs and the acquisition and installation of an additional 700 slot machines.

        Also, on July 26, 2006, MEC Maryland Investments Inc., one of our wholly-owned subsidiaries, acquired the remaining 70% equity interest of AmTote for a total cash purchase price of $9.3 million, including transaction costs of $0.1 million, net of cash acquired of $5.5 million. The purchase was financed through an amendment to our senior secured revolving credit facility and completed our full ownership of AmTote under terms of a stockholders' agreement executed when we acquired our initial 30% equity interest in AmTote.

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

        In late February 2006, we announced the formation of PariMax Inc., a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™, MagnaBet™ and AmTote. PariMax will focus on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines to meet the needs of both distribution partners and end consumers worldwide.

        On November 21, 2005, we opened a gaming facility with 650 electronic gaming machines at Remington Park, our Oklahoma City racetrack. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in each of 2008 and 2010. Since its opening, the gaming facility has significantly improved Remington Park's operating results and has contributed to the horse racing industry through increased purses.

        On July 22, 2005, we announced that our Board of Directors approved a Recapitalization Plan intended to recapitalize our balance sheet through the sale of certain non-strategic assets and possibly equity, with proceeds realized from those asset sales being applied to reduce debt. To date, we have completed sales of non-strategic assets that have generated aggregate consideration of approximately $400.0 million. These transactions include the sale of Flamboro Downs, a harness track in Canada and management control over the Colonial Downs racetrack in Virginia, both of which were sold in 2005 for gross proceeds of approximately $76.0 million, the sale of a Non-Core Real Estate property located in the United States to a related party for net cash proceeds of approximately $5.6 million in March 2006, the sale of a restaurant and related real estate in the United States for proceeds of approximately $2.0 million in May 2006, the sale of the Magna Golf Club in Canada for consideration of approximately $46.4 million in August 2006, the sale of the Fontana Golf Club in Austria for a sale value of approximately $38.3 million and the sale of The Meadows to Millennium-Oaktree, for consideration of $200.0 million (comprised of $175.0 million in cash and the $25.0 million holdback note), both in November 2006, and most recently we disposed of all of our interests and rights in two non-core real estate properties for proceeds of approximately $30.1 million in February 2007.

        Initiatives related to the passage of legislation permitting alternative gaming at racetracks, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming, are underway in a number of states in which we operate. The passage of such legislation can be a long and uncertain process. In addition, should alternative gaming legislation be enacted in any jurisdiction in which we operate, there are a number of factors which will determine the viability and profitability of such an operation at our racetracks. These factors include, without limitation, the income or revenue sharing terms contained in the legislation and applicable licenses, the conditions governing the operation of the gaming facility, the number, size and location of the competitor sites which are also licensed to offer alternative gaming, the availability of financing on acceptable terms and the provisions of any ongoing agreements with the parties from whom we purchased the racetrack in question.

        The redevelopment of Gulfstream Park, which commenced in 2004, was completed in 2006. The project included significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also included the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. The capital budget for the redevelopment of Gulfstream Park was $176.5 million. The project is financed through a $115.0 million Gulfstream Park project financing facility from MID, a loan of up to $16.6 million from BE&K and from our general corporate funds. Since the project included the demolition of a substantial portion of the existing buildings and related structures, temporary facilities were erected to house the 2005 race meet and best efforts were made to minimize the disruption to the live racing operations; however, as with any disruption to the racing operations during a race meet, revenues and earnings generated during the 2005 race meet were negatively impacted. Although racing and patron areas were sufficiently complete to open the 2006 live race meet, construction continued through the race meet and best efforts were made to complete the facility and minimize interference with the race meet. However, as a result of on-going construction, revenues and earnings generated during the 2006 race meet were also negatively impacted.

        On May 17, 2005, one of our wholly-owned subsidiaries was awarded a license to construct and operate a horse racetrack in the Greater Detroit area. The license is subject to a number of conditions, including among others, the commencement of construction of a racetrack at a proposed site no later than September 1, 2007 and the commencement of live racing no later than October 1, 2009. The proposed site for the new racetrack is in the City of Romulus, Michigan on a property which is situated less than two miles from the Detroit Metropolitan Airport and less than 25 miles from the center of the business districts of both Detroit and Ann Arbor. In October 2003, a subsidiary of MID purchased vacant land in Romulus, Michigan, which could have served as the site of the proposed racetrack. In September 2004, one of our subsidiaries entered into an option agreement with MID and one of its subsidiaries to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan for $33.5 million, which option agreement was extended several times until November 6, 2006. On November 6, 2006, the option agreement was extended to December 15, 2006 and was amended to cover only a portion of the lands held by the MID subsidiary, with the exercise price reduced accordingly to approximately $19.9 million. The option agreement expired on December 15, 2006 and accordingly, we have expensed approximately $3.0 million of costs incurred with respect to the horse racetrack license. On January 18, 2007, we announced that the 2007 race meet will be the last meet that will be held under our ownership at Great Lakes Downs, our thoroughbred racetrack located in Muskegon, Michigan. The decision to cease operations was based on continuing and forecasted operational losses at the racetrack.

        On March 28, 2006, The Maryland Jockey Club entered into a memorandum of understanding, with an effective date of April 9, 2006 (the "Cross-Breed Agreement"), with Cloverleaf Enterprises, Inc., the owner of Rosecroft Raceway, a standardbred track located in Prince George's County, Maryland. The Cross-Breed Agreement replaced a previous agreement (the "Maryland Operating Agreement"), which was effective as of June 9, 2004 and expired on April 30, 2005, however, both parties continued to informally operate under its terms until April 9, 2006. Under the 15-year Cross-Breed Agreement, the parties agree to conduct cross-breed simulcasting at The Maryland Jockey Club locations and at Rosecroft Raceway, to operate the existing OTB facilities, to develop new OTB facilities within the state of Maryland and to allocate any future legislative authorized purse subsidies. The Cross-Breed Agreement has reduced The Maryland Jockey Club's revenues by approximately $1.4 million and earnings before income taxes by approximately $0.7 million in 2006 compared to 2005 and $1.7 million and $0.8 million, respectively, when compared to 2004.

        We are exploring the possibility of the future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, on vacant land that we own in Dixon, California. The Dixon City Council approved the project in October 2006, but opponents gathered sufficient signatures on petitions to force an election in which Dixon residents will vote on four measures aimed at overturning the City Council's various votes approving the project. The election is scheduled for April 17, 2007 and will affect our future plans for the property.

Our Operations

        Our revenues are derived primarily from our racing and gaming operations. Selected information about our racing and gaming operations is set forth below:

			Year ended December 31, 2006
Track/Operation	Date Acquired	Local Market Population(1)	Racing Season	Live Racing Days	Total Handle(2)		Revenue(2)(3)
		(in millions)			(in millions)		(in millions)
Santa Anita Park — Los Angeles	Dec. 1998	10.9	Jan. 1 to Apr. 23 and Dec. 26 to 31	86	$1,069.0		$145.5
			The Oak Tree Meet Sep. 27 to Oct. 29	26	216.2	(4)
Gulfstream Park — Miami	Sep. 1999	4.3	Jan. 4 to Apr. 23	87	800.7		88.4
Laurel Park — Baltimore	Nov. 2002	6.6	Jan. 1 to Apr. 15 and Sep. 8 to Dec. 31	152	570.0		60.5
Golden Gate Fields — San Francisco	Dec. 1999	5.2	Feb. 8 to May 7 and Aug. 24 to Oct. 15	106	442.1		58.5
Pimlico Race Course — Baltimore	Nov. 2002	5.2	Apr. 22 to Jun. 10	31	313.9		56.0
Lone Star Park — Dallas	Oct. 2002	5.1	Apr. 13 to Jul. 23 and Oct. 6 to Dec. 2	97	302.7		60.3
The Meadows — Pittsburgh	Apr. 2001	2.8	All year	208	230.3		38.6
Thistledown — Cleveland	Nov. 1999	3.0	Apr. 14 to Nov. 27	156	208.7		29.2
XpressBet® — National	Apr. 2001	N/A	All year	N/A	150.1		30.7
Remington Park — Oklahoma City	Nov. 1999	1.1	Mar. 10 to Jun. 4 and Aug. 4 to Nov. 28	118	138.7		78.2
Portland Meadows — Portland	Jul. 2001	2.0	Jan. 1 to May 7 and Oct. 22 to Dec. 31	86	76.3		15.3
Great Lakes Downs — Muskegon, Michigan	Feb. 2000	1.2	May 6 to Oct. 31	101	57.2		5.8
MagnaBet™	Apr. 2004	N/A	All year	N/A	25.4		5.5
Magna Racino™ — Ebreichsdorf, Austria	Apr. 2004	2.5	Mar. 13 to Nov. 20	40	4.4		9.2

Total							$681.7

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

(3)
Revenue excludes our AmTote operations, our training centers, HRTV™ and our straw-based horse bedding production facilities in Europe and North Carolina.

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

        We derive our pari-mutuel wagering revenues from the following primary sources:

  •
  Wagers placed at our racetracks or our OTB facilities on live racing conducted at our racetracks;

  •
  Wagers placed at our racetracks' simulcast wagering venues or our OTB facilities on races imported from other racetracks;

  •
  Wagers placed at other locations (i.e. other racetracks, OTB facilities or casinos) on live racing signals exported by our racetracks; and

  •
  Wagers placed by telephone or over the Internet by customers enrolled in XpressBet® or MagnaBet™, our account wagering platforms.

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

        We also generate gaming revenues from our Remington Park and Gulfstream Park gaming operations. Gaming revenues represent the net win earned on slot wagers. Net win is the difference between wagers placed and winning payouts to patrons.

        We also generate non-wagering revenues which include totalisator equipment sales and service revenues from AmTote earned in the provision of totalisator services to racetracks, food and beverage sales, program sales, admissions, parking, sponsorship, rental fees and other revenues.

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

        Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Largest Racetracks
Santa Anita Park(1)	86	85	84
Gulfstream Park	87	86	91
Golden Gate Fields	106	96	105
Bay Meadows(2)	—	—	104
Laurel Park(3)	152	135	58
Lone Star Park	97	100	81
Pimlico Race Course(3)	31	59	137

	559	561	660

Other Racetracks(4)
The Meadows	208	206	206
Thistledown	156	185	183
Remington Park	118	98	93
Portland Meadows	86	70	78
Great Lakes Downs	101	100	118
Magna Racino™	40	45	50

	709	704	728

Total	1,268	1,265	1,388

(1)
Excludes The Oak Tree Meet which consisted of 26 days in 2006, 31 days in 2005 and 26 days in 2004.

(2)
The lease on the Bay Meadows site expired December 31, 2004.

(3)
Laurel Park and Pimlico Race Course constitute The Maryland Jockey Club.

(4)
Flamboro Downs had 203 live race days in 2005 to the date of its sale on October 19, 2005, compared to 258 live race days in the full year 2004. The results of Flamboro Downs in 2004 and 2005 have been reported as discontinued operations in our consolidated financial statements.

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

        Our operating costs principally include salaries and benefits, the cost of providing totalisator services and manufacturing totalisator equipment, utilities, the cost of food and beverages sold, racetrack repairs and maintenance expenses, sales and marketing expenses, rent, printing costs, property taxes, license fees and insurance premiums.

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

Real Estate and Other Operations

        Our real estate and other revenues represent revenues earned from our European residential development. This segment excludes the operations and results of the Magna Golf Club and Fontana Golf Club, which were sold in August and November 2006, respectively, as these are reported as discontinued operations.

        We characterize our real estate as follows:

        Revenue-Producing Racing Real Estate

  •
  real estate at our racetracks used in our racing operations;

        Excess Racing Real Estate

  •
  excess real estate at our racetracks that we are considering developing with strategic partners or otherwise;

        Development Real Estate

  •
  real estate not at our racetracks that is under development, or that we are holding for development, either as a racetrack or other project;

        Revenue-Producing Non-Racing Real Estate

  •
  developed real estate not at our racetracks that is currently generating revenue for us; and

        Non-Core Real Estate

  •
  real estate that is available for sale.

        As of December 31, 2006, the aggregate net book values of our real estate properties are as follows:

$ millions
Revenue-Producing Racing Real Estate	688.2
Excess Racing Real Estate	97.0
Development Real Estate	50.8
Revenue-Producing Non-Racing Real Estate	9.9
Non-Core Real Estate	—

845.9

        Included in our Excess Racing Real Estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park (in respect of which we disposed of a portion of the excess land, a 64 acre parcel, subsequent to December 31, 2006), Pimlico Race Course and Magna Racino™. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who could be expected to provide the necessary financing.

        Our Development Real Estate, which is largely undeveloped, includes approximately 27 acres of land in Oberwaltersdorf, Austria, located approximately 20 miles south of Vienna, Austria; approximately 800 acres of land in upstate New York; approximately 260 acres of land in Dixon, California, located approximately 20 miles southwest of Sacramento; approximately 491 acres of land in Ocala, Florida; approximately 157 acres of land in Palm Beach County, Florida, adjacent to our training center, which is currently under development for a residential community; and approximately 34 acres of land in Aurora, Ontario, Canada (of which all of our interests and rights were disposed of subsequent to December 31, 2006).

        Our Revenue-Producing Non-Racing Real Estate includes our European residential development.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates that affect: the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable and prudent in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, we evaluate our estimates. However, actual results could differ from those estimates under different assumptions or conditions.

        Our significant accounting policies are included in Note 2 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Intangible and Long-Lived Assets

        Our most significant intangible assets are racing licenses which represent the value attributed to licenses to conduct race meets acquired through our acquisition of racetracks. In accordance with Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", intangibles are evaluated for impairment on an annual basis or when impairment indicators are present. Racing license impairment is assessed based on a comparison of the fair value of an individual reporting unit's racing license to its carrying value. An impairment write-down to fair value would occur if estimated discounted cash flows from operations, less charges for contributory assets assumed to be owned by third parties is less than the carrying value of the racing license.

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

        We believe the accounting estimates related to intangibles and long-lived asset impairment assessments are "critical accounting estimates" because they are subject to significant measurement uncertainty and are susceptible to change as management is required to make forward-looking assumptions regarding cash flows and business operations. Any resulting impairment loss could have a material impact on our consolidated operating results and on the amount of assets reported on our consolidated balance sheets.

Future Income Tax Assets

        At December 31, 2006, we recorded future tax assets (net of related valuation allowances) in respect of loss carryforwards and other deductible temporary differences. We evaluate quarterly the realizability of our future tax assets by assessing our valuation allowance and by adjusting the allowance as necessary. The assessment considers forecasts of future taxable income and tax planning strategies that could be implemented to realize the future tax assets. Should operations not yield future taxable income or if tax planning strategies could not be implemented, then there could be a material impact on our consolidated tax expense or recovery and on the amount of future tax assets reported on our consolidated balance sheets.

Stock-Based Compensation

        Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified-prospective method. Under the modified-

prospective method, compensation expense recognized includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Revenue Recognition

        A significant component of our revenues is generated from our racing and gaming operations. Revenues generated from horse racing are recorded on a daily basis and are recognized gross of purses, stakes and awards as well as pari-mutuel wagering taxes. Gaming revenues represent the net win earned on slots wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. Non-wagering revenues include totalisator equipment sales and service revenues from AmTote earned in the provision of totalisator services to racetracks, food and beverage sales, program sales, admissions, parking, sponsorship, rental fees and other revenues. Revenues derived principally from totalisator equipment sales are recognized upon shipment or acceptance of the equipment by the customer depending on the terms of the underlying contracts. Revenues generated from service contracts in the provision of totalisator services are recognized when earned based on the terms of the service contract. Revenues from food and beverage and program sales are recorded at the time of sale. Revenues from admissions and parking are recorded on a daily basis, except for seasonal amounts which are recorded ratably over the racing season. Revenues from sponsorship and rental fees are recorded ratably over the terms of the respective agreements or when the related event occurs. Revenues from the sale of residential development inventory are recognized when title passes to the purchaser and collection is reasonably assured.

Employee Defined Benefit and Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of a defined benefit postretirement plan as an asset or liability on the consolidated balance sheet with a corresponding adjustment to accumulated comprehensive income (loss), net of tax, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The adjustment to accumulated comprehensive income (loss) upon adoption represents the net unrecognized actuarial gain or loss determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), which was previously netted against the plan's funded status pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated comprehensive income (loss) upon adoption of SFAS 158.

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

Off-Balance Sheet Arrangements

        At December 31, 2006, we do not have any material off-balance sheet arrangements that have not been disclosed in either our consolidated financial statements or in this Report.

Related Party Transactions

        Refer to Note 20 to our consolidated financial statements which describes all material related party transactions.

Results of Operations

        The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31, 2006 Compared to December 31, 2005

Racing and gaming operations

        In 2006, we operated our largest racetracks for two fewer live race days compared to the prior year primarily due to a change in the racing calendar at the Maryland Jockey Club, partially offset by an increase in awarded live race days at Golden Gate Fields. Our other racetracks operated for five additional live race days in 2006, compared to the prior year, primarily due to additional live race days awarded at Remington Park and Portland Meadows, partially offset by a planned reduction in live race days at Thistledown.

        In 2006, revenues from our racing and gaming operations increased $97.4 million or 16.2% to $697.2 million, compared to $599.8 million in 2005, primarily due to:

  •
  Southern U.S. operations above the prior year by $48.7 million or 54.2% due to gaming revenues at the Remington Park casino facility, which opened in November 2005 and generated $55.8 million of gaming revenues in 2006, with an average daily net win per machine of $236 compared to gaming revenues of $6.1 million in 2005, with an average daily net win per machine of $225, partially offset by decreased handle and revenues at Lone Star Park due to three fewer live race days in 2006 compared to 2005 and increased competition from racetracks in surrounding states and internet wagering operations;

  •
  Technology operations above the prior year by $17.3 million or 50.7% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, the operations of which are now being consolidated into the Technology operations, whereas previously our 30% equity interest was accounted for on an equity basis and increased wagering activity through MagnaBet™;

  •
  Florida revenues above the prior year by $16.4 million or 22.0% due to the opening of the slots facility on November 16, 2006 as well as increased racing revenues due to the opening of the new clubhouse facility at Gulfstream Park. The Gulfstream Park slots facility generated $9.0 million of gaming revenues in 2006 with an average daily net win per machine of $373. The live race meet conducted in the first half of 2005 operated out of temporary facilities which affected 2005 revenues despite best efforts to minimize the disruption's negative impact;

  •
  California revenues above the prior year by $11.2 million or 5.7% due to:

  •
  increased attendance and higher levels of handle and wagering at Santa Anita Park throughout the 2006 live race meet as a result of good weather in Southern California and focused marketing initiatives to attract patrons "back to the track". Southern California experienced significant rainfall during the 2005 live race meet, which resulted in lower attendance and gross wagering and a reduction in the number of races that were run on the turf course during the 2005 live race meet. Turf course races typically generate higher levels of wagering; and

  •
  a change in the racing calendar at Golden Gate Fields, whereby live race days were increased from 96 days in 2005 to 106 days in 2006.

  •
  Maryland operations above the prior year by $5.2 million or 4.6% due to increased food and beverage revenues from Maryland Turf Caterers, the food and beverage operations at Laurel Park and Pimlico, which was acquired in September 2005. These operations are now being consolidated into the Maryland operations, whereas previously the operations were accounted for on an equity basis. The increase is also attributable to increased wagering on Laurel Park racing content as a result of the new turf course at Laurel Park, which has resulted in increased field sizes and handle. Average daily export handle on

    Laurel Park racing content was up significantly in 2006 compared to 2005, evidencing higher quality racing that has generated increased wagering activity;

  •
  Northern U.S. operations below the prior year by $2.0 million or 2.1% due primarily to a planned change in the racing calendar at Thistledown whereby live race days were decreased from 185 days in 2005 to 156 days in 2006.

        Pari-mutuel purses, awards and other increased $8.4 million or 2.8% to $312.0 million in 2006, from $303.6 million in 2005, primarily due to increased wagering at Santa Anita Park, Golden Gate Fields and Gulfstream Park for reasons noted above. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other remained consistent at 62.2% in 2006 and 2005.

        Gaming taxes, purses and other increased $30.3 million from $2.6 million in 2005 to $32.9 million in 2006 as 2005 included only Remington Park's casino facility from its opening in late November 2005 compared to a full year of operations in 2006, as well as Gulfstream Park's casino facility from its opening in mid November 2006.

        Operating costs in our racing and gaming operations increased $36.9 million to $290.4 million in 2006, from $253.5 million in 2005, primarily due to:

  •
  an increase of $17.1 million in our Southern U.S. operations, primarily due to operating and marketing costs at Remington Park for the new casino facility;

  •
  an increase of $10.0 million in our Technology operations primarily as a result of the consolidation of AmTote as noted previously;

  •
  an increase of $6.8 million in our Florida operations, primarily due to increased food and beverage operations and operating and marketing costs at Gulfstream Park as a result of the new slots facility;

  •
  an increase of $2.5 million in our Maryland operations as a result of the acquisition of Maryland Turf Caterers as noted previously; and

  •
  an increase of $2.2 million in our California operations due to increased wagering activity at Santa Anita Park as well as additional live race days at Golden Gate Fields as a result of the change in the racing calendar; partially offset by

  •
  a decrease of $1.8 million in our European operations as a result of cost reduction initiatives at Magna Racino™.

        As a percentage of total racing and gaming revenues, operating costs decreased from 42.3% in 2005 to 41.7% in 2006, primarily as a result of the increase in racing and gaming revenues.

        General and administrative expenses in our racing and gaming operations increased $10.4 million to $73.5 million in 2006, from $63.1 million in 2005. The increase is primarily attributable to increased costs at our Corporate office as a result of $2.7 million in severance for three senior executives at our Corporate office, which includes $0.7 million of stock-based compensation and an additional $0.7 million of costs relating to stock-based compensation for other executives and employees. With the implementation of SFAS 123(R) on January 1, 2006, we are now required to expense stock-based compensation, whereas historically, we have provided only pro-forma disclosure of stock-based compensation expense. General and administrative expenses also increased in our Technology operations with the consolidation of AmTote as previously noted.

        As a percentage of total racing and gaming revenues, general and administrative expenses remained consistent at 10.5% in 2006 and 2005 due to the increase in racing and gaming revenues, partially offset by additional costs at our Corporate office for severance and stock option arrangements and at AmTote.

Real estate and other operations

        Revenues from real estate and other operations increased $0.3 million from $4.6 million in 2005 to $4.9 million in 2006. The increase in revenues is attributable to increased housing unit sales at our European residential housing development in 2006 compared to the prior year. Earnings (loss) before interest, income taxes, depreciation and amortization from our real estate and other operations remained relatively consistent in 2006 compared to 2005 as reduced costs relating to warranty work required in 2005 on certain housing units in our European residential development were offset by the non-cash write-down of long-lived assets of $1.3 million related to a 34 acre parcel of residential development land in Aurora, Ontario, Canada, which was disposed of subsequent to year end.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs increased $2.3 million from $11.9 million in 2005 to $14.2 million in 2006. Predevelopment, pre-opening and other costs incurred in 2006 represent costs of $6.0 million incurred pursuing alternative gaming opportunities, $3.0 million as a result of the expensing of deferred development costs incurred related to the Romulus, Michigan racing license, $1.5 million incurred evaluating other funding sources in connection with our previously announced Recapitalization Plan, $1.4 million of costs relating to development initiatives undertaken to enhance our racing operations and $2.3 million of pre-opening costs incurred in the opening of the Gulfstream Park casino facility. In 2005, the predevelopment, pre-opening and other costs incurred represented costs of $6.3 million pursuing alternative gaming opportunities, $2.2 million of pre-opening costs incurred in the opening of the Remington Park casino facility, $1.0 million of legal costs relating to protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.4 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $7.7 million from $36.2 million in 2005 to $43.9 million in 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park and the casino facility at Remington Park, which were substantially completed in the first quarter of 2006 and the fourth quarter of 2005.

Interest income and expense

        Our net interest expense increased $27.9 million to $60.7 million in 2006 from $32.8 million in 2005. The higher net interest expense is primarily attributable to borrowings on the bridge loan facility and the Gulfstream Park and Remington Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment and the build-out of the Remington Park casino facility, interest on these financings was capitalized to the respective redevelopment projects. In 2006, $2.6 million of interest was capitalized with respect to projects under development, compared to $5.9 million in 2005.

Write-down of long-lived assets

        The write-down of long-lived assets in 2006 of $88.6 million is comprised of a $76.2 million write-down of Magna Racino™'s long-lived assets, a $11.2 million impairment charge on The Meadows' long-lived assets as a result of the transaction with Millennium-Oaktree and a $1.3 million impairment loss on our Canadian residential development land. We tested Magna Racino™'s long-lived assets for impairment upon completion of its 2007 business plan. We used an expected present value approach of estimated future cash flows, including a probability-weighted approach in considering the likelihood of possible outcomes, and external valuation reports, to determine the fair value of the long-lived assets. Based on this analysis, a non-cash write-down of $76.2 million was required. Subsequent to December 31, 2006, we disposed of all of our interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million). Based on this transaction, which established a fair value for the land, we recognized a non-cash impairment loss of $1.3 million related to this property. There were no write-downs of long-lived assets in 2005.

Equity loss (income)

        Equity loss in 2006 of $0.5 million decreased $1.6 million from equity income of $1.1 million in 2005. In 2006, our equity loss represents losses incurred in our investment in Racing World, partially offset by equity income earned from our initial 30% equity investment in AmTote until July 26, 2006. In 2005, our equity earnings represented earnings from our initial 30% equity investment in AmTote.

Gain on sale of intangible assets related to The Meadows

        The gain on sale of intangible assets related to The Meadows in 2006 of $126.4 million represents the gain recognized on The Meadows' transaction with Millennium-Oaktree, which was completed on November 14, 2006.

Income tax benefit

        We recorded an income tax benefit of $7.1 million on a loss before income taxes of $92.3 million in 2006, whereas in 2005, we recorded an income tax benefit of $1.2 million on a loss before income taxes of $103.2 million. The income tax benefit in 2006 of $7.1 million represents the reversal of net future tax liabilities associated with temporary differences related to Magna Racino™'s long-lived assets which were written down, partially offset by income tax expense recognized in certain U.S. operations. The income tax benefit in 2005 of $1.2 million represents primarily certain Austrian income tax losses benefited, partially offset by income tax expense recognized by certain U.S. operations.

Discontinued operations

        Discontinued operations in 2006 include the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. In addition to the Fontana Golf Club, the Magna Golf Club and the operations of the restaurant and related real estate in the United States, discontinued operations in 2005, also include Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents the results of operations from discontinued operations for 2006 and 2005:

	Years ended December 31,
	2006	2005
Revenues	$14,593	$42,710
Costs and expenses	11,205	32,786

	3,388	9,924
Depreciation and amortization	2,156	3,765
Interest expense, net	2,040	3,872
Impairment loss recorded on disposition (i)	1,202	14,961

Loss before gain on disposition	(2,010)	(12,674)
Gain on disposition (ii)	1,495	9,837

Loss before income taxes	(515)	(2,837)
Income tax expense	1,653	492

Net loss	$(2,168)	$(3,329)

(i)
Given that the sale of the Magna Golf Club on August 25, 2006 established fair values for certain assets, we performed impairment testing of these assets. Based on this analysis, a non-cash impairment loss of $1.2 million was required, which was equal to the excess of our carrying value of the assets disposed over their fair values at the date of disposition.

(ii)
The gain on disposition of $1.5 million represents the gain recognized on the sale of a restaurant and related real estate in the United States on May 26, 2006.

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

  •
  Southern U.S. operations below the prior year by $1.2 million or 1.3% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighbouring tracks, partially offset by $6.1 million of gaming revenues at Remington Park with the opening of its casino facility in November 2005;

  •
  Increased revenues in our Maryland operations, where revenues were above the prior year by $8.7 million or 8.5% due to a record setting Preakness® in terms of admissions, handle and wagering and as a result of the new turf course at Laurel Park, which since being available for racing, has resulted in increased field sizes and increased handle;

  •
  Increased revenues in our European operations, where revenues were above the prior year by $2.6 million or 35.9% due to the opening of the Magna Racino™ in the second quarter of 2004; and

  •
  Increased revenues in our Technology operations, where revenues were above the prior year period by $4.3 million or 14.3% due to increased wagering activity through MagnaBet™ and additional advertising revenues generated by HRTV™.

        Pari-mutuel purses, awards and other decreased $28.1 million or 8.5% to $303.6 million in 2005, from $331.8 million in 2004, primarily due to the expiry of the Bay Meadows and Multnomah Greyhound Park leases, fewer live race days at Golden Gate Fields and decreased wagering at Santa Anita Park, Gulfstream Park and Lone Star Park for reasons noted above, partially offset by an increase in pari-mutuel taxes at XpressBet® as a result of a $1.6 million provision for state pari-mutuel taxes for 2003, 2004 and 2005, which was recorded in 2005. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 60.7% in 2004 to 62.2% in 2005, primarily due to lower pari-mutuel wagering revenues and the increase in pari-mutuel taxes at XpressBet® as noted above.

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

        General and administrative expenses in our racing and gaming operations decreased $2.6 million to $63.1 million in 2005, from $65.7 million in 2004, primarily due to:

  •
  a decrease of $5.4 million as a result of the expiry of the Bay Meadows lease; offset by

  •
  an increase of $2.3 million in our European operations due to the start-up during 2004 of Magna Racino™ compared to a full year of operations in 2005; and

  •
  increases at several of our facilities as a result of increased health and benefit costs.

        As a percentage of total racing and gaming revenues, general and administrative expenses increased from 9.9% in 2004 to 10.5% in 2005 due primarily to the decline in racing revenues.

Real estate and other operations

        Revenues from real estate and other operations decreased $16.3 million from $20.9 million in 2004 to $4.6 million in 2005. The decrease in revenues is primarily attributable to the fact that in 2004, four Non-Core Real Estate properties were sold which generated revenues of $16.4 million and income before income taxes of $9.6 million, whereas in 2005, there were no sales of Non-Core Real Estate.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $8.6 million from $20.5 million in 2004 to $11.9 million in 2005. Predevelopment, pre-opening and other costs incurred in 2005 represent costs of $6.3 million incurred pursuing alternative gaming opportunities, $2.2 million of pre-opening costs incurred in the opening of the Remington Park casino facility, $1.0 million of legal costs relating to the protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.4 million of costs relating to development initiatives undertaken to enhance our racing operations. In 2004, the predevelopment, pre-opening and other costs incurred represented costs of $13.5 million pursuing alternative gaming opportunities, $2.7 million on the development of a simplified wagering machine, $1.3 million of costs relating to the Laurel Park redevelopment and $3.0 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.6 million from $33.7 million in 2004 to $36.2 million in 2005, primarily due to increased depreciation in our European operations primarily at the Magna Racino™, which commenced operations and depreciation of fixed assets on April 4, 2004 and increased depreciation at certain of our facilities on recent fixed asset additions.

Interest income and expense

        Our net interest expense in 2005 increased $10.9 million to $32.8 million from $22.0 million in 2004. The higher net interest expense is primarily attributable to increased borrowings on our senior secured revolving credit facility and on our bridge loan facility with MID. In 2005, $5.9 million of interest was capitalized with respect to projects under development, compared to $4.0 million in 2004.

Write-down of long-lived assets

        During 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax benefit

        We recorded an income tax benefit of $1.2 million on a loss before income taxes of $103.2 million in 2005, whereas in 2004, we recorded an income tax benefit of $4.9 million on a loss before income taxes of $105.9 million. The income tax benefit in 2005 of $1.2 million represents primarily certain Austrian income tax losses benefited, partially offset by income tax expense recognized by certain U.S. operations. The income tax benefit in 2004 of $4.9 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized by certain U.S. operations.

Discontinued operations

        Discontinued operations in 2005 and 2004 include the Fontana Golf Club, the Magna Golf Club, the operations of a restaurant and related real estate in the United States, Flamboro Downs and the Maryland-Virginia Racing Circuit, Inc. The following table presents the results of operations from discontinued operations for 2005 and 2004:

	Years ended December 31,
	2005	2004
Revenues	$42,710	$48,184
Costs and expenses	32,786	33,644

	9,924	14,540
Depreciation and amortization	3,765	3,848
Interest expense, net	3,872	2,141
Impairment loss recorded on disposition(i)	14,961	—

Income (loss) before gain on disposition	(12,674)	8,551
Gain on disposition(ii)	9,837	—

Income (loss) before income taxes	(2,837)	8,551
Income tax expense	492	3,270

Net income (loss)	$(3,329)	$5,281

(i)
Upon entering into an agreement in principle with Great Canadian Gaming Corporation in July 2005 for the disposition of Flamboro Downs, which established fair values for certain assets, we performed impairment testing of these assets. Based on this analysis, a non-cash impairment charge of $15.0 million before income taxes or $12.5 million after income taxes, was required of Flamboro Downs' racing license in the year ended December 31, 2005.

(ii)
The gain on disposition of $9.8 million represents the gain recognized on the disposition of the investment in Maryland-Virginia Racing Circuit, Inc. on September 30, 2005.

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

        In 2004, revenues from our racing and gaming operations decreased $2.4 million or 0.4% to $662.5 million, compared to $664.8 million in 2003, primarily due to:

  •
  California revenues below the prior year by $12.8 million or 4.6% due to:

  •
  the 2003 revenues included $8.5 million of revenue generated on the sale of excess land at Golden Gate Fields; and

  •
  lower levels of handle and gross wagering at Santa Anita Park as a result of two less live race days coupled with lower average daily attendance. In addition, the Oak Tree meet ran only 26 days in 2004 compared to 32 days in 2003 thereby reducing rental fees earned in 2004;

  •
  Northern U.S. operations below the prior year by $3.6 million or 3.7% due primarily to fewer live race days at Thistledown and Portland Meadows coupled with lower average daily attendance at certain of the racetracks included in this segment and a reduction in the number of OTB locations in our Oregon operations;

  •
  Increased revenues in our European operations, where revenues were above the prior year by $6.3 million due to the opening of the Magna Racino™ in the second quarter of 2004;

  •
  Increased revenues in our Maryland operations, where revenues were above the prior year by $2.0 million or 2.0% due to increased attendance and wagering at Pimlico on the Preakness Stakes®;

  •
  Florida revenues above the prior year by $1.7 million or 2.2% due to increased stall rent at Palm Meadows®, our thoroughbred training center in Palm Beach County, Florida; and

  •
  A decrease of $2.8 million of revenues earned through inter-company transactions from our racetracks, account wagering operations and separate OTB facilities.

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

        Operating costs in our racing and gaming operations increased $24.5 million or 9.7% to $276.3 million in 2004, from $251.9 million in 2003, primarily due to:

  •
  an increase of $16.2 million in our European operations due to the opening of the Magna Racino™ for live racing;

  •
  an increase of $9.0 million in our Technology operations due to additional distribution and production costs at HRTV™ as a result of the Dish Network™ carriage agreement and pre-operating and start-up costs related to RaceONTV™ and MagnaBet™;

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

        General and administrative expenses in our racing and gaming operations remained consistent in both years at $65.7 million in 2004 and $65.8 million in 2003 primarily due to:

  •
  an increase of $2.3 million in our European operations due to the opening of the Magna Racino™ for live racing; partially offset by

  •
  decreases at several of our facilities as a result of focused efforts to reduce costs.

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

Real estate and other operations

        Revenues from real estate and other operations increased $14.7 million from $6.2 million in 2003 to $20.9 million in 2004. The increase in revenues is primarily attributable to the fact that in 2004, four Non-Core Real Estate properties were sold which generated revenues of $16.4 million and income before income taxes of $9.6 million, whereas in 2003, there was only one sale of Non-Core Real Estate which generated revenues of $2.6 million which was equal to the carrying value of the property.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs increased $11.7 million from $8.8 million in 2003 to $20.5 million in 2004. Predevelopment, pre-opening and other costs incurred in 2004 represent $13.5 million incurred pursuing alternative gaming opportunities, $2.7 million on the development of a simplified wagering machine, $1.3 million of costs relating to the Laurel Park redevelopment and $3.0 million of costs relating to development initiatives undertaken to enhance our racing operations. In 2003, the predevelopment, pre-opening and other costs incurred represented costs of $4.2 million pursuing alternative gaming opportunities, $0.8 million of information technology costs which were determined to have no future benefit, $0.7 million of disposal costs related to excess real estate at Golden Gate Fields and $3.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $5.2 million from $28.5 million in 2003 to $33.7 million in 2004, primarily due to depreciation at Magna Racino™, which commenced operations on April 4, 2004 and increased depreciation at our Palm Meadows® training center related to additional stall and dormitory construction, partially offset by reduced depreciation at Gulfstream Park as a result of the write-down of long-lived assets recorded in the second quarter of 2004 and at Remington Park as a result of the write-down of long-lived assets recorded in the fourth quarter of 2003.

Interest income and expense

        Our net interest expense in 2004 increased $9.8 million to $22.0 million in 2004 from $12.2 million in 2003. The higher net interest expense is primarily attributable to the issuance of $150.0 million of convertible subordinated notes in June 2003, the issuance of a Euros 15 million term loan facility in the first quarter of 2004, borrowings on our Corporate revolving credit facility as well as less interest being capitalized with respect to projects under development. In 2004, $4.0 million of interest was capitalized with respect to projects under development, compared to $7.3 million in 2003.

Write-down of long-lived assets

        During 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax benefit

        We recorded an income tax benefit of $4.9 million on a loss before income taxes of $105.9 million in 2004, whereas in 2003 we recorded an income tax benefit of $64.1 million on a loss before income taxes of $171.3 million. The income tax benefit in 2004 of $4.9 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized by certain U.S. operations. Our effective income tax rate for 2003 was 37.4%.

Discontinued operations

        Discontinued operations include the Fontana Golf Club, the Magna Golf Club, the operations of a restaurant and related real estate in the United States, Flamboro Downs and the Maryland-Virginia Racing Circuit, Inc. The following table presents the results of operations from discontinued operations for 2004 and 2003:

	Years ended December 31,
	2004	2003
Revenues	$48,184	$37,901
Costs and expenses	33,644	26,248

	14,540	11,653
Depreciation and amortization	3,848	3,400
Interest expense, net	2,141	1,446
Equity income	—	(992)

Income before income taxes	8,551	7,799
Income tax expense	3,270	5,702

Net income	$5,281	$2,097

Liquidity and Capital Resources

Year Ended December 31, 2006

Operating activities

        Cash used in operations before changes in non-cash working capital decreased $2.6 million from a use of cash of $68.9 million in 2005 to a use of cash of $66.3 million in 2006, due primarily to an improvement in net loss from continuing operations, partially offset by an increase in items adjusting net loss to net cash. In 2006, cash provided from non-cash working capital balances was $4.7 million compared to cash provided from non-cash working capital balances of $11.4 million in 2005. Cash provided from non-cash working capital balances of $4.7 million in 2006 is primarily due to a decrease in accounts receivable and amounts due from parent and an increase in accounts payable, partially offset by an increase in restricted cash and a decrease in other accrued liabilities at December 31, 2006 compared to the respective balances at December 31, 2005.

Investing activities

        Cash provided from investing activities in 2006 was $87.5 million, and included $171.8 million of net proceeds on The Meadows transaction and $14.5 million of net proceeds received on the disposal of real estate properties, fixed and other assets, partially offset by expenditures of $89.4 million on real estate property and fixed assets and $9.3 million on the acquisition of AmTote. Expenditures on real estate property and fixed asset additions in 2006 of $89.4 million consisted of $43.5 million on the Gulfstream Park redevelopment, $15.8 million on the Gulfstream Park gaming facility, $7.6 million on maintenance capital improvements, $7.5 million on the Remington Park gaming facility and $15.0 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash used in financing activities was $51.3 million in 2006, and included repayment of advances and long-term debt with parent of $116.8 million, repayment of bank indebtedness of $20.8 million and repayment of long-term debt of $15.8 million, partially offset by proceeds of $89.5 million from advances and long-term debt with our parent company and the issuance of long-term debt of $12.6 million. The advances and long-term debt from our parent company of $89.5 million consists of $34.6 million on the bridge loan, $24.6 million on the first tranche of the Gulfstream Park project financing arrangement, $18.1 million on the second tranche of the Gulfstream Park project financing arrangement and $12.2 million on the Remington Park project financing arrangement.

Year Ended December 31, 2005

Operating activities

        Cash used in operations before changes in non-cash working capital increased $13.5 million to a use of cash of $69.0 million in 2005 from a use of cash of $55.4 million in 2004, primarily due to a decrease in items adjusting net loss to net cash. In 2005, cash provided from non-cash working capital balances was $11.4 million, compared to cash used for non-cash working capital balances of $1.1 million in 2004. Cash provided from non-cash working capital balances of $11.4 million in 2005 is primarily due to a net increase in accounts payable, other accrued liabilities and amounts due from parent, partially offset by a decrease in accounts receivable and income taxes receivable at December 31, 2005 compared to the respective balances at December 31, 2004.

Investing activities

        Cash used for investing activities in 2005 was $144.7 million, including expenditures of $149.2 million on real estate property and fixed asset additions and $1.3 million on other asset additions, partially offset by $5.8 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in 2005 of $149.2 million consisted of $91.0 million on the Gulfstream Park redevelopment, $25.6 million on the Remington Park gaming facility, $11.0 million at The Maryland Jockey Club, $8.4 million on maintenance capital improvements and $13.2 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided from financing activities was $143.9 million in 2005 arising from advances and long-term debt from our parent company of $156.5 million, net advances on our bank indebtedness of $2.8 million and an issuance of long-term debt of $0.2 million, partially offset by repayment of long-term debt of $15.6 million. The advances and long-term debt from our parent company of $156.5 million consists of $70.6 million on the bridge loan, $66.2 million on the first tranche of the Gulfstream Park project financing arrangement and $19.7 million on the Remington Park project financing arrangement. The issuance of debt of $0.2 million represents an equipment loan at The Maryland Jockey Club. The net advances of $2.8 million on our bank indebtedness relates to a $3.0 million bank term line of credit at one of our European subsidiaries.

Year Ended December 31, 2004

Operating activities

        Cash used in operations before changes in non-cash working capital increased $48.8 million to a use of cash of $55.4 million in 2004 from a use of cash of $6.7 million in 2003, primarily due to decreased earnings in 2004 adjusted for the write-downs of long-lived and intangible assets. In 2004, cash used for non-cash working capital balances was $1.1 million compared to cash provided from non-cash working capital balances of $14.1 million in 2003. Cash used for non-cash working capital balances of $1.1 million in 2004 is primarily due to an increase in accounts receivable, partially offset by increases in accounts payable, accrued salaries and wages, other accrued liabilities and deferred revenues at December 31, 2004 compared to the respective balances at December 31, 2003.

Investing activities

        Cash used for investing activities in 2004 was $118.7 million, including expenditures of $138.1 million on real estate property and fixed asset additions and $0.4 million on other asset additions, partially offset by $19.7 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in 2004 consisted of $41.7 million on the Gulfstream Park redevelopment, $36.6 million on Magna Racino™, $19.4 million at The Maryland Jockey Club, $12.1 million for construction at our Palm Meadows training center, $7.9 million on maintenance capital improvements, $4.0 million on the entertainment facility, including a new restaurant and sports bar at Santa Anita Park, $0.8 million for the purchase of land in Ocala, Florida and $15.6 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided from financing activities was $95.5 million in 2004 arising from the issuance of long-term debt of $95.6 million, $23.4 million from long-term debt from our parent company related to the first tranche of the Gulfstream Park project financing arrangement, the utilization of our credit facilities of $29.5 million and the issuance of $0.9 million of share capital on the exercise of stock options, partially offset by repayment of long-term debt of $53.8 million. The issuance of debt of $95.6 million is comprised of $75.0 million of debt incurred by The Santa Anita Companies, Inc., debt incurred by one of our European subsidiaries of $18.4 million, $1.3 million of debt incurred by Pimlico Racing Association, Inc. and debt incurred to fund the purchase of a mobile video screen that will be used at our racetracks of $0.9 million.

Working Capital, Cash and Other Resources

        Our net working capital deficiency, excluding assets and liabilities held for sale was $94.2 million at December 31, 2006, compared to $160.9 million at December 31, 2005.

Bank indebtedness

        On July 26, 2006, we amended our senior secured revolving credit facility by increasing the maximum permitted borrowings for general corporate purposes to $50.0 million and providing for an additional $14.0 million to finance the purchase of the remaining 70% equity interest in AmTote. On November 14, 2006, as required under this amended credit facility, we permanently reduced the outstanding borrowings by repaying $39.0 million from The Meadows transaction, such that the remaining maximum permitted borrowings were $25.0 million. On December 22, 2006, we further amended the credit facility to extend the maturity date to March 30, 2007, to make an additional $15.0 million available, to revise certain financial performance covenants and to increase the applicable interest rate. With the additional amount available, the maximum permitted borrowings under the credit facility is $40.0 million. The credit facility is available by way of U.S. Base rate loans plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. In addition, we have pledged the shares of the wholly-owned subsidiary that owns AmTote. At December 31, 2006, we had no borrowings under the credit facility, but had issued letters of credit totaling $24.7 million, such that $15.3 million of the loan facility was unused and available.

        On December 4, 2006, one of our subsidiaries, The Santa Anita Companies, Inc. ("SAC") entered into a $10.0 million revolving loan arrangement under its existing credit facility. The revolving loan agreement matures on October 8, 2007, is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. Loans under the agreement bear interest at the U.S. Prime rate. At December 31, 2006, we had borrowings under the agreement of $6.5 million, such that $3.5 million of the facility was unused and available.

Long-term and Related Party Debt

        On November 1, 2006, one of our wholly-owned subsidiaries completed the sale of the Fontana Golf Club to a subsidiary of Magna International Inc. In connection with this sale, Euros 16.8 million (U.S. $21.4 million) of debt, including accrued interest, was assumed by the purchaser.

        On August 25, 2006, one of our wholly-owned subsidiaries completed the sale of the Magna Golf Club to Magna International Inc. In connection with this sale, Cdn. $32.6 million (U.S. $29.3 million) of the net sale proceeds were used to pay all amounts owing under certain loan agreements with Bank Austria Creditanstalt AG related to the Magna Golf Club.

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest was deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park Racing Association, Inc. ("GPRA"), Remington Park and Palm Meadows, excluding licenses and permits. During 2006, $24.9 million was advanced and $12.8 million of interest was accrued on this loan, such that at December 31, 2006, $134.8 million was outstanding under the Gulfstream Park loan, including $16.5 million of accrued interest. Net loan origination expenses of $3.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on the new tranche was capitalized. Beginning January 1, 2007, the new tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to the slot facility were made available by way of progress draw advances and there is no prepayment penalty associated with the new tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of GPRA's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of the new tranche) was added to the principal amount of the loan as consideration for the amendments. During 2006, $18.8 million was advanced and $0.4 million of interest was accrued on this loan, such that at December 31, 2006, $19.4 million was outstanding under this tranche, including $0.4 million of accrued interest. Net loan origination expenses of

$0.8 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add a new tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. To December 31, 2006 there were no drawings on this tranche.

        To assist in financing additional material and labor costs and changes in scope of work related to the reconstruction of the Gulfstream Park racing facilities, GPRA has a $16.6 million loan arrangement with BE&K. The loan matures on April 14, 2007 and may be extended at the lender's option to July 31, 2008. The loan bears interest at the U.S. Prime rate plus 0.40% per annum and may be repaid at any time, in whole or in part, without penalty. Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by the Company. We repaid $2.0 million of this loan directly to BE&K, upon closing of The Meadows transaction, and have placed $15.0 million into escrow with MID to ensure full repayment of the loan facility. MID has allowed us to access such funds for limited purposes other than the repayment of the BE&K loan on an as-needed basis. As at December 31, 2006, $10.6 million was outstanding under the loan facility.

        A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest was deferred. Commencing January 1, 2007, we will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by GPRA and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions. During 2006, $12.5 million was advanced, $3.2 million of interest was accrued on the loan and $5.0 million was repaid on this loan, such that at December 31, 2006, $31.7 million was outstanding under the loan, including $0.4 million of accrued interest. Net loan origination expenses of $1.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        Throughout 2006, MID made available to us a non-revolving bridge loan of up to $119.0 million. The loan was repaid in full using proceeds from the collection of the First Note on The Meadows transaction. In 2006, $37.7 million was advanced under the bridge loan, $111.8 million was repaid and $5.7 million of net loan origination cost was amortized, such that at December 31, 2006, no amounts remained outstanding under the bridge loan. In addition, in 2006, $9.7 million of commitment fees and interest expense were incurred related to the bridge loan, of which no amounts remained outstanding at December 31, 2006.

        At December 31, 2006, $6.5 million of the funds the Company placed into escrow with MID remains in escrow, which is included in "due from parent" on the consolidated balance sheets.

        One of our subsidiaries, SAC, is party to a secured term loan facility that matures on October 7, 2007, subject to SAC's option to extend the maturity to October 7, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this loan facility. Effective November 30, 2005, we have entered into an additional interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million. The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our senior secured revolving credit facility. At December 31, 2006, $64.2 million was outstanding under this fully drawn facility.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 1, 2008. At December 31, 2006, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 14, 2007. At December 31, 2006, all of the notes remained outstanding.

        One of our European subsidiaries is party to a Euros 15.0 million term loan facility, secured by a pledge of land and a guarantee by MEC, which bears interest at 4% per annum. At December 31, 2006, Euros 15.0 million (U.S. $19.8 million) was outstanding on this fully drawn facility, which was due to mature on February 9, 2007. This debt was repaid in full subsequent to year end. The same European subsidiary also has another Euros 15.0 million denominated term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At December 31, 2006, Euros 15.0 million (U.S. $19.8 million) was outstanding under this fully drawn facility, which matures on December 31, 2007.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At December 31, 2006, this obligation is secured by letters of credit under the senior secured credit facility and has been reflected on our balance sheet as long-term debt due within one year.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.0% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At December 31, 2006, $6.9 million and $4.0 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively. Subsequent to year end, with the sale of a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland, $9.8 million of the proceeds were used to repay in part these term loan facilities. Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.

        One of our subsidiaries, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At December 31, 2006, $9.2 million was outstanding under this term loan facility.

        One of our European subsidiaries, who previously had a term loan of Euros 2.9 million and a term line of credit of Euros 2.5 million, amended these facilities on July 31, 2006. These two facilities were consolidated into one bank term loan with a maturity date of July 31, 2007. A repayment of Euros 0.9 million was made on July 31, 2006 and a further repayment of Euros 0.7 million was made on January 31, 2007. The bank term loan bears interest at the Euro Overnight Index Average ("EONIA") plus 1.1% per annum. A European subsidiary has provided two first mortgages on real estate properties as security for this bank term loan. At December 31, 2006, Euros 4.5 million (U.S. $5.9 million) was outstanding under the fully drawn bank term loan facility.

        One of our subsidiaries, AmTote, has three term loan facilities, which mature on April 30, 2007. The loan facilities bear interest at the U.S. Prime rate plus 1.0% to 1.25% per annum and are secured by all of AmTote's assets up to a total of $6.0 million. At December 31, 2006, $4.4 million was outstanding under these three term loan facilities.

        At December 31, 2006 we had cash and cash equivalents of $58.3 million, bank indebtedness of $6.5 million and total shareholders' equity of $400.6 million. At December 31, 2006, we were in compliance with all of our debt agreements and related covenants.

        The financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, have an accumulated deficit of $396.3 million and a working capital deficiency of $94.2 million as at December 31, 2006. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain our obligations with respect to secured and unsecured creditors, none of which is assured. Since July 2005, as part of our strategic plan and under our Recapitalization Plan, we have completed sales of non-strategic assets that have generated aggregate consideration of approximately $400.0 million. These proceeds have been largely used to repay debt and for general corporate purposes. We are continuing to pursue other funding sources in connection with the Recapitalization Plan, which may include further asset sales, partnerships, and raising capital through equity offerings under the U.S. Registration Statement and the Canadian Prospectus filed February 21, 2007, however, the successful realization of these efforts is not determinable at this time. The financial statements included with this report do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements.

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

Contractual Obligations and Commitments

        Our commitments to make future payments consist primarily of repayments of long-term debt including capital lease obligations, amounts due to our parent, obligations under operating and facility leases, construction commitments and other long-term liabilities. Our contractual obligations and commitments at December 31, 2006 are as follows:

($ thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	85,754	62,593	6,152	25,114	179,613
Amounts due to Parent	3,108	3,875	4,755	168,620	180,358
Convertible subordinated notes	—	75,000	150,000	—	225,000
Capital lease obligations(i)	1,452	2,904	2,904	27,060	34,320
Operating leases(ii)	3,820	5,288	3,311	234	12,653
Facility leases(iii)	2,548	4,176	3,081	6,212	16,017
Construction and development project commitments	5,708	—	—	—	5,708
Other liabilities(iv)	1,152	—	—	—	1,152

	103,542	153,836	170,203	227,240	654,821

(i)
The racetrack and associated land under capital lease at Lone Star Park at Grand Prairie is included in the Grand Prairie Metropolitan Utility and Reclamation District ("GPMURD"). Lone Star Park entered into an agreement with GPMURD whereby it is required to make certain payments to GPMURD in lieu of property taxes. Such payments include amounts necessary to cover GPMURD operating expenses and debt service for certain bonds issued by GPMURD to fund improvements on the land up to the debt service requirements. Lone Star Park incurred $2.1 million in regards to this arrangement in 2006. The capital lease has an imputed interest rate of 8.5%, matures on April 1, 2027 and is secured by the buildings and improvements at Lone Star Park.

(ii)
Operating lease obligations do not include contingent rental payments and represent primarily obligations for totalisator and other equipment under lease, rental or service agreements. Contingent rental payments are typically dependent upon handle, live race days and other factors.

(iii)
Facilities lease obligations do not include contingent rental payments and represent primarily obligations for premises under lease or rental agreements. Contingent payments are typically dependent on handle and revenues.

(iv)
Other liabilities includes our expected 2007 pension and post retirement benefit contributions. Required contributions for future years depend on certain factors that cannot be reasonably determined at this time.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR. Based on interest rates at December 31, 2006 and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with the SAC term loan facility, we have entered into two interest rate swap contracts. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility, which is $64.2 million as at December 31, 2006. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million.

Impact of Recently Issued Accounting Standards

        Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48, but have not yet determined the impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. We are currently reviewing SFAS 157, but have not yet determined the impact on our consolidated financial statements.

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including Section 27A of the United States Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act") and forward-looking information as defined in the Securities Act (Ontario) (collectively referred to as forward-looking statements). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario) and include, among others, statements regarding: strategies and plans; our potential future ability to offer and sell securities under the U.S. Registration Statement and the Canadian Prospectus; expectations as to the use of proceeds of a given offering; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

        Important factors that could cause actual results to differ materially from our forward-looking statements include, but may not be limited to, material adverse changes in: general economic conditions; the popularity of racing and other gaming activities as recreational activities; the regulatory environment affecting the horse racing and gaming industries; our ability to obtain or maintain government and other regulatory approvals necessary or desirable to proceed with proposed real estate developments; increased regulation affecting certain of our non-racetrack operations, such as broadcasting ventures; and our ability to develop, execute or finance our strategies and plans within expected timelines or budgets. In drawing conclusions set out in our forward-looking statements above, we have assumed, among other things, that there will not be any material adverse changes in: general economic conditions; the popularity of horse racing and other gaming activities; the regulatory environment; and our ability to develop, execute or finance our strategies and plans as anticipated. Other factors that could cause such differences include, but are not limited to, the factors discussed in the "Management's Discussion and Analysis of Results of Operations and Financial Position" and "Risk Factors" sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

        Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is contained in this Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

To the Board of Directors and Shareholders of Magna Entertainment Corp.

        We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2006 and 2005, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna Entertainment Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming that Magna Entertainment Corp. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Magna Entertainment Corp.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 7, 2007, expressed an unqualified opinion thereon.

        As described in Note 3 to these consolidated financial statements, the Company changed its accounting policies in regards to the recognition and disclosure of their employee defined benefit plans and the fair value recognition provisions of accounting for stock-based compensation.

Toronto, Canada
March 7, 2007	Chartered Accountants

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except per share figures)

		Years ended December 31,
	Note	2006	2005	2004
			(restated — note 6)	(restated — note 6)
Revenues	19,20
Racing and gaming
Pari-mutuel wagering		$501,300	$488,480	$546,784
Gaming		64,824	6,132	—
Non-wagering		131,069	105,173	115,672

		697,193	599,785	662,456

Real estate and other
Sale of real estate		—	—	16,387
Other		4,946	4,643	4,550

		4,946	4,643	20,937

		702,139	604,428	683,393

Costs, expenses and other income
Racing and gaming
Pari-mutuel purses, awards and other		312,009	303,638	331,755
Gaming taxes, purses and other		32,939	2,630	—
Operating costs		290,426	253,535	276,335
General and administrative		73,533	63,135	65,742
Real estate and other
Cost of real estate sold		—	—	6,762
Operating costs		3,839	4,831	5,675
General and administrative		191	36	810
Predevelopment, pre-opening and other costs		14,159	11,882	20,508
Depreciation and amortization		43,902	36,240	33,662
Interest expense, net	14	60,702	32,826	21,950
Write-down of long-lived assets	8	88,627	—	26,685
Equity loss (income)		493	(1,122)	(635)
Gain on sale of intangible assets related to The Meadows	5	(126,374)	—	—

		794,446	707,631	789,249

Loss from continuing operations before income taxes		(92,307)	(103,203)	(105,856)
Income tax benefit	12	(7,124)	(1,239)	(4,939)

Net loss from continuing operations		(85,183)	(101,964)	(100,917)
Net income (loss) from discontinued operations	6	(2,168)	(3,329)	5,281

Net loss		(87,351)	(105,293)	(95,636)
Other comprehensive income (loss)
Foreign currency translation adjustment	17	3,104	(14,971)	15,627
Change in fair value of interest rate swap	18	(88)	415	660

Comprehensive loss		$(84,335)	$(119,849)	$(79,349)

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock
Basic and Diluted
Continuing operations	16	$(0.79)	$(0.95)	$(0.94)
Discontinued operations	16	(0.02)	(0.03)	0.05

Loss per share		$(0.81)	$(0.98)	$(0.89)

Average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding
during the year (in thousands):
Basic and Diluted	16	107,461	107,356	107,323

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

		Years ended December 31,
	Note	2006	2005	2004
			(restated — note 6)	(restated — note 6)
Cash provided from (used for):
OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss from continuing operations		$(85,183)	$(101,964)	$(100,917)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization		43,902	36,240	33,662
Future income taxes	12	(11,980)	(2,232)	(5,904)
Amortization of loan origination costs		6,236	1,541	—
Amortization of convertible subordinated notes issue costs	15	1,090	1,090	1,090
Deferred interest expense	20	15,353	—	—
Write-down of long-lived assets	8	88,627	—	26,685
Write-down of development costs	20	3,048	—	—
Equity loss (income)		493	(1,122)	(635)
Gain on sale of intangible assets related to The Meadows	5	(126,374)	—	—
Gain on disposal of real estate properties		(1,181)	—	(9,625)
(Gain) loss on disposal of fixed assets		(2,733)	(2,612)	96
Stock-based compensation expense	3	1,410	—	—
Issuance of Class A Subordinate Voting Stock under the Long-term Incentive Plan	16	982	102	123

		(66,310)	(68,957)	(55,425)

Changes in non-cash working capital balances:
Restricted cash		(8,975)	(1,796)	455
Accounts receivable		8,662	9,780	(13,946)
Due from parent		7,020	(13,668)	—
Income taxes receivable		923	2,372	352
Inventories		364	(342)	(245)
Prepaid expenses and other		(2,405)	779	789
Accounts payable		5,207	(22,864)	4,918
Accrued salaries and wages		901	(1,928)	2,643
Customer deposits		(18)	(356)	337
Other accrued liabilities		(5,219)	39,367	2,320
Deferred revenue		(1,792)	15	1,295

		4,668	11,359	(1,082)

		(61,642)	(57,598)	(56,507)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Acquisition of business, net of cash acquired	4	(9,347)	—	—
Proceeds on The Meadows transaction	5	171,777	—	—
Real estate property additions		(82,329)	(143,407)	(129,102)
Fixed asset additions		(7,119)	(5,763)	(8,952)
Other asset disposals (additions)		2,539	(1,333)	(383)
Proceeds on real estate sold to a related party	20	5,578	1,400	—
Proceeds on disposal of real estate properties		2,100	4,403	18,691
Proceeds on disposal of fixed assets		4,328	—	1,040

		87,527	(144,700)	(118,706)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Net increase (decrease) in bank indebtedness	13	(20,785)	2,760	29,500
Proceeds from advances and long-term debt with parent	20	89,513	156,519	23,408
Issuance of long-term debt		12,582	209	95,565
Repayment of advances and long-term debt with parent	20	(116,800)	—	—
Repayment of long-term debt		(15,816)	(15,600)	(53,792)
Issuance of share capital	16	—	—	852

		(51,306)	143,888	95,533

Effect of exchange rate changes on cash and cash equivalents		(104)	1,141	3,064

Net cash flows used for continuing operations		(25,525)	(57,269)	(76,616)

Cash provided from (used for) discontinued operations:
Cash flows provided from (used for) operating activities of discontinued operations		1,372	(8,502)	17,641
Cash flows provided from (used for) investing activities of discontinued operations		63,989	35,149	(1,975)
Cash flows provided from (used for) financing activities of discontinued operations		(32,427)	20,863	21,784

Net cash flows provided from discontinued operations		32,934	47,510	37,450

Net increase (decrease) in cash and cash equivalents during the year		7,409	(9,759)	(39,166)
Cash and cash equivalents, beginning of year		50,882	60,641	99,807

Cash and cash equivalents, end of year		58,291	50,882	60,641
Less: cash and cash equivalents, end of year of discontinued operations		—	—	(636)

Cash and cash equivalents, end of year of continuing operations		$58,291	$50,882	$60,005

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Refer to Note 1 — Going Concern)
(U.S. dollars and share amounts in thousands)

		December 31,
	Note	2006	2005
			(restated — notes 5 & 6)
ASSETS
Current assets:
Cash and cash equivalents		$58,291	$50,882
Restricted cash		34,194	24,776
Accounts receivable		35,949	36,473
Due from parent	20	6,648	13,668
Income taxes receivable		580	396
Inventories		6,384	2,618
Prepaid expenses and other		8,884	4,030
Assets held for sale	5	—	61,185
Discontinued operations	6	—	2,723

		150,930	196,751

Real estate properties, net	9	845,894	903,413
Fixed assets, net	10	93,141	59,239
Racing licenses		109,868	109,868
Other assets, net	11	4,664	14,002
Future tax assets	12	42,388	45,012
Discontinued operations	6	—	86,359

		$1,246,885	$1,414,644

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	13	$6,515	$30,260
Accounts payable		76,105	62,935
Accrued salaries and wages		8,792	7,798
Customer deposits		2,531	2,549
Other accrued liabilities		56,228	66,081
Long-term debt due within one year	14	85,754	32,382
Due to parent	20	3,108	72,060
Deferred revenue		6,098	6,789
Liabilities related to assets held for sale	5	—	27,436
Discontinued operations	6	—	15,609

		245,131	323,899

Long-term debt	14	93,859	138,271
Long-term debt due to parent	20	177,250	113,500
Convertible subordinated notes	15	221,437	220,347
Other long-term liabilities	22	17,484	1,702
Future tax liabilities	12	91,106	101,602
Discontinued operations	6	—	55,729

		846,267	955,050

Commitments and contingencies	20,21
Shareholders' equity:
Class A Subordinate Voting Stock (Issued: 2006 — 49,055; 2005 — 48,895)	16	319,087	318,105
Class B Stock
(Convertible into Class A Subordinate Voting Stock) (Issued: 2006 and 2005 — 58,466)	16	394,094	394,094
Contributed surplus	20	41,718	17,943
Other paid-in-capital	3	1,410	—
Deficit		(396,298)	(308,947)
Accumulated comprehensive income	17,18	40,607	38,399

		400,618	459,594

		$1,246,885	$1,414,644

On behalf of the Board:

See accompanying notes

(Signed) WILLIAM J. MENEAR Director	(Signed) MICHAEL NEUMAN Director

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands)

	Class A Subordinate Voting Stock	Class B Stock	Contributed Surplus	Other Paid-in-Capital	Deficit	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2003	$317,028	$394,094	$17,282	$—	$(108,018)	$36,668
Activity for the year ended December 31, 2004:
Net loss					(95,636)
Foreign currency translation adjustment (note 17)						15,627
Change in fair value of interest rate swap (note 18)						660
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 16)	123
Issue of Class A Subordinate Voting Stock on exercise of stock options (note 16)	852

Balances at December 31, 2004	318,003	394,094	17,282	—	(203,654)	52,955
Activity for the year ended December 31, 2005:
Net loss					(105,293)
Foreign currency translation adjustment (note 17)						(14,971)
Change in fair value of interest rate swap (note 18)						415
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 16)	102
Net gain on sale of real estate to a related party (note 20)			661

Balances at December 31, 2005	318,105	394,094	17,943	—	(308,947)	38,399
Activity for the year ended December 31, 2006:
Net loss					(87,351)
Foreign currency translation adjustment (note 17)						3,104
Change in fair value of interest rate swap (note 18)						(88)
Adjustment, net of tax, for change in accounting policy related to Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (note 3)						(808)
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan (note 16)	982
Net gain on sale of real estate to a related party (note 20)			23,775
Adjustment, net of tax, for change in accounting policy related to stock option compensation expense (note 3)				1,410

Balances at December 31, 2006	$319,087	$394,094	$41,718	$1,410	$(396,298)	$40,607

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in U.S. dollars unless otherwise noted and
all tabular amounts in thousands, except per share figures)

1.     GOING CONCERN

  These consolidated financial statements of Magna Entertainment Corp. (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and has an accumulated deficit of $396.3 million and a working capital deficiency of $94.2 million at December 31, 2006. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain its obligations with respect to secured and unsecured creditors, none of which is assured. During the year ended December 31, 2006, the Company completed asset sale transactions for proceeds totaling $269.4 million. On February 7, 2007 (refer to Note 23), MI Developments Inc. ("MID") acquired all of the Company's interests and rights in two real estate properties, a 34 acre parcel of residential development land in Aurora, Ontario, Canada and a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland, in return for cash consideration of Cdn. $12.0 million (U.S. $10.1 million) and U.S. $20.0 million, respectively. The Company is continuing to pursue other funding sources, which may include further asset sales, partnerships and raising capital through equity offerings, however, the successful realization of these efforts is not determinable at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

  The Company owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company, and supplies, via simulcasting, live racing content to the growing inter-track, off-track and account wagering markets. The Company operates or manages eight thoroughbred racetracks, one standardbred (harness racing) racetrack, two racetracks that run both thoroughbred and quarterhorse meets and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Three of our racetracks, Gulfstream Park in Florida, Remington Park in Oklahoma and Magna Racino™ in Austria, include casino operations with alternative gaming machines. In addition, the Company operates off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. The Company also owns and operates HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that was initially launched on the Racetrack Television Network ("RTN"). RTN, in which the Company has a minority interest, was formed to telecast races from the Company's racetracks and other racetracks to paying subscribers, via private direct to home satellite. In April 2006, the Company entered into an agreement with Churchill Downs Incorporated ("CDI") and Racing UK Limited ("Racing UK") to partner in a subscription television channel called "Racing World" that broadcasts races from the Company's and CDI's racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. The Company also owns AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of the Company's thoroughbred racetracks, the Company also owns and operates thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. The Company also owns and operates production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

  At December 31, 2006, in addition to racetracks, the Company's real estate portfolio includes three residential developments in various stages of development in Austria, the United States and Canada. All of the Company's interests and rights in the Canadian residential development were disposed of subsequent to December 31, 2006 (refer to Note 23).

  These consolidated financial statements have been prepared in U.S. dollars following United States generally accepted accounting principles ("U.S. GAAP").

  Principles of Consolidation

  These consolidated financial statements include the accounts of Magna Entertainment Corp. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in entities in which the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash on account, demand deposits and short-term investments with remaining maturities of less than three months at acquisition and exclude restricted cash, which represents segregated cash accounts held by the Company on behalf of others, primarily horse owners.

  Inventories

  Inventories, consisting primarily of totalisator terminal components and food and beverage supplies, are stated at the lower of cost (first-in, first-out) or market.

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

  Revenue-Producing Non-Racing Real Estate

  Revenue-producing non-racing real estate includes residential development real estate. Revenue-producing non-racing real estate is valued at cost, which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over periods ranging from 20 to 40 years.

  Non-Core Real Estate

  Non-core real estate includes properties available for sale. Properties available for sale are valued at the lower of cost, which includes acquisition and development costs, and fair value less costs of disposal. The Company evaluates the lower of cost and fair value less costs of disposal whenever events or changes in circumstance indicate possible impairment.

  Fixed Assets

  Fixed assets are recorded at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the fixed assets as follows: machinery and equipment over 3 to 15 years, computer hardware and software (which is included within furniture and fixtures) over 3 to 5 years and furniture and fixtures over 5 to 7 years.

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

  Goodwill

  Goodwill represents the excess of the cost of an acquired enterprise over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for impairment on an annual basis or when impairment indicators are present. Goodwill impairment is assessed based on a comparison of the fair value of a reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The fair value of goodwill is determined using the estimated discounted future cash flows of the reporting unit.

  Racing Licenses

  Racing licenses, which were acquired through the Company's acquisition of racetracks, represent the value attributed to licenses to conduct race meets. Racing licenses are intangible assets that meet the definition of an indefinite life intangible and are not subject to amortization, but are evaluated for impairment on an annual basis or when impairment indicators are present. Racing license impairment is assessed based on a comparison of the fair value of an individual reporting unit's racing license to its carrying value. An impairment write-down to fair value would occur if the estimated discounted cash flows from operations less charges for contributory assets assumed to be owned by third parties is less than the carrying value of the racing license.

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

  Non-wagering revenues include totalisator equipment sales and service revenues from AmTote earned in the provision of totalisator services to racetracks, food and beverage sales, program sales, admissions, parking, sponsorship, rental fees and other revenues. Revenues derived principally from totalisator equipment sales are recognized upon shipment or acceptance of the equipment by the customer depending on the terms of the underlying contracts. Revenues generated from service contracts in the provision of totalisator services are recognized when earned based on the stipulations contained in the contract. Revenues from food and beverage and program sales are recorded at the time of sale. Revenues from admissions and parking are recorded on a daily basis, except for seasonal amounts which are recorded ratably over the racing season. Revenues from sponsorship and rental fees are recorded ratably over the terms of the respective agreements or when the related event occurs.

  Revenues from the sale of residential development inventory are recognized when title passes to the purchaser and collection is reasonably assured. Properties which have been sold, but for which these criteria have not been satisfied, are included in development real estate.

  Golf course annual membership fee revenues included in discontinued operations are recognized as revenue ratably over the applicable season.

  Deferred Revenues

  Deferred revenues associated with racing operations consist primarily of prepaid box seats, admission tickets and parking, which are recognized as revenue ratably over the period of the related race meet or when the related racing event occurs.

  Golf membership initiation fees included in discontinued operations are deferred and amortized over the expected membership life.

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

  Player Slots Rewards

  The Company provides slot patrons with rewards based on the dollar amount of play on slot machines. The corresponding liability is based on an estimate of the value of expected redemption, determined using redemption experience and reward values.

  Foreign Currency Translation

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

  Earnings (Loss) per Share

  Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the year. Diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities using the "if converted" method for convertible debentures and the "treasury stock" method for options.

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

  Interest Rate Swaps

  The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The fair value of the swaps is recorded on the consolidated balance sheets as an asset or liability with the offset recorded in other comprehensive income (loss), net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of income taxes in other comprehensive income (loss). The Company formally assesses, at the swap's inception and on an on-going basis, whether the swap used in the hedging transaction has been highly effective in offsetting changes in the cash flows of the hedged item and whether the swap may be expected to remain highly effective in future periods. When it is determined that the swap is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

  Deferred Financing Costs

  The costs of issuing long-term debt are capitalized and amortized over the term of the related debt.

  Self Insurance

  The Company self-insures for employee medical and dental coverages up to $125 thousand per incident. Self-insurance reserves include known claims and estimates of incurred but not reported claims based upon the Company's claims experience. The Company also maintains stop-loss insurance coverage for medical claims that exceed $125 thousand per incident.

  Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, however, actual results could differ from those estimates.

  Comparative Amounts

  Certain of the comparative amounts have been reclassified to conform to the current year's method of presentation and to reflect discontinued operations and changes in assets held for sale.

  Impact of Recently Issued Accounting Standards

  Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

  In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing FIN 48, but has not yet determined the impact on the Company's consolidated financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157, but has not yet determined the impact on the Company's consolidated financial statements.

3.     ACCOUNTING CHANGES

  (a)
  Employee Defined Benefit and Postretirement Plans

    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of a defined benefit postretirement plan as an asset or liability on the consolidated balance sheet with a corresponding adjustment to accumulated comprehensive income (loss), net of tax, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

    On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adjustment to accumulated comprehensive income (loss) upon adoption represents the net unrecognized actuarial gain or loss determined in accordance with SFAS No. 87, "Employers' Accounting for Pension" ("SFAS 87"), which was previously netted against the plan's funded status pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated comprehensive income (loss) upon adoption of SFAS 158.

    The effect of adopting SFAS 158 on the Company's consolidated balance sheets at December 31, 2006 is presented in the following table. The adoption of SFAS 158 had no effect on the Company's consolidated balance sheet at December 31, 2005 and on the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

	December 31, 2006
	Prior to Adoption	Effect of Adoption	As Reported
Accrued pension and postretirement liability	$1,827	$1,347	$3,174
Future tax liability (asset), net	$49,257	$(539)	$48,718
Accumulated comprehensive income (loss)	$41,415	$(808)	$40,607

    Included in accumulated comprehensive income at December 31, 2006 is an unrecognized actuarial gain of $0.8 million, net of tax, that has not yet been recognized in net periodic pension cost. The actuarial gain included in accumulated comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $0.1 million, net of tax.

    SFAS 158's provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company currently uses a measurement date of December 31 for its pension and postretirement plans.

  (b)
  Stock-Based Compensation

    Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based compensation expense was recognized in the consolidated statements of operations and comprehensive loss related to stock options for the years ended December 31, 2005 and 2004 as all options granted had an exercise price no less than the fair market value of the Company's Class A Subordinate Voting Stock at the date of grant.

    Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the year ended December 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the years ended December 31, 2005 and 2004 have not been restated.

    The Company's loss from continuing operations before income taxes, net loss from continuing operations and net loss for the year ended December 31, 2006 increased $1.4 million and basic and diluted loss per share increased $0.01 per share as a result of adopting SFAS 123(R) on January 1, 2006.

    As a result of the adoption of SFAS 123(R), for the year ended December 31, 2006, the Company recognized $1.4 million of stock-based compensation expense related to stock options which has been recorded on the consolidated balance sheets as "paid-in-capital". The adoption of SFAS 123(R) for the year ended December 31, 2006 had no impact on cash flows. The Company has estimated a nominal annual effective tax rate for the year ended December 31, 2006 and accordingly has applied this effective tax rate to the stock-based compensation expense recognized for the year ended December 31, 2006 resulting in a nominal income tax impact related to stock-based compensation expense.

    The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004 is as follows:

	Years ended December 31,
	2005	2004
Net loss, as reported	$(105,293)	$(95,636)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(877)	(972)

Pro-forma net loss	$(106,170)	$(96,608)

Loss per share
Basic — as reported	$(0.98)	$(0.89)
Basic — pro-forma	$(0.99)	$(0.90)

Diluted — as reported	$(0.98)	$(0.89)
Diluted — pro-forma	$(0.99)	$(0.90)

  (c)
  Intangible Assets

    In accordance with a United States Securities and Exchange Commission staff announcement, effective January 1, 2005, the Company changed its method of performing its annual impairment test for its racing licenses from a residual method to a direct value method. This change had no impact on the results of operations for the years ended December 31, 2005 and 2004.

4.     ACQUISITION

  On August 22, 2003, MEC Maryland Investments Inc. ("MEC Maryland"), a wholly-owned subsidiary of the Company, acquired a 30% equity interest in AmTote for a total cash purchase price, including transaction costs, of $4.3 million. MEC Maryland had a purchase option (the "First Option") to acquire an additional 30% equity interest in AmTote, exercisable at any time during the three-year period commencing after the date of acquisition. If MEC Maryland exercised the First Option, it had a second purchase option (the "Second Option") to acquire the remaining 40% equity interest in AmTote, exercisable at any time during the three-year period commencing after the date that the First Option was exercised. In addition, if the Company exercised the First Option, the holders of the AmTote shares had a put option, exercisable within 120 days of the exercise date of the First Option whereby MEC Maryland could have been required to purchase the remaining 40% equity interest on 60 days notice.

  On July 26, 2006, MEC Maryland acquired the remaining 70% equity interest of AmTote for a total cash purchase price of $9.3 million, including transaction costs of $0.1 million, net of cash acquired of $5.5 million. AmTote is a leading provider of totalisator services to the North American pari-mutuel industry with service contracts with over 70 North American racetracks and other wagering entities. The results of AmTote have been consolidated from July 26, 2006 and are included in the racing and gaming — Technology operations segment. Prior to July 26, 2006, the results of AmTote were accounted for on an equity basis (refer to Note 11).

  The purchase price has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital	$1,203
Fixed assets	12,008
Other assets	127
Goodwill	683
Long-term debt	(1,470)
Other long-term liabilities	(980)
Future tax liabilities	(2,224)

Net assets acquired and total purchase price, net of cash acquired	$9,347

  The purchase price allocation for this acquisition and the impact of any preexisting relationship per EITF 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination", is preliminary and may be adjusted further as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

5.     ASSETS HELD FOR SALE

  (a)
  On November 3, 2005, the Company announced that one of its subsidiaries that owns approximately 157 acres of excess real estate in Palm Beach County, Florida had entered into an agreement to sell the real property to Toll Bros., Inc. (the "purchaser"), a Pennsylvania real estate development company for $51.0 million in cash. The proposed sale was subject to the completion of due diligence by the purchaser by April 3, 2006 and a closing by April 28, 2006. Accordingly, the excess real estate was classified as "assets held for sale" at December 31, 2005. On April 3, 2006, the Company announced the termination of the sale agreement and, as such, the purchaser did not proceed with the proposed sale as stipulated in the agreement. With the termination of the sale agreement, the Company determined that the plan of sale criteria under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", are no longer met and accordingly, the property has been reclassified to reflect the carrying amount of the property in "real estate properties, net" rather than in "assets held for sale" on the consolidated balance sheets.

  (b)
  On November 9, 2005, the Company announced that it had entered into a share purchase agreement (the "Initial SPA") with PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"), providing for the acquisition by Millennium-Oaktree of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows"), each wholly-owned subsidiaries of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania. On July 26, 2006, the Company announced that it had entered into an amended share purchase agreement, which modified the Initial SPA with respect to the sale of The Meadows. As a result of regulatory requirements relating to the approval of the issuance of a gaming license by the Pennsylvania Gaming Control Board, as well as significant changes in the economic and regulatory environment in Pennsylvania since the date of the Initial SPA, including regulations adopted by the Pennsylvania Department of Revenue in respect of the amount of local share assessment taxes payable to North Strabane Township and Washington County, the parties agreed to revise the terms of the Initial SPA. The $225.0 million purchase price in the Initial SPA, which included a $39.0 million holdback note, was reduced to $200.0 million, with a $25.0 million holdback note, payable to the Company over a five-year period, subject to offset for certain indemnification obligations. Concurrently with entering into the amended share purchase agreement, the parties entered into a racing services agreement whereby the Company will pay $50 thousand per annum and will continue to operate for its own account, the racing operations at The Meadows, for at least five years. On November 14, 2006, the Company completed The Meadows transaction and received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and the holdback note in the amount of $25.0 million. Also, on November 14, 2006, the holdback note agreement was amended such that the Company agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. This transaction established fair values of the assets of The Meadows and accordingly, the Company performed impairment testing of these assets as of the date immediately prior to completion of the transaction. Based on this analysis, the Company recognized a non-cash impairment loss of $11.2 million related to the long-lived assets and a gain of $126.4 million related to the disposition of the intangible assets, representing the racing/gaming licenses. Based on the terms of the racing services agreement and the holdback note agreement, the sale of The Meadows' real estate properties and fixed assets were not accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP as the Company was deemed to have a continuing interest in the transaction. Accordingly, for accounting purposes, $12.8 million of the proceeds were deferred and recorded as "other long-term liabilities" on the consolidated balance sheet at December 31, 2006. The deferred proceeds will be recognized in the consolidated statements of operations and comprehensive loss over the five-year term of the racing services agreement and/or at the point when the sale leaseback subsequently qualifies for sales recognition. As a result of the real estate properties and fixed assets being accounted for using the financing method of accounting, $17.7 million of these assets that were previously classified as "assets held for sale" (refer to Note 5(c)) have been reclassified to "real estate properties, net" and "fixed assets, net" at December 31, 2006. Given the indemnification obligations and other terms contained in the holdback agreement, the $25.0 million holdback note is considered continuing involvement and will be recognized in the consolidated financial statements upon the settlement of indemnification obligations and as payments are received.

    In accordance with the terms of the senior secured revolving credit facility and the Company's bridge loan agreement with MID, the Company used the net proceeds from The Meadows transaction to fully pay down principal amounts outstanding under the bridge loan and to permanently pay down $39.0 million of the principal amounts outstanding under the senior secured revolving credit facility. The Company also repaid $2.0 million of a construction loan and placed $15.0 million into escrow with MID.

  (c)
  The Company's assets held for sale and related liabilities at December 31, 2005 are shown below. The Company did not have any assets held for sale and related liabilities at December 31, 2006. All assets held for sale and related liabilities were classified as current at December 31, 2005 as the assets and related liabilities described in section (b) above were sold within one year from the balance sheet date.

December 31, 2005
(restated notes 5(a) and (b))
ASSETS
Current assets:
Restricted cash	$443
Accounts receivable	450
Income taxes receivable	857
Inventories	157
Prepaid expenses and other	812
Racing license	58,266
Other assets, net	200

$61,185

LIABILITIES
Current liabilities:
Accounts payable	$2,012
Accrued salaries and wages	44
Other accrued liabilities	623
Deferred revenue	312
Future tax liabilities	24,445

$27,436

6.     DISCONTINUED OPERATIONS

  (a)
  On November 1, 2006, a wholly-owned subsidiary of the Company completed the sale of the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna International Inc. ("Magna"), a related party, for a sale value of Euros 30.0 million (U.S. $38.3 million), which included cash consideration of Euros 13.2 million (U.S. $16.9 million), net of transaction costs, and approximately Euros 16.8 million (U.S. $21.4 million) of debt assumed by Magna. The Company recognized a gain on disposition of approximately $20.9 million, net of tax, which was recorded as a contribution of equity on the consolidated balance sheets.

  (b)
  On August 25, 2006, a wholly-owned subsidiary of the Company completed the sale of the Magna Golf Club located in Aurora, Ontario, Canada to Magna, for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs. The Company recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of the Company's carrying value of the assets disposed over their fair values at the date of disposition. Of the sale proceeds, Cdn. $32.6 million (U.S. $29.3 million) was used to pay all amounts owing under certain loan agreements with Bank Austria Creditanstalt AG related to the Magna Golf Club.

  (c)
  On May 26, 2006, the Company completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain on disposition of approximately $1.5 million.

  (d)
  On August 16, 2005, the Company and Great Canadian Gaming Corporation ("GCGC") entered into a share purchase agreement under which GCGC acquired all of the outstanding shares of Ontario Racing, Inc. ("ORI"). Required regulatory approval for the sale transaction was obtained on October 17, 2005 and the Company completed the transaction on October 19, 2005. On closing, GCGC paid Cdn. $50.7 million (U.S. $43.1 million) and U.S. $23.6 million, in cash and assumed ORI's existing debt.

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

  (e)
  On August 18, 2005, three subsidiaries of the Company entered into a share purchase agreement with Colonial Downs, L.P. ("Colonial LP") pursuant to which Colonial LP purchased all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. ("MVRC"). MVRC was an indirect subsidiary of the Company that managed the operations of Colonial Downs, a thoroughbred and standardbred horse racetrack located in New Kent, Virginia, pursuant to a management agreement with Colonial LP, the owner of Colonial Downs. Required regulatory approval for the sale transaction was obtained on September 28, 2005 and the Company completed the transaction on September 30, 2005. On closing, the Company received cash consideration of $6.8 million, net of transaction costs, and a one-year interest-bearing note in the principal amount of $3.0 million, which was repaid during the year ended December 31, 2006. The Company recognized a gain on disposition of approximately $9.8 million.

  (f)
  The Company's results of operations related to discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years ended December 31,
	2006	2005	2004
Results of Operations
Revenues	$14,593	$42,710	$48,184
Costs and expenses	11,205	32,786	33,644

	3,388	9,924	14,540
Depreciation and amortization	2,156	3,765	3,848
Interest expense, net	2,040	3,872	2,141
Impairment loss recorded on disposition	1,202	14,961	—

Income (loss) before gain on disposition	(2,010)	(12,674)	8,551
Gain on disposition	1,495	9,837	—

Income (loss) before income taxes	(515)	(2,837)	8,551
Income tax expense	1,653	492	3,270

Net income (loss)	$(2,168)	$(3,329)	$5,281

    The Company's assets and liabilities related to discontinued operations at December 31, 2005 are shown below. The Company did not have any assets or liabilities related to discontinued operations at December 31, 2006.

December 31, 2005
ASSETS
Current assets:
Accounts receivable	$1,777
Income taxes receivable	3
Inventories	919
Prepaid expenses and other	24

2,723

Real estate properties, net	73,106
Fixed assets, net	4,437
Other assets, net	974
Future tax assets	7,842

86,359

$89,082

LIABILITIES
Current liabilities:
Accounts payable	$447
Accrued salaries and wages	456
Other accrued liabilities	2,806
Income taxes payable	4,192
Long-term debt due within one year	5,651
Deferred revenue	2,057

15,609

Long-term debt	44,559
Other long-term liabilities	11,170

55,729

$71,338

7.     SALE AND LEASE ARRANGEMENT OF GREAT LAKES DOWNS

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

  On January 18, 2007, the Company announced that the 2007 race meet will be the last meet that MI Racing, Inc. will run at Great Lakes Downs.

8.     WRITE-DOWN OF LONG-LIVED ASSETS

  The Company's long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such events or changes in circumstances are present, the Company assesses the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management. The long-lived assets consist of fixed assets and real estate properties.

  Write-downs and impairment losses relating to long-lived assets recognized are as follows:

	Years ended December 31,
	2006(i)	2005	2004(ii)
Magna Racino™	$76,166	$—	$—
Residential development real estate	1,279	—	—
The Meadows	11,182	—	—
Gulfstream Park	—	—	26,252
The Maryland Jockey Club	—	—	433

	$88,627	$—	$26,685

  (i)
  The Company tested Magna Racino™'s long-lived assets for impairment upon completion of its 2007 business plan. The Company used an expected present value approach of estimated future cash flows, including a probability-weighted approach in considering the likelihood of possible outcomes, and external valuation reports to determine the fair value of the long-lived assets. Based on this analysis, a non-cash impairment charge of $76.2 million was required of the long-lived assets for the year ended December 31, 2006, which is included in the racing and gaming — European operations segment.

    On February 7, 2007 (refer to Note 23(d)), MID acquired all of the Company's interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million). Based on this transaction, which established a fair value for the land, the Company recognized a non-cash impairment loss of $1.3 million related to this parcel of residential development land for the year ended December 31, 2006, which is included in the real estate and other operations segment.

    On November 14, 2006, the Company completed The Meadows transaction, which established fair values of certain assets of The Meadows. Accordingly, the Company performed impairment testing of these assets as of the date immediately prior to completion of the transaction. Based on this analysis, the Company recognized a non-cash impairment loss of $11.2 million of The Meadows' long-lived assets for the year ended December 31, 2006, which is included in the racing and gaming — Northern U.S. operations segment (refer to Note 5(b)).

  (ii)
  During the year ended December 31, 2004, the Company commenced a major redevelopment of its Gulfstream Park racetrack and demolished certain long-lived assets. As a result, the Company recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets in connection with the redevelopment, which is included in the racing and gaming — Florida operations segment.

    During the year ended December 31, 2004, the Company also commenced the redevelopment of the racing surfaces at Laurel Park. As a result, the Company recognized a non-cash write-down of $0.4 million related to Laurel Park's long-lived assets in connection with the redevelopment, which is included in the racing and gaming — Maryland operations segment.

9.     REAL ESTATE PROPERTIES

  Real estate properties consist of the following:

	December 31,
	2006	2005
Revenue-producing racing real estate
Cost
Land and improvements	$213,070	$213,321
Buildings	634,667	509,057
Construction in progress	19,024	119,247

	866,761	841,625
Accumulated depreciation
Buildings	(178,510)	(95,338)

Revenue-producing racing real estate, net	688,251	746,287

Excess racing real estate	96,951	96,303

Development real estate
Cost
Land and improvements	45,737	45,332
Construction in progress	5,096	3,155

Development real estate	50,833	48,487

Revenue-producing non-racing real estate
Cost
Land and improvements	6,521	6,187
Buildings	3,410	3,723

	9,931	9,910
Accumulated depreciation
Buildings	(72)	(74)

Revenue-producing non-racing real estate, net	9,859	9,836

Non-core real estate
Cost
Land and improvements	—	2,482
Buildings	—	71

	—	2,553
Accumulated depreciation
Buildings	—	(53)

Non-core real estate, net	—	2,500

	$845,894	$903,413

  Included in revenue-producing racing real estate properties are land and improvements and buildings under capital leases with a cost of $45.6 million (December 31, 2005 — $45.6 million) and accumulated depreciation of $8.9 million (December 31, 2005 — $6.8 million). Also, included in revenue-producing racing real estate properties are land and improvements and buildings related to The Meadows that are being accounted for using the financing method of accounting (refer to Note 5(b)) with a cost of $7.9 million (December 31, 2005 — $20.5 million) and accumulated depreciation of $1.0 million (December 31, 2005 — $4.3 million).

  The classifications of properties above represent the Company's current intentions with respect to future use (e.g. development or sale).

10.   FIXED ASSETS

  Fixed assets consist of the following:

	December 31,
	2006	2005
Revenue-producing racing fixed assets
Cost
Machinery and equipment	$96,526	$65,046
Furniture and fixtures	77,263	50,723

	173,789	115,769
Accumulated depreciation
Machinery and equipment	(36,387)	(26,286)
Furniture and fixtures	(44,325)	(30,327)

Revenue-producing racing fixed assets, net	93,077	59,156

Revenue-producing non-racing fixed assets
Cost
Furniture and fixtures	584	236

	584	236
Accumulated depreciation
Furniture and fixtures	(520)	(153)

Revenue-producing non-racing fixed assets, net	64	83

	$93,141	$59,239

  Included in revenue-producing racing fixed assets are machinery and equipment and furniture and fixtures under capital leases with a cost of $1.9 million (December 31, 2005 — $1.9 million) and accumulated depreciation of $1.7 million (December 31, 2005 — $1.6 million). Also, included in revenue-producing racing fixed assets are machinery and equipment and furniture and fixtures related to The Meadows that are being accounted for using the financing method of accounting (refer to Note 5(b)) with a cost of $1.0 million (December 31, 2005 — $3.4 million) and accumulated depreciation of $0.7 million (December 31, 2005 — $1.8 million).

11.   OTHER ASSETS

  Other assets consist of the following:

	December 31,
	2006	2005
Deferred development costs	$1,026	$5,356
Goodwill	1,706	413
Fair value of interest rate swaps (note 18(c))	439	586
Long-term receivables	379	1,036
Equity investments	233	5,878
Other	881	733

	$4,664	$14,002

12.   INCOME TAXES

  (a)
  The provision (benefit) for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:

	Years ended December 31,
	2006	2005	2004
Expected provision:
Federal statutory income tax rate (35%)	$(32,308)	$(36,121)	$(37,047)
State income tax, net of federal benefit	287	314	586
Tax losses not benefited (utilized)	6,439	28,969	30,760
Foreign rate differentials	9,230	848	58
Change in enacted income tax rates	—	—	(5,225)
Foreign dividends	1,255	1,599	1,894
Non-deductible expenses	2,847	2,980	4,524
Tax on capital gain on like-kind exchange of property	2,853	—	—
Taxable gain on related party property sale	3,351	—	—
Other	(1,078)	172	(489)

Income tax benefit	$(7,124)	$(1,239)	$(4,939)

    At December 31, 2006, the Company had United States and Austrian federal income tax loss carry-forwards totaling approximately $242.2 million. Of the $242.2 million in loss carry-forwards at December 31, 2006, $78.8 million have no expiration date and the remainder expire as follows:

Years:
2008 to 2010	$3,100
2012 to 2018	4,700
2020 to 2026	155,600

$163,400

    There are annual limitations on the utilization of certain loss carry-forwards subject to expiration.

    The Company also has U.S. state income tax loss carry-forwards available.

  (b)
  The details of the earnings (loss) from continuing operations before income taxes by jurisdiction are as follows:

	Years ended December 31,
	2006	2005	2004
United States	$702	$(77,307)	$(84,940)
Foreign	(93,009)	(25,896)	(20,916)

	$(92,307)	$(103,203)	$(105,856)

  (c)
  The details of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2006	2005	2004
Current income tax provision
United States	$1,651	$774	$663
Foreign	3,205	219	302

	4,856	993	965

Future income tax provision (benefit)
United States	(180)	(76)	42
Foreign	(11,800)	(2,156)	(5,946)

	(11,980)	(2,232)	(5,904)

	$(7,124)	$(1,239)	$(4,939)

  (d)
  Future income taxes have been provided on temporary differences, which consist of the following:

	Years ended December 31,
	2006	2005	2004
Tax deferral on sale of real estate	$—	$(570)	$1,956
Amortization of purchase accounting fair value increments, for tax purposes in excess of book	1,134	1,131	1,928
Non-deductibility of interest expense	(4,196)	—	—
Tax gain in excess of book gain on disposal of real estate property	(3,502)	(198)	(1,635)
Tax benefit of loss carry-forwards	(3,528)	(28,948)	(31,269)
Asset impairment write-down	(14,602)	—	—
Increase in valuation allowance	9,615	27,553	30,902
Change in enacted income tax rates	—	—	(5,225)
Other	3,099	(1,200)	(2,561)

	$(11,980)	$(2,232)	$(5,904)

  (e)
  Future tax assets and liabilities consist of the following temporary differences:

	December 31,
	2006	2005
Assets
Real estate properties tax value in excess of book value	$22,671	$13,269
Tax benefit of loss carry-forwards
Pre-acquisition	3,525	3,525
Post-acquisition	95,726	96,863
Tax benefit of charitable contribution carry-forward	1,629	1,400
Benefit of various tax credit carry-forwards	3,682	2,749

	127,233	117,806

Valuation allowance
Valuation allowance against tax basis of loss carry-forwards
Pre-acquisition	(3,349)	(3,349)
Post-acquisition	(70,670)	(59,451)
Valuation allowance against tax basis of real estate properties in excess of book value	(9,994)	(9,994)
Valuation allowance against tax benefit of credit carry-forwards	(832)	—

Future tax assets	$42,388	$45,012

Liabilities
Real estate properties book basis in excess of tax basis	$55,684	$69,043
Other assets book basis in excess of tax basis	25,415	20,553
Foreign branch tax deferral and other	10,007	12,006

Future tax liabilities	$91,106	$101,602

  (f)
  Income taxes paid in cash were $5.4 million for the year ended December 31, 2006 (for the year ended December 31, 2005 — $4.2 million; for the year ended December 31, 2004 — $2.9 million).

13.   BANK INDEBTEDNESS

  (a)
  On July 26, 2006, the Company amended its senior secured revolving credit facility by increasing the maximum permitted borrowings for general corporate purposes to $50.0 million and providing for an additional $14.0 million to finance the Company's purchase of the remaining 70% equity interest of AmTote (refer to Note 4). On November 14, 2006, as required under this amended credit facility, the Company permanently reduced the outstanding borrowings by repaying $39.0 million from proceeds on The Meadows transaction, such that the remaining maximum permitted borrowings were $25.0 million. On December 22, 2006, the Company further amended the credit facility to extend the maturity date to March 30, 2007, to make an additional $15.0 million available, to revise certain financial performance covenants and to increase the applicable interest rate. With the additional amount available, the maximum permitted borrowings under the credit facility is $40.0 million.

    The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. In addition, the Company has pledged the shares of its wholly-owned subsidiary that owns AmTote. At December 31, 2006, the Company had no borrowings under the credit facility (December 31, 2005 — $27.3 million) but had issued letters of credit totaling $24.7 million (December 31, 2005 — $21.7 million), such that $15.3 million was unused and available.

    The loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. The weighted average interest rate on the loans outstanding under the credit facility at December 31, 2006 was nil given no outstanding borrowings (December 31, 2005 — 9.3%).

  (b)
  On December 4, 2006, a wholly-owned subsidiary of the Company that owns and operates Santa Anita Park entered into a $10.0 million revolving loan arrangement under its existing credit facility. The revolving loan agreement matures on October 8, 2007. The revolving loan agreement is guaranteed by the Company's wholly-owned subsidiary, the Los Angeles Turf Club,

    Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. ("SAC") and a pledge of all of the outstanding capital stock of LATC and SAC. At December 31, 2006, the Company had borrowings under the revolving loan agreement of $6.5 million (December 31, 2005 — nil) such that $3.5 million was unused and available. Borrowings under the revolving loan agreement bear interest at the U.S. Prime rate. The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at December 31, 2006 was 8.25% (December 31, 2005 — nil).

  (c)
  On July 31, 2006, one of the Company's European subsidiaries amended and extended its bank term line of credit of Euros 2.5 million and its bank term loan of Euros 2.9 million. The amendments to the agreement included converting the two facilities into one bank term loan, requiring the repayment of Euros 0.9 million on July 31, 2006, extending the term to July 31, 2007 and requiring a further repayment of Euros 0.7 million on January 31, 2007. The bank term loan bears interest at the Euro Overnight Index Average ("EONIA") rate plus 1.1% per annum, which was 4.8% at December 31, 2006. A European subsidiary has provided two first mortgages on real estate as security for this bank term loan. At December 31, 2006, the amount outstanding under the fully drawn bank term loan is Euros 4.5 million (U.S. $5.9 million) and is included in "long-term debt due within one year" on the consolidated balance sheets. At December 31, 2005, the amount outstanding under the bank term line of credit of Euros 2.5 million (U.S. $3.0 million) is included in "bank indebtedness" on the consolidated balance sheets.

14.   DEBT AND COMMITMENTS

  (a)
  The Company's long-term debt consists of the following:

	December 31,
	2006	2005
Term loan facility, bearing interest at LIBOR plus 2.0% per annum (6.7% at December 31, 2006; 6.3% at December 31, 2005) with a maturity date of October 7, 2007, subject to a further extension at the Company's option to October 7, 2009. The facility is guaranteed by LATC and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. At December 31, 2006, the term loan is fully drawn and is repayable in monthly principal amounts of $417 thousand until maturity.	$64,167	$69,167
Term loan facility of Euros 15.0 million, bearing interest at 4.0% per annum with a maturity date of February 9, 2007, secured by a pledge of land and a guarantee by the Company (refer to Note 23(c) ).	19,794	17,761
Term loan facility of Euros 15.0 million, bearing interest at the three-month Euro Interbank Offered Rate ("EURIBOR") plus 2.0% per annum (5.5% at December 31, 2006; 4.3% at December 31, 2005) with a maturity date of December 31, 2007, secured by a first and second mortgage on land in Austria owned by the European subsidiary.	19,794	17,761
Obligation to pay $18.3 million on exercise of either the put or call option to acquire the remaining voting and equity interests in The Maryland Jockey Club ("MJC"), bearing interest at the six-month LIBOR (5.4% at December 31, 2006; 4.6% at December 31, 2005). The Company can exercise the call option at any time during the period starting 48 months and ending 60 months after November 27, 2002 (the date on which MJC was acquired), and the put option can be exercised by the other party at any time during the first five years after November 27, 2002.	18,312	18,312
Capital leases (imputed interest rate of 8.5%) maturing April 1, 2027, secured by buildings and improvements at Lone Star Park at Grand Prairie.	15,519	15,520
Construction loan facility of up to $16.6 million with the general contractor for the reconstruction of the racetrack facilities at Gulfstream Park. The loan matures on April 14, 2007 and may be extended at the lender's option to July 31, 2008. The loan bears interest at the U.S. Prime rate plus 0.40% per annum (8.65% at December 31, 2006) and may be repaid at any time, in whole or in part without penalty. Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by the Company. The Company repaid $2.0 million using proceeds from The Meadows transaction on November 14, 2006.	10,617	—

Term loan facility, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (8.0% at December 31, 2006; 7.0% at December 31, 2005), with a maturity date of December 15, 2019. The term loan is repayable in quarterly principal and interest payments. The loan is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of MJC.	9,187	9,608
Term loan facilities, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (8.0% at December 31, 2006; 7.0% at December 31, 2005) until December 1, 2008, with a maturity date of December 1, 2013. On December 1, 2008, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loans are repayable in quarterly principal and interest payments. The loans are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of MJC.	6,874	13,698
Bank term loan of Euros 2.9 million at December 31, 2005, bearing interest at EURIBOR plus 0.625% per annum (3.1% at December 31, 2005). The term loan was due July 2006, but was amended and extended in conjunction with the bank term line of credit of Euros 2.5 million (refer to Note 13(c)). The amendments included converting the two facilities into one bank term loan, requiring the repayment of Euros 0.9 million on July 31, 2006, extending the term to July 31, 2007 and requiring a further repayment of Euros 0.7 million on January 31, 2007. Bank term loan at December 31, 2006 bears interest at EONIA rate plus 1.1% per annum (4.8% at December 31, 2006). A European subsidiary has provided two first mortgages on real estate properties as security for this facility.	5,938	3,442
Term loan facility, bearing interest at 7.0% per annum until June 7, 2007, with a maturity date of June 7, 2017. On June 7, 2007 and June 7, 2012, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The term loan is callable on December 31, 2011. The loan is secured by a deed of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of MJC.	4,030	4,274
Term loan facilities of $1.75 million and $1.25 million bearing interest at the U.S. Prime rate plus 1.25% per annum (9.5% at December 31, 2006) with monthly principal repayments of $29 thousand and $21 thousand, respectively. The term loan facilities are due April 30, 2007. The loans are secured by all of AmTote's assets up to $1.75 million and $1.25 million, respectively.	2,448	—
Revolving term loan facility of $3.0 million, bearing interest at the U.S. Prime rate plus 1.0% per annum (9.25% at December 31, 2006) with interest payable monthly. The revolving term loan facility is due April 30, 2007. The loan is secured by all of AmTote's assets up to $3.0 million.	1,957	—
Other loans to various subsidiaries from various banks and city governments, including equipment loans and a term loan, with interest rates ranging from 4.0% to 8.1%.	976	1,110

	$179,613	$170,653
Less: due within one year	(85,754)	(32,382)

	$93,859	$138,271

    At December 31, 2006, the Company is in compliance with all of these long-term debt agreements and related financial covenants.

    The overall weighted average interest rate on long-term debt, long-term debt due to parent and convertible subordinated notes at December 31, 2006 was 8.3% (December 31, 2005 — 7.4%; December 31, 2004 — 6.6%).

  (b)
  Future principal repayments on long-term debt at December 31, 2006 are as follows:

2007	$85,754
2008	6,720
2009	55,873
2010	1,786
2011	4,366
Thereafter	25,114

$179,613

  (c)
  Included within the above schedule of future principal repayments of long-term debt (Note 14(b)) are obligations under capital leases. Future minimum annual lease payments under the capital leases in effect at December 31, 2006 are as follows:

2007	$1,452
2008	1,452
2009	1,452
2010	1,452
2011	1,452
Thereafter	27,060

Total payments	34,320
Less: capital lease minimum payments representing interest	(18,801)

Present value of lease payments	$15,519

  (d)
  Interest expense and interest income include:

	Years ended December 31,
	2006	2005	2004
Interest cost, gross	$65,828	$39,639	$26,747
Less: Interest capitalized	(2,633)	(5,864)	(4,043)

Interest expense	63,195	33,775	22,704
Interest income	(2,493)	(949)	(754)

Interest expense, net	$60,702	$32,826	$21,950

    Interest capitalized relates to real estate properties under development.

    Interest paid in cash for the year ended December 31, 2006 was $39.1 million (for the year ended December 31, 2005 — $29.9 million; for the year ended December 31, 2004 — $25.1 million).

15.   CONVERTIBLE SUBORDINATED NOTES

  (a)
  8.55% Convertible Subordinated Notes

    In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2006, all the notes remained outstanding.

    The Company incurred issue expenses of $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

  (b)
  7.25% Convertible Subordinated Notes

    In December 2002, the Company issued $75.0 million of 7.25% convertible subordinated notes which mature on December 15, 2009. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after December 21, 2005, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after December 21, 2005 and before December 15, 2007, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2006, all the notes remained outstanding.

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

  (b)
  Changes in the Class A Subordinate Voting Stock and Class B Stock for the years ended December 31, 2006, 2005 and 2004 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value
Issued and outstanding at December 31, 2003	48,679,796	$317,028	58,466,056	$394,094	107,145,852	$711,122
Issued on exercise of stock options	175,000	852	—	—	175,000	852
Issued under the Long-term Incentive Plan	24,000	123	—	—	24,000	123

Issued and outstanding at December 31, 2004	48,878,796	318,003	58,466,056	394,094	107,344,852	712,097
Issued under the Long-term Incentive Plan	16,567	102	—	—	16,567	102

Issued and outstanding at December 31, 2005	48,895,363	318,105	58,466,056	394,094	107,361,419	712,199
Issued under the Long-term Incentive Plan	159,264	982	—	—	159,264	982

Issued and outstanding at December 31, 2006	49,054,627	$319,087	58,466,056	$394,094	107,520,683	$713,181

  Loss Per Share

  (c)
  The following table is a summary of the elements used in calculating basic and diluted loss per share (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Years ended December 31,
	2006	2005	2004
Net loss from continuing operations	$(85,183)	$(101,964)	$(100,917)
Net income (loss) from discontinued operations	(2,168)	(3,329)	5,281

Net loss	$(87,351)	$(105,293)	$(95,636)

Weighted average shares outstanding	107,461,394	107,356,108	107,323,300
Net effect of dilutive instruments(i)	—	—	—

Diluted weighted average shares outstanding	107,461,394	107,356,108	107,323,300

Earnings (loss) per share:
Basic and Diluted
Continuing operations	$(0.79)	$(0.95)	$(0.94)
Discontinued operations	(0.02)	(0.03)	0.05

Loss per share	$(0.81)	$(0.98)	$(0.89)

    (i)
    As a result of the net loss for the years ended December 31, 2006, 2005 and 2004, options to purchase 4,905,000 shares (for the year ended December 31, 2005 — 4,827,500; for the year ended December 31, 2004 — 4,500,500), notes convertible into 30,100,124 shares (for the years ended December 31, 2005 and 2004 — 30,100,124) and 179,769 performance share awards (for the year ended December 31, 2005 — 199,471; for the year ended December 31, 2004 — nil) have been excluded from the computation of diluted earnings (loss) per share since their effect is anti-dilutive.

  Maximum Shares

  (d)
  The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options, convertible subordinated notes and performance shares issued and outstanding as at December 31, 2006 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	49,055
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,905
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
Performance share awards of Class A Subordinate Voting Stock	180

142,706

  Long-term Incentive Plan

  (e)
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

    During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which awards performance shares of Class A Subordinate Voting Stock under the Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards is based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors. These performance shares vested over a six or eight month period to December 31, 2005 and are distributable, subject to certain conditions, in two equal installments. The first distribution occurred prior to March 31, 2006 and the second distribution is to occur on or about March 31, 2007. During the year ended December 31, 2005, 201,863 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and 2,392 performance share awards were issued with a nominal stated value. At December 31, 2005, there were 199,471 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and no non-vested performance share awards. For the year ended December 31, 2006, 131,751 of these vested performance awards were issued with a stated value of $0.8 million and 4,812 were forfeited. Accordingly, there are 62,908 vested performance shares remaining to be issued under this 2005 incentive compensation arrangement. The compensation expense related to these performance shares was approximately $1.3 million for the year ended December 31, 2005.

    For 2006, the Company continued the incentive compensation program as described in the immediately preceding paragraph. The program is similar in all respects except that the 2006 performance shares vest over a 12 month period to December 31, 2006 and will be distributed, subject to certain conditions, on or about March 31, 2007. For the year ended December 31, 2006, 161,099 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance share awards were issued with a nominal stated value and 42,622 performance share awards were forfeited. At December 31, 2006, there were 116,861 performance share awards vested with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share and no non-vested performance share awards. The compensation expense related to these performance shares was approximately $0.8 million for the year ended December 31, 2006. At December 31, 2006, there is no unrecognized compensation expense related to these performance shares as all the performance share awards were vested.

    For the year ended December 31, 2006, 25,896 shares (for the year ended December 31, 2005 — 14,175 shares; for the year ended December 31, 2004 — 24,000 shares) with a stated value of $0.2 million (for the year ended December 31, 2005 — $0.1 million; for the year ended December 31, 2004 — $0.1 million) were issued to Company directors in payment of services rendered.

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

    Information with respect to shares under option is as follows (number of shares subject to option in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option			Weighted Average Exercise Price
	2006	2005	2004	2006	2005	2004
Balance, Beginning of Year	4,827,500	4,500,500	4,841,500	$6.14	$6.18	$6.14
Granted	200,000	720,000	200,000	5.25	6.55	6.41
Exercised	—	—	(175,000)	—	—	4.87
Forfeited(i)	(122,500)	(393,000)	(366,000)	6.96	7.39	6.30

Balance, End of Year	4,905,000	4,827,500	4,500,500	$6.08	$6.14	$6.18

(i)
For the years ended December 31, 2006, 2005 and 2004, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited for the years ended December 31, 2006, 2005 and 2004 were subsequently reissued.

    Information regarding stock options outstanding is as follows:

	Options Outstanding			Options Exercisable
	2006	2005	2004	2006	2005	2004
Number	4,905,000	4,827,500	4,500,500	4,412,968	4,127,715	3,909,430
Weighted average exercise price	$6.08	$6.14	$6.18	$6.08	$6.07	$6.14
Weighted average remaining contractual life (years)	4.2	5.1	5.6	3.8	4.5	5.3

    At December 31, 2006, the 4,905,000 stock options outstanding had exercise prices ranging from $3.91 to $7.24 per share. The average fair value of the stock option grants for the year ended December 31, 2006 was $2.26 (for the year ended December 31, 2005 — $2.94; for the year ended December 31, 2004 — $2.38) using the Black-Scholes option valuation model. The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2006	2005	2004
Risk free interest rates	4.4%	4.0%	3.0%
Dividend yields	—	—	0.84%
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.510	0.547	0.574
Weighted average expected life (years)	4.00	4.00	4.00

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

    The compensation expense recognized for the year ended December 31, 2006 related to stock options was approximately $1.4 million (for the years ended December 31, 2005 and 2004 — nil). At December 31, 2006, the total unrecognized compensation expense related to stock options is $0.7 million, which is expected to be recognized into expense over a period of 3.8 years.

    Prior to implementation of SFAS 123(R) on January 1, 2006, pro-forma information regarding net loss and loss per share was required under SFAS 123 and was determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The Company's SFAS 123 pro-forma net loss and the related per share amounts for the years ended December 31, 2005 and 2004 are as follows:

	Years ended December 31,
	2005	2004
Net loss, as reported	$(105,293)	$(95,636)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(877)	(972)

Pro-forma net loss	$(106,170)	$(96,608)

Loss per share
Basic — as reported	$(0.98)	$(0.89)
Basic — pro-forma	$(0.99)	$(0.90)

Diluted — as reported	$(0.98)	$(0.89)
Diluted — pro-forma	$(0.99)	$(0.90)

    For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

    For the year ended December 31, 2006, the Company recognized total compensation expense of $2.3 million (for the year ended December 31, 2005 — $1.4 million; for the year ended December 31, 2004 — $0.1 million) relating to performance share awards, director compensation and stock options under the Plan.

17.   FOREIGN CURRENCY TRANSLATION ADJUSTMENT

  Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. During the year ended December 31, 2006, the Company incurred unrealized foreign currency translation gains of $3.1 million, primarily from the strengthening of the Euro and Canadian dollar against the U.S. dollar (an unrealized loss of $15.0 million for the year ended December 31, 2005; an unrealized gain of $15.6 million for the year ended December 31, 2004).

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

    Cash and cash equivalents, restricted cash, accounts receivable, due from parent, bank indebtedness, accounts payable, accrued salaries and wages, customer deposits, other accrued liabilities and due to parent

    Due to the short period to maturity of these instruments, the carrying values as presented in the consolidated balance sheets are reasonable estimates of fair value.

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

    During the year ended December 31, 2005, the Company entered into an interest rate swap contract with a major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 7.05% on a notional amount of $10.0 million under the SAC facility, reduced by monthly amounts of $60 thousand until maturity. The maturity date of the contract is October 7, 2007.

    During the year ended December 31, 2004, the Company entered into an interest rate swap contract with the same major financial institution. Under the terms of the contract, the Company receives a LIBOR based variable interest rate and pays a fixed rate of 5.38% on a notional amount of 40% of the outstanding balance under the SAC facility, reduced by monthly amounts of $167 thousand until maturity. The maturity date of the contract is October 31, 2007.

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

    The Company's interest rate swaps are an asset of approximately $0.4 million at December 31, 2006 (December 31, 2005 — $0.6 million), which is included in "other assets, net" (refer to Note 11) in the consolidated financial statements, using current interest rates.

    The Company expects to reclassify approximately $0.4 million before income taxes, or $0.3 million after income taxes, of the amount included in accumulated comprehensive income (loss) as of December 31, 2006, into net interest expense over the next twelve months.

    Otherwise, the Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

19.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields, Bay Meadows and San Luis Rey Downs; (2) Florida operations include Gulfstream Park's racing and gaming operations and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland OTB network; (4) Southern United States operations include Lone Star Park, Remington Park's racing and gaming operations and its OTB network; (5) Northern United States operations include The Meadows and its OTB network, Thistledown, Great Lakes Downs, Portland Meadows, Multnomah Greyhound Park and the Oregon OTB network and the North American production and sales operations for StreuFex™; (6) European operations include Magna Racino™ and the European production and sales operations for StreuFex™; and (7) Technology operations include XpressBet®, HorseRacing TV™, MagnaBet™, RaceONTV™, AmTote and the Company's equity investment in Racing World Limited. The Corporate and other segment includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment has also been further segmented to reflect the sale of Non-Core Real Estate and other real estate operations which includes the Company's residential housing development. Comparative amounts reflected in segment information for the years ended December 31, 2005 and 2004 and as of December 31, 2005 for MagnaBet™ and RaceONTV™ have been reclassified from European operations to Technology operations.

  The Company uses revenues and earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA") as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, operating and financial performance of companies within the horse racing industry in a meaningful and consistent manner as EBITDA eliminates the effects of financing and capital structures, which vary between companies. Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (loss) as a measure of the Company's operating results or cash flows, or as a measure of liquidity.

  The accounting policies of each segment are the same as those described in note 2 to these consolidated financial statements. The following summary presents key information by operating segment:

	Years ended December 31,
	2006	2005	2004
Revenues
California operations(i)	$206,745	$195,527	$264,777
Florida operations	90,962	74,542	80,035
Maryland operations	116,412	111,252	102,521
Southern U.S. operations	138,472	89,793	91,008
Northern U.S. operations(i)	90,562	92,532	94,039
European operations	10,525	9,708	7,146
Technology operations	51,522	34,196	29,920

	705,200	607,550	669,446
Corporate and other	339	116	936
Eliminations	(8,346)	(7,881)	(7,926)

Total racing and gaming operations	697,193	599,785	662,456

Sale of real estate	—	—	16,387
Other	4,946	4,643	4,550

Total real estate and other operations	4,946	4,643	20,937

Total revenues	$702,139	$604,428	$683,393

	Years ended December 31,
	2006(ii)	2005	2004(iii)
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations(i)	$18,012	$16,674	$25,366
Florida operations	(81)	(254)	(17,987)
Maryland operations	7,605	4,956	4,903
Southern U.S. operations	12,784	4,665	3,915
Northern U.S. operations(i)	(13,140)	(191)	(2,265)
European operations	(86,923)	(15,153)	(15,411)
Technology operations	(10,114)	(8,657)	(8,350)

	(71,857)	2,040	(9,829)
Corporate and other	(27,698)	(24,071)	(27,597)
Predevelopment, pre-opening and other costs	(14,159)	(11,882)	(20,508)
Gain on sale of intangible assets related to The Meadows	126,374	—	—

Total racing and gaming operations	12,660	(33,913)	(57,934)

Sale of real estate	—	—	9,625
Other	(363)	(224)	(1,935)

Total real estate and other operations	(363)	(224)	7,690

Total EBITDA	$12,297	$(34,137)	$(50,244)

    (i)
    For the year ended December 31, 2004, the California operations segment included the operations of Bay Meadows, the facility lease for which expired on December 31, 2004. Bay Meadows' revenues were $60.6 million and earnings before interest, income taxes, depreciation and amortization were $4.9 million for the year ended December 31, 2004.

    For the year ended December 31, 2004, the Northern U.S. operations segment included the operations of Multnomah Greyhound Park in Portland, Oregon, the facility lease for which expired on December 31, 2004. Multnomah Greyhound

    Park's revenues were $3.4 million and loss before interest, income taxes, depreciation and amortization was $2.4 million for the year ended December 31, 2004.

    (ii)
    For the year ended December 31, 2006, Northern U.S. operations includes a non-cash write-down of long-lived assets of $11.2 million related to The Meadows, European operations includes a non-cash write-down of long-lived assets of $76.2 million related to Magna Racino™ and other real estate operations includes a non-cash write-down of long-lived assets of $1.3 million related to non-core real estate in Aurora, Ontario, Canada.

    (iii)
    For the year ended December 31, 2004, the Florida operations segment includes a non-cash write-down of long-lived assets of $26.3 million and the Maryland operations segment includes a non-cash write-down of long-lived assets of $0.4 million.

	December 31,
	2006	2005
Total Assets
California operations	$309,443	$295,066
Florida operations	361,550	303,069
Maryland operations	171,135	178,022
Southern U.S. operations	141,213	140,786
Northern U.S. operations	46,913	58,037
European operations	55,624	132,021
Technology operations	41,625	18,198

	1,127,503	1,125,199
Corporate and other	85,498	108,606

Total racing and gaming operations	1,213,001	1,233,805

Non-Core Real Estate	—	2,500
Other	33,884	28,072

Total real estate and other operations	33,884	30,572

Total assets from continuing operations	1,246,885	1,264,377
Total assets held for sale	—	61,185
Total assets from discontinued operations	—	89,082

Total assets	$1,246,885	$1,414,644

	Years ended December 31,
	2006	2005	2004
Real estate properties and fixed asset additions
Racing and gaming operations	$88,548	$148,548	$136,238
Real estate and other operations	900	622	1,816

Total real estate properties and fixed asset additions	$89,448	$149,170	$138,054

  Reconciliation of EBITDA to Net Loss

	Year ended December 31, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$12,660	$(363)	$12,297
Interest expense (income), net	61,241	(539)	60,702
Depreciation and amortization	43,703	199	43,902

Loss from continuing operations before income taxes	$(92,284)	$(23)	(92,307)

Income tax benefit			(7,124)

Net loss from continuing operations			(85,183)
Net loss from discontinued operations			(2,168)

Net loss			$(87,351)

	Year ended December 31, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA loss from continuing operations	$(33,913)	$(224)	$(34,137)
Interest expense (income), net	33,274	(448)	32,826
Depreciation and amortization	36,017	223	36,240

Income (loss) from continuing operations before income taxes	$(103,204)	$1	(103,203)

Income tax benefit			(1,239)

Net loss from continuing operations			(101,964)
Net loss from discontinued operations			(3,329)

Net loss			$(105,293)

	Year ended December 31, 2004
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(57,934)	$7,690	$(50,244)
Interest expense (income), net	23,040	(1,090)	21,950
Depreciation and amortization	33,601	61	33,662

Income (loss) from continuing operations before income taxes	$(114,575)	$8,719	(105,856)

Income tax benefit			(4,939)

Net loss from continuing operations			(100,917)
Net income from discontinued operations			5,281

Net loss			$(95,636)

  Geographic Segments

  Revenues by geographic segment of the Company are as follows:

	Years ended December 31,
	2006	2005	2004
United States	$680,917	$586,970	$659,186
Canada	110	—	4,128
Europe	21,112	17,458	20,079

	$702,139	$604,428	$683,393

  Real estate properties, fixed assets, racing licenses and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

	December 31,
	2006	2005
United States	$983,071	$947,765
Canada	10,312	10,944
Europe	60,184	127,813

Total from continuing operations	1,053,567	1,086,522
Total assets held for sale	—	58,466
Total from discontinued operations	—	78,517

	$1,053,567	$1,223,505

20.   TRANSACTIONS WITH RELATED PARTIES

  (a)
  The Company's indebtedness and long-term debt due to parent consists of the following:

	December 31,
	2006	2005
Bridge loan facility, including accrued interest and commitment fees payable of nil (December 31, 2005 — $0.6 million)(i)	$—	$72,060
Gulfstream Park project financing-Tranche 1, including long-term accrued interest payable of $16.5 million (December 31, 2005 — $3.7 million)(ii)	131,350	93,646
Gulfstream Park project financing-Tranche 2, including long-term accrued interest payable of $0.4 million (December 31, 2005 — nil)(iii)	18,617	—
Remington Park project financing, including long-term accrued interest payable of $0.4 million (December 31, 2005 — $0.3 million)(iv)	30,391	19,854

	$180,358	$185,560
Less: due within one year	(3,108)	(72,060)

	$177,250	$113,500

    (i)
    Bridge Loan Facility

    In July 2005, a subsidiary of MID provided to the Company a non-revolving bridge loan facility of up to $100.0 million available in three tranches. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company and a third arrangement fee of $0.5 million was paid when the third tranche was made available to the Company. On July 26, 2006, the Company amended and extended the facility and the bridge loan maturity date was extended from August 31, 2006 to December 5, 2006. In connection with the amendments on July 26, 2006, there was an extension fee of $0.5 million (0.5% of the amount of the bridge loan). There was a commitment fee of 1.0% per year on the undrawn portion of the maximum amount of the loan commitment, payable quarterly in arrears. At the Company's option, the loan bore interest either at: (1) floating rate, with annual interest equal to the greater of (a) U.S. Base rate, as announced from time to time, plus 5.5% and (b) 9.0% (with interest in each case payable monthly in arrears); or (2) fixed rate, with annual interest equal to the greater of: (a) LIBOR plus 6.5% and (b) 9.0%, subject to certain conditions. The overall weighted average interest rate on the advances under the bridge loan at December 31, 2006 was nil as no amounts remained outstanding under the bridge loan facility (December 31, 2005 — 10.9%). The bridge loan was secured by substantially all of the assets of the Company and guaranteed by certain subsidiaries of the Company. The guarantees were secured by first ranking security over the lands owned by The Meadows (ahead of the Gulfstream Park project financing as described in Note 20(a)(ii) and (iii) below), second ranking security over the lands owned by Golden Gate Fields (behind an existing third party lender) and third ranking security over the lands owned by Santa Anita Park (behind existing third party lenders). In addition, the Company had pledged the shares and licenses of certain subsidiaries (or provided negative pledges where a pledge was not available due to regulatory constraints or due to a prior pledge to an existing third party lender). As security for the loan, the Company had also assigned all inter-company loans made between the Company and its subsidiaries and all insurance proceeds to the lender, and taken out title insurance for all real property subject to registered security. The bridge loan was cross-defaulted to all other obligations of the Company and its subsidiaries to the lender and to the Company's other principal indebtedness. The security over the lands owned by The Meadows had the same rank in priority as to the same types of security provided for in the loan related to the reconstruction of facilities at Gulfstream Park.

    On September 29, 2006, the Company further amended the bridge loan. The maximum permitted borrowings under the bridge loan were increased by $19.0 million to a total of $119.0 million. An arrangement fee of $0.2 million was paid in connection with these amendments to the bridge loan.

    For the year ended December 31, 2006, $37.7 million was advanced under the bridge loan, $111.8 million was repaid and $5.7 million of net loan origination costs were amortized, such that at December 31, 2006 no amounts remained outstanding under the bridge loan. In addition, for the year ended December 31, 2006, $9.7 million (for the year ended December 31, 2005 — $2.5 million) of commitment fees and interest expense were incurred related to the bridge loan, of which no amounts (December 31, 2005 — $0.6 million) remained outstanding at December 31, 2006.

    Under an amendment to the bridge loan, the Company was required to place $13.0 million from the Flamboro Downs sale proceeds, and such additional amounts as necessary to ensure that future Gulfstream Park construction costs can be funded, into escrow with MID.

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

    (ii)
    Gulfstream Park Project Financing — Tranche 1

    In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in Note 20(a)(iv) below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest was deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company's subsidiaries that own and operate Remington Park and the Palm Meadows Training Center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. For the year ended December 31, 2006, $24.9 million (for the year ended December 31, 2005 — $67.0 million; for the year ended December 31, 2004 — $26.4 million) was advanced and $12.8 million (for the year ended December 31, 2005 — $3.6 million; for the year ended December 31, 2004 — $0.1 million) of interest was accrued on this loan, such that at December 31, 2006, $134.8 million was outstanding under the Gulfstream Park loan, including $16.5 million of accrued interest (December 31, 2005 — $3.7 million). Net loan origination expenses of $3.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (iii)
    Gulfstream Park Project Financing — Tranche 2

    On July 26, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized. Beginning January 1, 2007, this tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under this tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments. For the year ended December 31, 2006, $18.8 million (for the years ended December 31, 2005 and 2004 — nil) was advanced and $0.4 million (for the years ended December 31, 2005 and 2004 — nil) of interest was accrued on this loan, such that at December 31, 2006, $19.4 million was outstanding under this tranche, including $0.4 million (December 31, 2005 — nil) of accrued interest. Net loan origination expenses of $0.8 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    On December 22, 2006, the Gulfstream Park project financing agreement was further amended to add a new tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. To December 31, 2006, there were no drawings on this tranche.

    (iv)
    Remington Park Project Financing

    In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, payment of interest was deferred. Commencing January 1, 2007, the Company will make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions. For the year ended December 31, 2006, $12.5 million (for the year ended December 31, 2005 — $20.7 million; for the year ended December 31, 2004 — nil) was advanced, $3.2 million (for the year ended December 31, 2005 — $0.3 million; for the year ended December 31, 2004 — nil) of interest was accrued and $5.0 million was repaid on this loan, such that at December 31, 2006, $31.7 million was outstanding under the Remington Park loan, including $0.4 million (December 31, 2005 — $0.3 million) of accrued interest. Net loan origination expenses of $1.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (v)
    Future principal repayments on the indebtedness and long-term debt due to parent at December 31, 2006 are expected to occur as follows:

2007	$3,108
2008	1,838
2009	2,037
2010	2,256
2011	2,499
Thereafter	168,620

$180,358

  (b)
  At December 31, 2006, $6.5 million (December 31, 2005 — $13.7 million) of the funds the Company placed into escrow with MID remains in escrow.

  (c)
  A subsidiary of the Company had an option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan. The option agreement expired on December 15, 2006, and accordingly, the Company expensed approximately $3.0 million of deferred development costs incurred in pursuit of the Romulus, Michigan racing license.

  (d)
  On November 1, 2006, a wholly-owned subsidiary of the Company sold its interest in the entity that owns and operates the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna for a sale value of Euros 30.0 million (U.S. $38.3 million). The Company received cash proceeds of approximately Euros 13.2 million (U.S. $16.9 million), net of transaction costs, and approximately Euros 16.8 million (U.S. $21.4 million) of debt was assumed by Magna. The gain on sale of Fontana Golf Club of approximately $20.9 million, net of tax, is reported as a contribution of equity. A subsidiary of MID received a fee of $0.2 million (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan agreement with MID.

  (e)
  On August 25, 2006, a wholly-owned subsidiary of the Company completed the sale of the Magna Golf Club located in Aurora, Ontario, Canada to Magna for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs. The Company recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of the Company's carrying value of the assets disposed over their fair values at the date of disposition. A subsidiary of MID received a fee of Cdn. $0.2 million (1% of the net sale proceeds) as consideration for waiving repayment rights under the bridge loan agreement with MID.

    On August 25, 2006, in conjunction with the sale of the Magna Golf Club, the Company entered into an access agreement with Magna for the use of the Magna Golf Club's golf course and the clubhouse meeting, dining and other facilities. The agreement, which expires on August 25, 2011, required a payment of $0.3 million.

  (f)
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

  (g)
  During the year ended December 31, 2005, a wholly-owned subsidiary of the Company sold to Mr. Frank Stronach, the Chairman of the Board and a Director of the Company, two housing lots and a housing unit. These sales were in the normal course of operations of the Company and the total sales price for these properties was $1.4 million. The gain on the sale of the properties of approximately $0.7 million, net of tax, is reported as a contribution of equity.

  (h)
  On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario, Canada. The agreement, which was retroactive to January 1, 2004, ended on August 25, 2006 as a result of the sale of the Magna Golf Club (refer to Note 20(e)) and stipulated an annual fee of Cdn. $5.0 million. For the year ended December 31, 2006, $2.9 million (for the year ended December 31, 2005 — $4.1 million; for the year ended December 31, 2004 — $3.9 million) has been recognized in discontinued operations related to this agreement.

  (i)
  On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at the Fontana Golf Club in Oberwaltersdorf, Austria. The agreement, which was retroactive to March 1, 2004, ended on November 1, 2006 as a result of the sale of the Fontana Golf Club (refer to Note 20(d)) and stipulated an annual fee of Euros 2.5 million. For the year ended December 31, 2006, $2.6 million (for the year ended December 31, 2005 — $3.1 million; for the year ended December 31, 2004 — $3.2 million) has been recognized in discontinued operations related to this agreement.

  (j)
  During the period from January 1, 2006 to July 26, 2006, the Company paid $2.1 million (for the year ended December 31, 2005 — $2.4 million; for the year ended December 31, 2004 — $1.8 million) of rent for totalisator equipment and fees for totalisator services to AmTote, a company in which the Company had a 30% equity interest up to July 26, 2006.

  (k)
  During the year ended December 31, 2006, the Company incurred $3.8 million (for the year ended December 31, 2005 — $4.5 million; for the year ended December 31, 2004 — $4.3 million) of rent for facilities and central shared and other services to Magna and its subsidiaries.

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

  (c)
  The Company has letters of credit issued with various financial institutions of $2.0 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $24.7 million.

  (d)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At December 31, 2006, these indemnities amounted to $9.4 million with expiration dates through 2007.

  (e)
  At December 31, 2006, the Company had commitments under operating leases requiring minimum annual rental payments for the years ending December 31 as follows:

2007	$6,368
2008	5,074
2009	4,390
2010	4,130
2011	2,262
Thereafter	6,446

$28,670

    Commitments under operating leases do not include contingent rental payments.

    For the year ended December 31, 2006, payments under these operating leases amounted to approximately $9.4 million (for the year ended December 31, 2005 — $4.2 million; for the year ended December 31, 2004 — $9.1 million). The Company also rents or leases certain totalisator equipment and services, for which the annual payments are contingent upon handle, live race days and other factors. The Company's rent expense relating to the totalisator equipment and services was $5.0 million for the year ended December 31, 2006 (for the year ended December 31, 2005 — $5.2 million; for the year ended December 31, 2004 — $5.5 million).

    The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. The Company is obligated to pay rent based on minimum annual rental payments ranging from $470 thousand to $503 thousand plus one-half of one percent of the pari-mutuel wagers made at the track in excess of $187.0 million during the racing season and one percent of gaming revenue in excess of $60.0 million. The percentage rent was not applicable for the years ended December 31, 2006, 2005 and 2004.

    The Company owns an approximate 22% interest in the real property upon which Portland Meadows is located, and also owns the long-term rights to operate the facility pursuant to an operating lease. The operating lease requires the Company to pay rent equal to one percent of the wagers made at the track (including wagers on both live and import races), and also an additional percentage of revenues for other activities as follows: (a) one percent of revenues for horse-related activities, including simulcasting of horse races during the non-live season, (b) five percent of revenues not related to horse racing up to $800 thousand, and (c) three percent of revenues not related to horse racing in excess of $800 thousand. As the owner of approximately 22% interest in the real property, the Company receives approximately 22% of the rent payments, which are applied to the rental payments made by the Company in order to reduce rent expense which is reflected in racing and gaming operating costs on the consolidated statements of operations and comprehensive loss.

    The racetrack and associated land under capital leases at Lone Star Park are included in the Grand Prairie Metropolitan Utility and Reclamation District ("GPMURD"). MEC Lone Star, L.P., a wholly-owned subsidiary of the Company, entered into an agreement with GPMURD, whereby it is required to make certain payments to GPMURD in lieu of property taxes. Such payments include amounts necessary to cover GPMURD operating expenses and debt service for certain bonds issued by GPMURD to fund improvements on the land up to the debt service requirements. The Company expensed $2.1 million of such payments for the year ended December 31, 2006 (for the year ended December 31, 2005 — $1.8 million; for the year ended December 31, 2004 — $2.0 million).

  (f)
  Contractual commitments outstanding at December 31, 2006, which related to construction and development projects, amounted to approximately $5.7 million.

  (g)
  On November 16, 2006, we opened the slots facility at Gulfstream Park and are proceeding with plans to make additional slot machines available in 2007. The Company proceeded with the development of the slots facility at Gulfstream Park despite an August 2006 decision rendered by the Florida District Court of Appeals First District that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. The Florida Supreme Court has yet to confirm whether it will hear the matter. The Company believes that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect, and accordingly, the Company is proceeding with the slots facility development.

  (h)
  In October 2003, the Company signed a Letter of Intent to explore the possibility of a joint venture between Forest City Enterprises, Inc. ("Forest City") and various affiliates of the Company, anticipating the development of a portion of the Gulfstream Park racetrack property. Forest City paid $2.0 million to the Company in consideration for its right to work exclusively with the Company on this project. This deposit has been included in "other accrued liabilities" on the Company's consolidated balance sheets. In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The $2.0 million deposit received to date from Forest City shall constitute the final $2.0 million of the initial capital contribution. The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to December 31, 2006, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at December 31, 2006, approximately $13.9 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

  (i)
  In April 2004, the Company signed a Letter of Intent to explore the possibility of joint ventures between Caruso Affiliated and certain affiliates of the Company to develop certain undeveloped lands surrounding Santa Anita Park and Golden Gate Fields racetracks. Upon execution of this Letter of Intent, the Company agreed to fund 50% of approved pre-development costs in accordance with a preliminary business plan for each of these projects, with the goal of entering into operating agreements. As at December 31, 2006, the Company has expended approximately $6.3 million on this initiative, of which $4.2 million was paid during the year ended December 31, 2006. These amounts have been recorded as "real estate properties, net" on the Company's consolidated balance sheets. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however to December 31, 2006, the Company has not made any such payments. On September 28, 2006, certain of the Company's affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces.

22.   OTHER LONG-TERM LIABILITIES

  (a)
  Other long-term liabilities consist of the following:

	December 31,
	2006	2005
Finance obligation (note 5(b))	$12,816	$—
Pension liability	2,714	453
Postretirement liability	460	—
Deferred gain	220	210
Other	1,274	1,039

	$17,484	$1,702

  (b)
  Employee Defined Benefit Pension Plans

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

    The Company's subsidiary, AmTote, which is consolidated in the Company's results from July 26, 2006 (refer to Note 4) sponsors two pension plans for union employees. Retirement benefits for the pension plans are funded entirely by AmTote. Normal retirement for one of the pension plans is age 65 with at least 30 years of service and normal retirement for the other pension plan is age 65 with at least five years of service. Funding requirements comply with federal requirements that are imposed by law.

    The net periodic pension cost of the Company includes the following components:

	Years ended December 31,
	2006	2005	2004
Components of net periodic pension cost:
Service cost	$588	$532	$437
Interest cost on projected benefit obligation	837	690	685
Expected return on plan assets	(807)	(631)	(600)
Amortization of prior service cost	18	18	18
Amortization of net loss	87	115	28

Net periodic pension cost	$723	$724	$568

    The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Years ended December 31,
	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$14,592	$14,104	$11,711
Plans acquired through acquisition of AmTote	4,971	—	—
Service cost	588	532	437
Interest cost	837	690	685
Benefits paid	(643)	(623)	(569)
Actuarial (gains) losses	(993)	(111)	1,840
Settlements	(285)	—	—

Benefit obligation at end of year	19,067	14,592	14,104

Change in plan assets:
Fair value of plan assets at beginning of year	11,349	10,688	9,962
Plans acquired through acquisition of AmTote	4,091	—	—
Actual return on plan assets	1,159	840	825
Company contributions	682	444	470
Benefits paid	(643)	(623)	(569)
Settlements	(285)	—	—

Fair value of plan assets at end of year	16,353	11,349	10,688

Funded status of plan (underfunded)	(2,714)	(3,243)	(3,416)
Unrecognized net gain	—	2,790	3,243

Net pension liability	$(2,714)	$(453)	$(173)

    The asset allocation for the Company's defined benefit pension plans at the end of December 31, 2006, 2005 and 2004 are as follows:

	December 31,
	2006	2005	2004
Debt securities	51%	64%	67%
Equity securities	46%	36%	33%
Real estate	3%	—	—

	100%	100%	100%

    Assumptions used in determining the funded status of the defined benefit pension plans are as follows:

	Years ended December 31,
	2006	2005	2004
Weighted average discount rate	5.0 – 6.5%	5.0%	5.0%
Weighted average rate of increase in compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return	6.0 – 9.0%	6.0%	6.0%

    The expected rate of return on plan assets was determined by considering the Company's current investment mix and the historical and expected future performance of these investment categories.

    The measurement date and related assumptions for the funded status of the Company's pension plans are as of December 31.

  (c)
  Postretirement Benefit Plan

    One of the Company's subsidiaries, AmTote, which is consolidated in the Company's results from July 26, 2006 (refer to Note 4) also sponsors a postretirement group medical plan for Tier 1 union employees who retire after the age of 53 with 13 years of service. The coverage terminates at age 65. For union plan participants who retired prior to September 1, 1994, coverage is fully provided by AmTote, whereas union plan participants retiring subsequent to September 1, 1994, are required to make certain contributions to obtain coverage. For Tier 1 employees retiring between April 15, 2004 and June 30, 2006, the coverage is replaced by a Company contribution towards the cost of private insurance. For Tier 1 employees retiring after June 30, 2006, postretirement will no longer be available.

    The net periodic benefit cost of the Company for the year ended December 31, 2006 is shown below. The Company did not have any postretirement benefit plans for the years ended December 31, 2005 and 2004.

Year ended December 31, 2006
Components of net periodic benefit cost:
Service cost	$1
Interest cost on projected benefit obligation	13
Amortization of net loss	63

Net periodic benefit cost	$77

    The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

Year ended December 31, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$—
Plan acquired through acquisition of AmTote	495
Service cost	1
Interest cost	13
Benefits paid	(52)
Actuarial gains	3

Benefit obligation at end of year	460

Change in plan assets:
Fair value of plan assets at beginning of year	—
Company contributions	52
Benefits paid	(52)

Fair value of plan assets at end of year	—

Funded status of plan (underfunded) and net postretirement liability	$(460)

    Assumptions used in determining the funded status of the postretirement plan are as follows:

Year ended December 31, 2006
Weighted average discount rate	6.5%
Health care cost trend assumed for next year	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%
Year that the rate reaches the ultimate trend rate	2009

    The measurement date and related assumptions for the underfunded status of the Company's postretirement plan are as of December 31.

  (d)
  Expected Contributions and Future Benefit Payments

    The expected contributions and future benefit payments of the Company's defined benefit pension plans and postretirement plan are as follows:

	Defined Benefit Pension Plans	Postretirement Plan	Total
Expected employer contributions — 2007	$1,043	$109	$1,152

Expected benefit payments
2007	$1,255	$109	$1,364
2008	1,328	89	1,417
2009	1,088	82	1,170
2010	1,100	61	1,161
2011	922	46	968
2012-2016	6,299	103	6,402

	$11,992	$490	$12,482

  (e)
  The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $4.9 million in the year ended December 31, 2006 (year ended December 31, 2005 — $4.0 million; year ended December 31, 2004 — $5.0 million). The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which the Company's employees participate.

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

  (f)
  The Company offers a 401(k) plan (the "401(k) Plan") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the 401(k) Plan. Discretionary matching contributions are determined each year by the Company. The Company contributed $1.2 million in the year ended December 31, 2006 (year ended December 31, 2005 — $0.8 million; year ended December 31, 2004 — $1.5 million) to the 401(k) Plan.

23.   SUBSEQUENT EVENTS

  (a)
  On March 4, 2007, the Company entered into a series of customer-focused agreements with CDI in order to enhance wagering integrity and security, to own and operate HRTV™, to buy and sell horse racing content and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group LLC ("TrackNet Media"), the finalization of a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV™. TrackNet Media is the vehicle through which the Company's and CDI's horse racing content will be made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through the Company's and CDI's respective outlets. Under the reciprocal content swap agreement, the Company and CDI will exchange their respective horse racing signals.

  (b)
  On February 21, 2007, the Company filed a shelf registration statement on Form S-3 (the "U.S. Registration Statement") with the United States Securities and Exchange Commission (the "SEC") and a preliminary short form base shelf prospectus (the "Canadian Prospectus") with the securities commissions in each of the Provinces in Canada (collectively, the "Canadian Securities Commissions"). After the U.S. Registration Statement is declared effective by the SEC and the Canadian Prospectus receives a final receipt by the Canadian Securities Commissions, the Company will be able to offer to sell up to U.S. $500.0 million of equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings.

  (c)
  On February 9, 2007, the Company repaid in full a term loan facility of Euros 15.0 million (U.S. $19.8 million), which was scheduled to mature on that date.

  (d)
  On February 7, 2007, MID acquired all of the Company's interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million) and a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of U.S. $20.0 million. In addition, the Company has been granted a profit participation right in respect of each property under which it is entitled to receive 15% of net proceeds from any sale or development after MID achieves a 15% internal rate of return.

  (e)
  On January 18, 2007, the Company announced that the 2007 race meet will be the last meet that MI Racing, Inc. will run at Great Lakes Downs. For the year ended December 31, 2006, Great Lakes Downs incurred a loss before income taxes of $1.8 million.

MAGNA ENTERTAINMENT CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Amounts in thousands, U.S. dollars)

				Costs Capitalized Subsequent to Acquisition				Gross Amount at which Carried at Close of Period
		Initial Costs to Company				Foreign Exchange Impact								Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
EXCESS REAL ESTATE
Racing Operations
Santa Anita Park (Arcadia, California, U.S.A.)	52,781	52,500	—	—	281	—	—	52,500	281	52,781	—	n/a	1998	n/a
Gulfstream Park (Hallandale, Florida, U.S.A.)(i)	13,234	14,201	—	(967)	—	—	—	13,234	—	13,234	—	n/a	1999	n/a
Lone Star Park (Grand Prairie, Texas, U.S.A.)	—	4,245	—	—	—	—	—	4,245	—	4,245	—	n/a	2002	n/a
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)	10,900	10,900	—	—	—	—	—	10,900	—	10,900	—	n/a	2002	n/a
MEC Grundstucksentwicklumgs GmbH (Niederoesterreich, Austria)	—	9,974	—	3,651	—	2,166	—	15,791	—	15,791	—	n/a	1996	n/a
REAL ESTATE HELD FOR DEVELOPMENT
Racing Operations
Dixon Downs (Dixon, California, U.S.A.)	—	6,584	—	12,105	22	—	—	18,689	22	18,711	—	n/a	2001	n/a
Ocala (Ocala, Florida, U.S.A.)	8,426	7,227	—	1,199	—	—	—	8,426	—	8,426	—	n/a	2002	n/a
Real Estate Operations
New York, U.S.A.	—	725	—	2,265	—	—	—	2,990	—	2,990	—	n/a	1998	n/a
Palm Meadows Estates (Boynton, Florida, U.S.A.)	—	7,488	—	2,920	—	—	—	10,408	—	10,408	—	n/a	2000	n/a
Ontario, Canada(ii)	—	2,334	—	6,313	—	1,651	—	10,298	—	10,298	—	n/a	1997	n/a

	74,441	116,178	—	27,486	303	3,817	—	147,481	303	147,784	—

(i) The following provides a reconciliation of the total amount at which real estate was carried at the beginning of the year to the amount shown in the column "Gross Amount at which Carried at Close of Period":
Gulfstream Park (Hallandale, Florida, U.S.A.)
Balance, beginning of year	$14,201
Deductions during the year:
Cost of real estate sold	(967)

Balance, close of year	$13,234

(ii) On February 7, 2007, MI Developments Inc. acquired all of the Company's interests and rights in the Ontario, Canada parcel of residential development land for cash consideration of Cdn. $12.0 million (U.S. $10.1 million). Based on this transaction, which established a fair value for the land, the Company recognized a non-cash impairment loss of $1.3 million related to this parcel of residential development land for the year ended December 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process defined to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this evaluation of the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934) as of December 31, 2006, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

        Based on this evaluation carried out, as of December 31, 2006, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the U.S. Securities Exchange Act of 1934) are effective.

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Ernst & Young LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 9A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Magna Entertainment Corp.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Magna Entertainment Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Magna Entertainment Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Magna Entertainment Corp. maintained effective internal control over financial reporting as at December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Magna Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magna Entertainment Corp. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a).

Toronto, Canada
March 7, 2007	Chartered Accountants

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management — Executive Officers", "The Board of Directors and Committees of the Board — Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2006.

Item 11. Executive Compensation

        The information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board — Directors' Compensation", "The Board of Directors and Committees of the Board — Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required herein is incorporated by reference from the sections of our Proxy Statement titled "Equity-Based Compensation Plan Information" and "Security Ownership", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2006.

Item 13. Certain Relationships and Related Transactions

        The information required herein is incorporated by reference from the section of our Proxy Statement titled "Certain Relationships and Related Transactions", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2006.

Item 14. Principal Accountant Fees and Services

        The information required herein is incorporated by reference from the section of our Proxy Statement titled "Principal Accountant Fees and Services", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2006.

Part IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  Financial Statements and Schedule

        The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2006 are included in Part II, Item 8 of this Annual Report:

  Report of the Independent Auditors
  Consolidated Statements of Operations and Comprehensive Loss
  Consolidated Statements of Cash Flows
  Consolidated Balance Sheets
  Consolidated Statements of Changes in Shareholders' Equity
  Notes to the Consolidated Financial Statements
  Schedule III — Real Estate and Accumulated Depreciation

  (b)
  Exhibits

        Please refer to the exhibit index below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2007.

MAGNA ENTERTAINMENT CORP.
By:	/s/ MICHAEL NEUMAN Michael Neuman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ MICHAEL NEUMAN Michael Neuman	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007
By:	/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 14, 2007
By:	/s/ MARY LYN SEYMOUR Mary Lyn Seymour	Vice-President and Controller (Principal Accounting Officer)	March 14, 2007
By:	/s/ JERRY D. CAMPBELL Jerry D. Campbell	Director	March 14, 2007
By:	/s/ JOSEPH DE FRANCIS Joseph De Francis	Director	March 14, 2007
By:	/s/ LOUIS E. LATAIF Louis E. Lataif	Director	March 14, 2007
By:	/s/ WILLIAM J. MENEAR William J. Menear	Director	March 14, 2007
By:	/s/ DENNIS MILLS Dennis Mills	Director	March 14, 2007
By:	/s/ FRANK STRONACH Frank Stronach	Chairman and Director	March 14, 2007
By:	/s/ CHARLIE J. WILLIAMS Charlie J. Williams	Director	March 14, 2007

EXHIBIT INDEX

        The following documents are filed as part of this Annual Report.

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.1 of the registrant's Report on Form 8-K filed on March 16, 2000).
3.2	By-Laws of Magna Entertainment Corp. (incorporated herein by reference to the corresponding exhibit number of the registrant's Report on Form 10-Q filed on May 10, 2004).
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated by reference to exhibit 4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791).
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and The Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009. (incorporated herein by reference to exhibit 4.1 to registrant's registration statement on Form S-3 filed January 31, 2003 (File number 333-102889)).
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated herein by reference to exhibit 4.1 of the registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368)).
10.1	Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the exhibit 10.7 of the registrant's Registration Statement on Form S-1/A originally filed on February 14, 2000 (File number 333-94791)).
10.2	Magna Entertainment Corp. Long-Term Incentive Plan (incorporated herein by reference to exhibit 10.11 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.3	Amendment No. 1 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit 10.21 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.4	Amendment No. 2 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit 10.22 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.5	Amendment No. 3 to the Term Loan Credit Agreement dated as of November 1, 2001, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6	Option Agreement dated November 27, 2002 by and among the Company, Joseph LLC, Karin LLC, Joseph A. De Francis and Karin M. De Francis (incorporated herein by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on December 12, 2002). (Exhibit A to this Agreement has been omitted but will be furnished supplementally to the Commission upon request.)
10.7	Employment Agreement between the Company and Blake Tohana dated July 1, 2003 (incorporated herein by reference to exhibit 10.29 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.8	Loan Agreement dated March 5, 2004 between MEC Grundstucksentwicklungs GmbH and Raiffeisenlandesbank Niederosterreich-Wien AG in the amount of Euro 15,000,000 (incorporated herein by reference to exhibit 10.1 to the registrant's Form 10-Q for the Quarter ended March 31, 2004).
10.9	Term Loan Credit Agreement dated as of October 8, 2004 between Wells Fargo Bank, National Association and The Santa Anita Companies, Inc. (incorporated herein by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on October 14, 2004).
10.10	Form of Election for Performance Shares in Lieu of Guaranteed Bonus for W. Thomas Hodgson, Jim McAlpine, Donald Amos, Paul Cellucci, Blake Tohana and certain other employees of the Registrant (incorporated herein by reference to exhibit 10.1 of the Registrant's Report on Form 8-K filed on May 9, 2005).
10.11	Form of Indemnity Agreement dated as of October 31, 2005 (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on November 2, 2005).
10.12	Amended and Restated Credit Agreement between the Registrant and the Bank of Montreal, et al., dated as of July 22, 2005 (incorporated herein by reference to exhibit 10.5 to the registrant's Report on Form 10-Q filed on November 9, 2005).
10.13	First Amending Agreement made as of the 1st day of February, 2006 between the registrant and MID Islandi SF, et al (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on February 9, 2006).
10.14	Separation Agreement between the registrant and W. Thomas Hodgson dated March 31, 2006 (incorporated herein by reference to exhibit 10.3 of the registrant's Report on Form 10-Q filed on May 9, 2006).
10.15	Consulting Agreement made as of April 30, 2006 among MEC Holdings (Canada) Inc., the registrant, McAlpine Capital Advisors Inc. and Jim McAlpine (incorporated herein by reference to exhibit 10.2 of the registrant's Report on Form 10-Q filed on August 9, 2006).
10.16	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of July 22, 2005, between the registrant and the Bank of Montreal, et al, made as of July 26, 2006. (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.17	Second Amending Agreement to the Amended and Restated Credit Agreement, dated as of July 22, 2005, between the registrant and the Bank of Montreal, et al, made as of November 6, 2006. (incorporated herein by reference to exhibit 10.2 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.18	Second Amending Agreement made as of July 26, 2006 between the registrant and MID Islandi, sf., et al. (incorporated herein by reference to exhibit 10.3 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.19	Third Amending Agreement made as of September 26, 2006 between the registrant and MID Islandi SF, et al. (incorporated herein by reference to exhibit 10.4 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.20	Fourth Amending Agreement made as of September 29, 2006 between the registrant and MID Islandi SF, et al. (incorporated herein by reference to exhibit 10.5 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.21	Fifth Amending Agreement made as of November 6, 2006 between the registrant and MID Islandi SF, et al. (incorporated herein by reference to exhibit 10.6 of the registrant's Report on Form 10-Q filed on November 9, 2006).

10.22	Limited Liability Company Agreement of Santa Anita Associates, LLC between Santa Anita Commercial Enterprises, Inc. and Santa Anita Associates Holding Co., LLC, effective as of September 28, 2006 (incorporated herein by reference to exhibit 10.7 of the registrant's Report on Form 10-Q filed on November 9, 2006). (Portions of exhibit 10.7 marked with "xxx" are subject to a pending Confidential Treatment Request filed with the Secretary of the Securities and Exchange Commission and have been filed separately with the Securities and Exchange Commission.)
10.23	Letter Agreement between the Registrant and Donald Amos dated October 13, 2006. (incorporated herein by reference to Exhibit 10.8 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.24	Second Amended and Restated Loan Agreement made as of the 26th day of July, 2006 between Gulfstream Park Racing Association, Inc. and MID Islandi sf., et al. (incorporated herein by reference to Exhibit 10.9 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.25	Amended Stock Purchase Agreement dated as of July 26, 2006 amending the Stock Purchase Agreement, dated November 8, 2005 between the registrant and PA Meadows, LLC. (incorporated herein by reference to Exhibit 10.10 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.26	Post-Closing and Note Issuance Agreement, dated as of July 26, 2006 between the registrant and PA Meadows LLC. (incorporated herein by reference to Exhibit 10.11 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.27	Racing Services Agreement entered into as of July 26, 2006 by and among the registrant, MEC Pennsylvania Racing Services, Inc., Mountain Laurel Racing, Inc., Washington Trotting Association, Inc., MEC Pennsylvania Racing, Inc., MEC Pennsylvania Food Service, Inc., and MEC Racing Management (incorporated herein by reference to Exhibit 10.12 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.28	Share Purchase Agreement made as of October 31, 2006 between Fontana Beteiligungs GmbH and Magna Steyr Metalforming AG (incorporated herein by reference to Exhibit 10.1 of the registrant's Report on Form 8-K filed on November 7, 2006). (The schedules to this agreement (Schedule A — List of Capitalized Terms; Schedule B — Net Working Capital as of September 30, 2006; and Schedule C — Demerger Agreement) have not been included and will be furnished to Securities and Exchange Commission upon request.)
10.29	Asset Purchase Agreement made August 25, 2006 between Magna International Inc. as the Purchaser and MEC Holdings (Canada) Inc. as the Vendor (incorporated herein by reference to Exhibit 10.1 of the registrant's Report on Form 8-K filed on November 8, 2006). (The schedules to this agreement, which are listed in Section 1.6 of the agreement, have not been included and will be furnished to the Securities and Exchange Commission upon request.)
10.30	Third Amended and Restated Gulfstream Loan Agreement dated December 22, 2006 between Gulfstream Park Racing Association, Inc., MID Islandi SF, Remington Park, Inc., GPRA Thoroughbred Training Center, Inc. and the registrant (incorporated herein by reference to Exhibit 10.1 of the registrant's Report on Form 8-K filed on December 22, 2006).
10.31	Sixth Amending Agreement dated December 22, 2006 between the registrant and the Guarantors and Bank of Montreal (incorporated herein by reference to Exhibit 10.2 of the registrant's Report on Form 8-K filed on December 22, 2006).
10.32	Employment Agreement between the Company and Michael Neuman dated February 27, 2007 (incorporated herein by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on March 5, 2007).

10.33	March 4, 2007 Limited Liability Company Operating Agreement of HRTV, LLC between Churchill Downs Incorporated, Magna Entertainment Corp. and MEC HRTV HOLDCO LLC (incorporated herein by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on March 6, 2007).
10.34	March 4, 2007 Limited Liability Company Operating Agreement of TRACKNET MEDIA GROUP, LLC between Churchill Downs Incorporated, CD CONTENTCO HC, LLC, the registrant and MEC CONTENT HOLDCO LLC (incorporated herein by reference to exhibit 10.2 to the registrant's Report on Form 8-K filed on March 6, 2007).
10.35	Agreement of Purchase and Sale made February 7, 2007 between MI Developments (Maryland) Inc., MI Developments Inc. and Laurel Racing Association Limited Partnership.*
12	Statement re: Computation of Earnings to Fixed Charges.*
14	Code of Business Conduct.*
21	Subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP.*
24	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

QuickLinks

Part I
OUR BUSINESS
U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)
RISK FACTORS
Part II
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (U.S. dollars in thousands, except per share figures)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED BALANCE SHEETS (Refer to Note 1 — Going Concern) (U.S. dollars and share amounts in thousands)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Part III
Part IV
SIGNATURES
EXHIBIT INDEX