Form 10-K/A
period 2006-12-31
MAGNA ENTERTAINMENT CORP
filed 2007-03-28
CIK 1093273

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

Explanatory Note

        The Registrant is amending its Form 10-K, as originally filed on March 15, 2007, to replace pages 84 and 130 in order to add the signature of the Registrant's independent auditors.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Toronto, Canada March 7, 2007	/s/ ERNST & YOUNG LLP Ernst & Young LLP

1

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

Toronto, Canada March 7, 2007	/s/ ERNST & YOUNG LLP Ernst & Young LLP

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2007.

MAGNA ENTERTAINMENT CORP.
By:	/s/ MICHAEL NEUMAN Michael Neuman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ MICHAEL NEUMAN Michael Neuman	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2007
By:	/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 27, 2007
By:	/s/ MARY LYN SEYMOUR Mary Lyn Seymour	Vice-President and Controller (Principal Accounting Officer)	March 27, 2007
By:	* Jerry D. Campbell	Director
By:	* Joseph De Francis	Director
By:	* Louis E. Lataif	Director
By:	* William J. Menear	Director
By:	* Dennis Mills	Director
By:	* Frank Stronach	Chairman and Director
By:	* Charlie J. Williams	Director
*
The undersigned, by signing his name hereto, does hereby sign this Form 10-K/A on behalf of each person denoted above with an (*) asterisk pursuant to the powers of attorney filed as Exhibit 24 of the Form 10-K (file No. 000-30578) filed on March 15, 2007.

March 27, 2007.

By:	/s/ BLAKE S. TOHANA
Name:	Blake S. Tohana
Title:	Attorney-in-Fact

3

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

4

QuickLinks

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
EXHIBIT INDEX