Form 10-Q
period 2007-03-31
MAGNA ENTERTAINMENT CORP
filed 2007-05-10
CIK 1093273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

Commission File Number:   000-30578

MAGNA ENTERTAINMENT CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0208374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

337 Magna Drive, Aurora, Ontario, Canada  L4G 7K1

(Address of principal executive offices, including zip code)

(905) 726-2462

(Registrant’s telephone number, including area code)

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐   Accelerated Filer ☒   Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐     No ☒

The Registrant had 49,203,913 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of April 30, 2007.

MAGNA ENTERTAINMENT CORP.

PART I — FINANCIAL INFORMATION

Item 1.               Financial Statements

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

[Unaudited]

[U.S. dollars in thousands, except per share figures]

	Three months ended March 31,
	2007	2006
		(restated-note 7)
Revenues
Racing and gaming
Pari-mutuel wagering	$214,382	$230,419
Gaming	27,577	14,840
Non-wagering	40,382	30,792
	282,341	276,051
Real estate and other	1,833	1,475
	284,174	277,526
Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other	134,543	145,544
Gaming taxes, purses and other	16,679	6,921
Operating costs	90,042	80,502
General and administrative	16,542	16,776
	257,806	249,743
Real estate and other
Operating costs	1,118	1,346
General and administrative	179	21
	1,297	1,367
Predevelopment, pre-opening and other costs	530	1,434
Depreciation and amortization	10,414	9,949
Interest expense, net	12,501	13,414
Equity loss (income)	325	(18)
	282,873	275,889
Income from continuing operations before income taxes	1,301	1,637
Income tax benefit	(1,168)	(711)
Net income from continuing operations	2,469	2,348
Net loss from discontinued operations	—	(136)
Net income	2,469	2,212
Other comprehensive income (loss)
Foreign currency translation adjustment	746	1,687
Change in fair value of interest rate swap	(101)	74
Comprehensive income	$3,114	$3,973

Earnings per share for Class A Subordinate
Voting Stock or Class B Stock:
Basic and Diluted
Continuing operations	$0.02	$0.02
Discontinued operations	—	—
Earnings per share	$0.02	$0.02

Weighted average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding
during the period [in thousands]:
Basic	107,560	107,376
Diluted	137,813	138,261

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

[U.S. dollars in thousands]

	Three months ended March 31,
	2007	2006
		(restated-note 7)
Cash provided from (used for):

Operating activities of continuing operations
Net income from continuing operations	$2,469	$2,348
Items not involving current cash flows	10,314	14,225
	12,783	16,573
Changes in non-cash working capital balances	(29,259)	(24,726)
	(16,476)	(8,153)

Investing activities of continuing operations
Real estate property and fixed asset additions	(14,024)	(32,493)
Other asset disposals (additions)	(1,052)	86
Proceeds on disposal of real estate properties and fixed assets	1,640	1,437
Proceeds on real estate sold to parent	64,246	—
Proceeds on real estate sold to a related party	—	5,578
	50,810	(25,392)

Financing activities of continuing operations
Proceeds from bank indebtedness	15,000	—
Proceeds from advances and long-term debt with parent	9,927	42,133
Proceeds from issuance of long-term debt	275	—
Repayment of bank indebtedness	(6,515)	—
Repayment of long-term debt with parent	(2,100)	—
Repayment of long-term debt	(33,284)	(3,560)
	(16,697)	38,573

Effect of exchange rate changes on cash and cash equivalents	(97)	(68)
Net cash flows provided from continuing operations	17,540	4,960

Cash provided from (used for) discontinued operations
Cash flows provided from operating activities of discontinued operations	—	5,059
Cash flows used for investing activities of discontinued operations	—	(145)
Cash flows used for financing activities of discontinued operations	—	(5,727)
Net cash flows used for discontinued operations	—	(813)

Net increase in cash and cash equivalents during the period	17,540	4,147
Cash and cash equivalents, beginning of period	58,291	50,882
Cash and cash equivalents, end of period	$75,831	$55,029

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

[REFER TO NOTE 1 – GOING CONCERN]

[Unaudited]

[U.S. dollars and share amounts in thousands]

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$75,831	$58,291
Restricted cash	41,528	34,194
Accounts receivable	49,683	35,949
Due from parent	19,355	6,648
Income taxes receivable	2,771	580
Inventories	6,798	6,384
Prepaid expenses and other	12,995	8,884
	208,961	150,930
Real estate properties, net	825,627	845,894
Fixed assets, net	90,269	93,141
Racing licenses	109,868	109,868
Other assets, net	5,152	4,664
Future tax assets	42,813	42,388
	$1,282,690	$1,246,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$15,000	$6,515
Accounts payable	91,877	76,105
Accrued salaries and wages	10,371	8,792
Customer deposits	3,318	2,531
Other accrued liabilities	49,701	56,228
Long-term debt due within one year	64,373	85,754
Due to parent	3,188	3,108
Deferred revenue	9,285	6,098
	247,113	245,131
Long-term debt	82,427	93,859
Long-term debt due to parent	186,853	177,250
Convertible subordinated notes	221,709	221,437
Other long-term liabilities	17,440	17,484
Future tax liabilities	90,204	91,106
	845,746	846,267
Shareholders’ equity:
Class A Subordinate Voting Stock (Issued: 2007 – 49,259; 2006 – 49,055)	319,828	319,087
Class B Stock (Convertible into Class A Subordinate Voting Stock) (Issued: 2007 and 2006 - 58,466)	394,094	394,094
Contributed surplus	74,116	41,718
Other paid-in-capital	1,483	1,410
Accumulated deficit	(393,829)	(396,298)
Accumulated comprehensive income	41,252	40,607
	436,944	400,618
	$1,282,690	$1,246,885

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

[all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures]

1.              Going Concern

These consolidated financial statements of Magna Entertainment Corp. (the “Company”) have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and has an accumulated deficit of $393.8 million and a working capital deficiency of $38.2 million at March 31, 2007.  Accordingly, the Company’s ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain its obligations with respect to secured and unsecured creditors, none of which is assured.  During the year ended December 31, 2006, the Company completed asset sale transactions for proceeds totaling $269.4 million and during the three months ended March 31, 2007, the Company disposed of three real estate properties for proceeds totaling $65.1 million.  The Company is continuing to pursue other funding sources, which may include further asset sales, partnerships and raising capital through equity offerings, however, the successful realization of these efforts is not determinable at this time.  These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Seasonality

The Company’s racing business is seasonal in nature. The Company’s racing revenues and operating results for any quarter will not be indicative of the racing revenues and operating results for the year.  The Company’s racing operations have historically operated at a loss in the second half of the year, with the third quarter generating the largest operating loss.  This seasonality has resulted in large quarterly fluctuations in revenues and operating results.

Comparative Amounts

Certain of the comparative amounts have been reclassified to reflect discontinued operations.

Impact of Recently Issued Accounting Standards

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently reviewing SFAS 157, but has not yet determined the impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in income.  The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  The Company is currently reviewing SFAS 159, but has not yet determined the impact on the Company’s consolidated financial statements.

3.              Accounting Change

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  Effective January 1, 2007, the Company adopted the provisions of FIN 48 on a retroactive basis, which did not result in any charge to retained earnings as a cumulative effect of an accounting change or adjustment to the liability for unrecognized tax benefits.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

As of January 1, 2007, the Company had $2.0 million of unrecognized income tax benefits and $0.3 million of related accrued interest and penalties (net of any tax effect), all of which could ultimately reduce the Company’s effective tax rate.  The Company is currently under audit in Austria. Although it is not possible to accurately predict the timing of the conclusion of the audit, the Company does not anticipate that the Austrian audit relating to the years 2002 through 2004 will be completed by the end of 2007. Given the stage of completion of the audit, the Company does not currently estimate significant changes of unrecognized income tax benefits over the next year. In addition, the Company does not anticipate any other significant changes of unrecognized income tax benefits over the next year.

It is the Company’s continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. The Company did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2007 as the maximum interest and penalty period have elapsed.

As of January 1, 2007, the following tax years remained subject to examination by the major tax jurisdictions:

Major Jurisdictions	Open Years

Austria	2002 through 2006
Canada	2003 through 2006
United States	2003 through 2006

The Company is subject to income taxes in many state and local taxing jurisdictions in the U.S. and Canada, many of which are still open to tax examinations. Management does not believe these represent a significant financial exposure to the Company.

4.              Income Taxes

In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances.  The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to income from continuing operations before income taxes for the three months ended March 31, 2007 and 2006, resulting in an income tax benefit of $1.2 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.  The income tax benefit for the three months ended March 31, 2007 and 2006 primarily represents losses benefited in certain U.S. operations that are not included in the Company’s U.S. consolidated income tax return.

5.              Acquisition

On August 22, 2003, MEC Maryland Investments Inc. (“MEC Maryland”), a wholly-owned subsidiary of the Company, acquired a 30% equity interest in AmTote International, Inc. (“AmTote”) for a total cash purchase price, including transaction costs, of $4.3 million.  On July 26, 2006, MEC Maryland acquired the remaining 70% equity interest of AmTote for a total cash purchase price of $9.3 million, including transaction costs of $0.1 million, net of cash acquired of $5.5 million.  AmTote is a provider of totalisator services to the North American pari-mutuel industry with service contracts with over 70 North American racetracks and other wagering entities.  The results of AmTote have been consolidated from July 26, 2006 and are included in the racing and gaming – PariMax operations segment.  Prior to July 26, 2006, the results of AmTote were accounted for on an equity basis.

The purchase price has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital	$1,203
Fixed assets	12,008
Other assets	127
Goodwill	683
Long-term debt	(1,470)
Other long-term liabilities	(980)
Future tax liabilities	(2,224)
Net assets acquired and total purchase price, net of cash acquired	$9,347

The purchase price allocation for this acquisition and the impact of any pre-existing relationship per EITF 04-1, Accounting for Pre-existing Relationships between the Parties to a Business Combination, is preliminary and may be adjusted further as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

6.              Sale of The Meadows

On November 14, 2006, the Company completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively “The Meadows”), each a wholly-owned subsidiary of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC (“Oaktree” and together, with PA Meadows, LLC, “Millennium-Oaktree”).  On closing, the Company received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to the Company over a five-year period, subject to offset for certain indemnification obligations.  Under the terms of the holdback agreement, the Company agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC.  The Company also has entered into a racing services agreement whereby the Company will pay $50 thousand per annum and will continue to operate for its own account the racing operations at The Meadows for at least five years.  This transaction established fair values of the assets of The Meadows and accordingly, the Company recognized a non-cash impairment loss of $11.2 million related to the long-lived assets and a gain of $126.4 million related to the disposition of the intangible assets, representing the racing/gaming licenses during the year ended December 31, 2006.  Based on the terms of the racing services agreement and the holdback agreement, the sale of The Meadows’ real estate properties and fixed assets was not accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP as the Company was deemed to have a continuing interest in the transaction.  Accordingly, for accounting purposes, $12.8 million of the proceeds were deferred and recorded as “other long-term liabilities” on the accompanying consolidated balance sheets at December 31, 2006.  The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive income over the five-year term of the racing services agreement and/or at the point when the sale leaseback subsequently qualifies for sales recognition.  For the three months ended March 31, 2007, the Company recognized $0.4 million of the deferred proceeds in income, which is recorded as an offset to racing and gaming “general and administrative” expenses on the accompanying consolidated statements of operations and comprehensive income.  Given the indemnification obligations and other terms contained in the holdback agreement, the $25.0 million holdback agreement is considered continuing involvement and will be recognized in the consolidated financial statements upon the settlement of indemnification obligations and as payments are received.

7.              Discontinued Operations

[a]          On November 1, 2006, a wholly-owned subsidiary of the Company completed the sale of the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna International Inc. (“Magna”), a related party, for a sale value of Euros 30.0 million (U.S. $38.3 million), which included cash consideration of Euros 13.2 million (U.S. $16.9 million), net of transaction costs, and approximately Euros 16.8 million (U.S. $21.4 million) of debt assumed by Magna.  The gain at the date of disposition of approximately $20.9 million, net of tax, was recorded as a contribution of equity in contributed surplus on the accompanying consolidated balance sheets.

[b]         On August 25, 2006, a wholly-owned subsidiary of the Company completed the sale of the Magna Golf Club located in Aurora, Ontario, Canada to Magna, for cash consideration of Cdn. $51.8 million (U.S. $46.4 million), net of transaction costs.  The Company recognized an impairment loss of $1.2 million at the date of disposition equal to the excess of the Company’s carrying value of the assets disposed over their fair values at the date of disposition.  Of the sale proceeds, Cdn. $32.6 million (U.S. $29.3 million) was used to pay all amounts owing under certain loan agreements with Bank Austria Creditanstalt AG related to the Magna Golf Club.

[c]          On May 26, 2006, the Company completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain at the date of disposition of approximately $1.5 million.

[d]         The Company’s results of operations related to discontinued operations for the three months ended March 31, 2006 is as follows:

Three months ended
March 31,
2006
Results of Operations
Revenues	$3,944
Costs and expenses	2,676
1,268
Depreciation and amortization	701
Interest expense, net	657
Loss before income taxes	(90)
Income tax expense	46
Net loss	$(136)

The Company did not have any assets or liabilities related to discontinued operations at March 31, 2007 or December 31, 2006.

8.     Bank Indebtedness

[a]          The Company has a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was amended on March 29, 2007.  The amendments included extending the maturity date from March 30, 2007 to June 29, 2007 and modifying a financial performance covenant relating to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) maintenance.  The credit facility is available by way of U.S. dollar loans and letters of credit.  Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company.  At March 31, 2007, the Company had borrowings of $15.0 million (December 31, 2006 – nil) under the credit facility and had issued letters of credit totaling $24.7 million (December 31, 2006 - $24.7 million), such that $0.3 million was unused and available.

The loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate (“LIBOR”) plus 6%.  The weighted average interest rate on the loans outstanding under the credit facility at March 31, 2007 was 11.25% (December 31, 2006 – nil).

[b]         A wholly-owned subsidiary of the Company that owns and operates Santa Anita Park has a $10.0 million revolving loan arrangement under its existing credit facility with a U.S. financial institution, which matures on October 8, 2007.  The revolving loan agreement is guaranteed by the Company’s wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated (“LATC”) and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. (“SAC”) and a pledge of all of the outstanding capital stock of LATC and SAC.  At March 31, 2007, the Company had no borrowings under the revolving loan agreement (December 31, 2006 – $6.5 million).  Borrowings under the revolving loan agreement bear interest at the U.S. Prime rate.  The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at March 31, 2007 was nil given that there was no outstanding borrowings (December 31, 2006 – 8.25%).

9.     Capital Stock

[a]          Capital Stock

Changes in the Class A Subordinate Voting Stock and Class B Stock for the three months ended March 31, 2007 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of	Stated	Number of	Stated	Number of	Stated
	Shares	Value	Shares	Value	Shares	Value
Issued and outstanding at December 31, 2006	49,055	$319,087	58,466	$394,094	107,521	$713,181
Issued under the Long-term Incentive Plan	204	741	—	—	204	741
Issued and outstanding at March 31, 2007	49,259	$319,828	58,466	$394,094	107,725	$713,922

[b]         Maximum Shares

The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding as at March 31, 2007 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	49,259
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,739
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
142,564

10.       Other Paid-in-Capital

Changes in the other paid-in-capital for the three months ended March 31, 2007 and 2006 are shown in the following table:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$1,410	$—
Stock-based compensation	73	772
Balance at end of period	$1,483	$772

11.       Long-Term Incentive Plans

The Company’s Long-term Incentive Plan (the “Plan”) (adopted in 2000) allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 7.2 million shares of Class A Subordinate Voting Stock remain available to be issued under the Plan, of which 6.3 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 0.9 million are available for issuance pursuant to any other type of award under the Plan.

During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which awarded performance shares of Class A Subordinate Voting Stock under the Plan.  The number of shares of Class A Subordinate Voting Stock underlying the performance share awards were based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors of the Company.  These performance shares vested over a six or eight-month period to December 31, 2005 and were distributed, subject to certain conditions, in two equal installments.  The first distribution occurred in March 2006 and the second distribution occurred in March 2007.  At December 31, 2005, there were no non-vested performance share awards and there were 199,471 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share.  During the year ended December 31, 2006, 131,751 of these vested performance shares were issued with a stated value of $0.8 million and 4,812 performance share awards were forfeited (of which 73,443 vested performance shares were issued with a stated value of $0.5 million for the three months ended March 31, 2006).  Accordingly, at December 31, 2006, there were 62,908 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share.  During the three months ended March 31, 2007, all of these performance shares were issued with a stated value of $0.2 million.  At March 31, 2007, there are no performance shares remaining to be issued under the 2005 incentive compensation arrangement.  The Company recognized no compensation expense related to the 2005 incentive compensation arrangement for the three months ended March 31, 2007 and 2006.

For 2006, the Company continued the incentive compensation program as described in the immediately preceding paragraph.  The program was similar in all respects, except that the 2006 performance shares vested over a 12-month period to December 31, 2006 and were distributed, subject to certain conditions, prior to March 31, 2007.  For the year ended December 31, 2006, 161,099 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance shares were issued with a nominal stated value and 42,622 performance share awards were forfeited (of which 159,788 performance share awards were granted and no performance shares were issued or forfeited during the three months ended March 31, 2006).  Accordingly, at December 31, 2006, there were 116,861 performance share awards vested with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share.  During the three months ended March 31, 2007, 110,384 performance shares were issued with a stated value of $0.4 million and 6,477 performance share awards were forfeited.  At March 31, 2007, there are no performance shares remaining to be issued under the 2006 incentive compensation arrangement.  The Company recognized no compensation expense related to the 2006 incentive compensation arrangement for the three months ended March 31, 2007 and recognized approximately $0.3 million of compensation expense related to the 2006 incentive compensation arrangement for the three months ended March 31, 2006.

At March 31, 2007, there is no unrecognized compensation expense related to these performance share award arrangements.

For the three months ended March 31, 2007, 30,941 shares with a stated value of $0.1 million (for the three months ended March 31, 2006 – 25,896 shares with a stated value of $0.2 million) were issued to the Company’s directors in payment of services rendered.

The Company grants stock options to certain directors, officers, key employees and consultants to purchase shares of the Company’s Class A Subordinate Voting Stock. All of such stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant.  Generally, stock options under the Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation upon the occurrence of certain events specified in the stock option agreements entered into by the Company with each recipient of options.

Information with respect to shares subject to option at March 31, 2007 and 2006 is as follows (number of shares subject to option in the following tables are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2007	2006	2007	2006
Balance outstanding at January 1	4,905,000	4,827,500	$6.08	$6.14
Forfeited or expired[i]	(166,000)	—	6.74	—
Balance outstanding at March 31	4,739,000	4,827,500	$6.06	$6.14

[i]          For the three months ended March 31, 2007, options forfeited were primarily as a result of employment contracts being terminated and voluntary employee resignations.

	Options Outstanding		Options Exercisable
	2007	2006	2007	2006
Number	4,739,000	4,827,500	4,290,968	4,217,215
Weighted average exercise price	$6.06	$6.14	$6.06	$6.08
Weighted average remaining contractual life (years)	4.0	4.9	3.5	4.4

At March 31, 2007, the 4,739,000 stock options outstanding had exercise prices ranging from $3.91 to $7.24 per share.  The average fair value of the stock option grants for the three months ended March 31, 2007 and 2006 using the Black-Scholes option valuation model was not applicable given that there were no options granted during the respective periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Under an employment agreement with the Company, and subject to approval of the Board of Directors, the Chief Executive Officer of the Company is entitled to a grant of stock options to purchase 1,000,000 shares of the Company’s Class A Subordinate Voting Stock with an exercise price per share that is equal to the last sale price of Class A Subordinate Voting Stock on the Toronto Stock Exchange on the business day prior to the date of Board approval of the options granted.

The compensation expense recognized for the three months ended March 31, 2007 related to stock options is approximately $0.1 million (for the three months ended March 31, 2006 — $0.8 million).  At March 31, 2007, the total unrecognized compensation expense related to stock options is $0.6 million, which is expected to be recognized in expense over a period of 3.6 years.

For the three months ended March 31, 2007, the Company recognized total compensation expense of $0.2 million (for the three months ended March 31, 2006 - $1.1 million), relating to performance share awards, director compensation and stock options under the Plan.

12.       Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$2,469	$2,469	$2,348	$2,348
Net loss from discontinued operations	—	—	(136)	(136)
Net income	2,469	2,469	2,212	2,212
Interest, net of related tax on convertible subordinated notes	—	4,616	—	4,616
	$2,469	$7,085	$2,212	$6,828
Weighted average number of shares outstanding:
Class A Subordinate Voting Stock	49,094	79,347	48,910	79,795
Class B Stock	58,466	58,466	58,466	58,466
	107,560	137,813	107,376	138,261
Earnings per share:
Continuing operations	$0.02	$0.02	$0.02	$0.02
Discontinued operations	—	—	—	—
Earnings per share	$0.02	$0.02	$0.02	$0.02

13.       Transactions with Related Parties

[a]          The Company’s long-term debt and accrued interest payable due to parent consists of the following:

	March 31,	December 31,
	2007	2006
Gulfstream Park Project Financing
Tranche 1 [i]	$131,112	$131,350
Tranche 2 [ii]	20,879	18,617
Tranche 3 [iii]	7,773	—
Remington Park Project Financing [iv]	30,277	30,391
	190,041	180,358
Less: due within one year	(3,188)	(3,108)
	$186,853	$177,250

[i]             Gulfstream Park Project Financing – Tranche 1

In December 2004, certain of the Company’s subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MI Developments Inc. (“MID”) for the reconstruction of facilities at Gulfstream Park.  This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in note 13[a][iv] below.  The project financing was made by way of progress draw advances to fund reconstruction.  The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  The loan contains cross-guarantee, cross-default and cross-collateralization provisions.  The loan is guaranteed by the Company’s subsidiaries that own and operate Remington Park and the Palm Meadows Training Center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits.  During the three months ended March 31, 2007, the Company incurred interest expense of $3.4 million, repaid accrued interest of $2.3 million and repaid outstanding principal of $1.5 million, such that at March 31, 2007, $134.5 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable.  During the three months ended March 31, 2007, the Company amortized loan origination costs of $0.1 million, such that at March 31, 2007, $3.4 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

[ii]          Gulfstream Park Project Financing – Tranche 2

On July 26, 2006, certain of the Company’s subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines.  The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan.  Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche.  The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park’s total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche.  A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on July 26, 2006, when the first funding advance was made available to the Company.  During the three months ended March 31, 2007, the Company received loan advances of $2.3 million, incurred interest expense of $0.5 million, repaid accrued interest of $0.3 million and repaid outstanding principal of $0.2 million, such that at March 31, 2007, $21.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable.  During the three months ended March 31, 2007, the Company amortized a nominal amount of loan origination costs, such that at March 31, 2007, $0.8 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

[iii]  Gulfstream Park Project Financing – Tranche 3

On December 22, 2006, certain of the Company’s subsidiaries that own and operate Gulfstream Park entered into an additional amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding a new tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines.  This new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facilities, bears interest at a rate of 10.5% per annum, compounded semi-annually.  Prior to May 1, 2007, interest on this tranche is being capitalized to the principal balance of the loan.  Beginning May 1, 2007, this tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche.  A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to the Company.  For the three months ended March 31, 2007, the Company received loan advances of $8.0 million and incurred accrued interest of $0.1 million that has been capitalized to the principal balance of the loan, such that at March 31, 2007, $8.3 million was outstanding under this project financing arrangement.  In addition, net loan origination costs of $0.5 million have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

[iv]      Remington Park Project Financing

In July 2005, the Company’s subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park.  Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines.  The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan.  The loan is secured by all assets of Remington Park, excluding licenses and permits.  The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions.  During the three months ended March 31, 2007, the Company incurred interest expense of $0.8 million, repaid accrued interest of $0.5 million and repaid outstanding principal of $0.4 million, such that at March 31, 2007, $31.6 million was outstanding under this project financing arrangement, including $0.3 million of accrued interest payable.  During the three months ended March 31, 2007, the Company amortized a nominal amount of loan origination costs, such that at March 31, 2007, $1.3 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[b]         At March 31, 2007, $19.4 million (December 31, 2006 - $6.5 million) of the funds the Company placed into escrow with MID remains in escrow.

[c]          On March 28, 2007, the Company sold a 157 acre parcel of excess land adjacent to the Palm Meadows Training Center, located in Palm Beach County, Florida and certain development rights to MID for cash consideration of $35.0 million.  The gain on sale of the excess land and development rights of approximately $16.7 million, net of tax, is reported as a contribution of equity in contributed surplus on the accompanying consolidated balance sheets at March 31, 2007.

On February 7, 2007, MID acquired all of the Company’s interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million), which was equal to the carrying value of the land.

On February 7, 2007, MID also acquired a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of $20.0 million.  The gain on sale of the excess land of approximately $15.7 million, net of tax, is reported as a contribution of equity in contributed surplus on the accompanying consolidated balance sheets at March 31, 2007.

The Company has been granted profit participation rights in respect of each of these properties under which it is entitled to receive 15% of the net proceeds from any sale or development after MID achieves a 15% internal rate of return.

[d]         On March 31, 2006, the Company sold a non-core real estate property located in the United States to Magna for total proceeds of $5.6 million, net of transaction costs.  The gain on sale of the property of approximately $2.9 million, net of tax, is reported as a contribution of equity in contributed surplus on the accompanying consolidated balance sheets at December 31, 2006.  In accordance with the terms of the senior secured revolving credit facility, the Company used the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

14.       Commitments and Contingencies

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

[c]          At March 31, 2007, the Company has letters of credit issued with various financial institutions of $1.0 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company.  The Company also has letters of credit issued under its senior secured revolving credit facility of $24.7 million (refer to Note 8[a]).

[d]         The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries.  At March 31, 2007, these indemnities amounted to $5.9 million with expiration dates through 2008.

[e]          Contractual commitments outstanding at March 31, 2007, which related to construction and development projects, amounted to approximately $0.3 million.

[f]            On March 1, 2007, one of the Company’s wholly-owned subsidiaries, SAC, entered into an interest rate swap contract with an effective date of October 9, 2007 and fixed the rate of interest at 6.98% per annum to October 9, 2009 on a notional amount of $10.0 million of the outstanding balance under the SAC term loan facility.

[g]         On March 4, 2007, the Company entered into a series of customer-focused agreements with Churchill Downs Incorporated (“CDI”) in order to enhance wagering integrity and security, to own and operate HorseRacing TV™ (“HRTV™”), to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide.  These agreements involved the formation of a joint venture, TrackNet Media Group, LLC (“TrackNet Media”), a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV™.  TrackNet Media is the vehicle through which the Company and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies.  TrackNet Media will also purchase horse racing content from third parties to be made available through the Company’s and CDI’s respective outlets.  Under the reciprocal content swap agreement, the Company and CDI will exchange their respective horse racing signals.  To facilitate the sale of 50% of HRTV™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007.  Both the Company and CDI are required to make quarterly capital contributions, on an equal basis, until October 2009 to fund the operations of HRTV, LLC, however the Company may under certain circumstances be responsible for additional capital commitments.  The Company’s share of the required capital contributions to HRTV, LLC is $7.0 million of which no capital contributions were contributed at March 31, 2007.

[h]         On November 15, 2006, the Company opened phase one of the slots facility at Gulfstream Park with 516 slot machines and on March 20, 2007 the Company opened phase two of the slots facility at Gulfstream Park with an additional 705 slot machines.  The Company opened the slots facilities despite an August 2006 decision rendered by the Florida District Court of Appeals First District that reversed a lower court decision granting summary judgment in favor of “Floridians for a Level Playing Field” (“FLPF”), a group in which Gulfstream Park is a member.  The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures.  FLPF filed an application for a rehearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court.  On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter.  The Florida Supreme Court has confirmed that it will hear the matter and oral arguments are scheduled for September 17, 2007.  The Company believes that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect, and accordingly, the Company has proceeded to open the slots facilities.

[i]             In May 2005, a Limited Liability Company Agreement was entered into with Forest City Enterprises, Inc. (“Forest City”) concerning the planned development of “The Village at Gulfstream Park™”.  That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property.  Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution.  A $2.0 million deposit received to date from Forest City, which is included in “other accrued liabilities” on the accompanying consolidated balance sheets, shall constitute the final $2.0 million of the initial capital contribution.  The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to March 31, 2007, the Company has not made any such contributions.  In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time.  At March 31, 2007, approximately $16.1 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City.  The Company has reflected its share of equity amounts in excess of $15.0 million, of approximately $0.5 million, as an obligation which is included in “other accrued liabilities” on the accompanying consolidated balance sheets.  The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

[j]             On September 28, 2006, certain of the Company’s affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park.  This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Recently, Westfield Corporation (“Westfield”), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding.  The challenge could potentially undermine or delay the development, particularly if Westfield is successful in its efforts to obtain the required minimum number of signatures on a petition that would require a referendum on the entitlement and development process.  At March 31, 2007, the Company has expended approximately $7.3 million on this initiative, of which $1.0 million was paid during the three months ended March 31, 2007.  These amounts have been recorded as “real estate properties, net” on the accompanying consolidated balance sheets.  Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however, to March 31, 2007, the Company has not made any such payments.

[k]          On January 18, 2007, the Company announced that the 2007 race meet will be the last meet that MI Racing, Inc. , a wholly-owned subsidiary of the Company, will run at Great Lakes Downs.  For the year ended December 31, 2006, Great Lakes Downs incurred a loss before income taxes of $1.8 million.

[l]             A subsidiary of the Company participates in a multi-employer defined benefit pension plan for which the pension plan’s total vested liabilities exceed its assets.  Based on allocation information provided by the plan, the portion of the estimated unfunded liability for vested benefits attributable to the Company’s subsidiary is approximately $3.7 million.  Under specific circumstances, a “withdrawal liability” may be triggered by certain actions, which includes withdrawal from the pension plan.  The Company does not have any present intention to withdraw from the pension plan.

15.       Segment Information

Operating Segments

The Company’s reportable segments reflect how the Company is organized and managed by senior management.  The Company has two principal operating segments: racing and gaming operations and real estate and other operations.  The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park’s racing and gaming operations and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland off-track betting network; (4) Southern U.S. operations include Lone Star Park, Remington Park’s racing and gaming operations and its off-track betting network; (5) Northern U.S. operations include The Meadows and its off-track betting network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon off-track betting network and the North American production and sales operations for StreuFex™; (6) European operations include Magna Racino™ and the European production and sales operations for StreuFex™; (7) PariMax operations include XpressBet®, HRTV™, MagnaBet™, RaceONTV™, AmTote and the Company’s equity investments in TrackNet Media and Racing World Limited; and (8) Corporate and other operations include costs related to the Company’s corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the Company’s residential housing development.  Comparative amounts reflected in segment information for the three months ended March 31, 2006 have been reclassified to reflect MagnaBet™ and RaceONTV™ in PariMax operations rather than in European operations.

The Company uses revenues and earnings (loss) before interest, income taxes, depreciation and amortization (“EBITDA”) as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, operating and financial performance of companies within the horse racing industry in a meaningful and consistent manner as EBITDA eliminates the effects of financing and capital structures, which vary between companies.  Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA.  However, these measures should not be considered as an alternative to, or more meaningful than, net income as a measure of the Company’s operating results or cash flows, or as a measure of liquidity.

The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The following summary presents key information about reported segments for the three months ended March 31, 2007 and 2006 and as at March 31, 2007 and December 31, 2006:

	Three months ended March 31,
	2007	2006
Revenues
California operations	$110,838	$118,774
Florida operations	77,460	67,670
Maryland operations	26,343	28,038
Southern U.S. operations	28,518	29,902
Northern U.S. operations	20,135	21,947
European operations	1,768	1,471
PariMax operations	21,903	13,448
	286,965	281,250
Corporate and other	50	48
Eliminations	(4,674)	(5,247)
Total racing and gaming operations	282,341	276,051

Total real estate and other operations	1,833	1,475

Total revenues	$284,174	$277,526

	Three months ended March 31,
	2007	2006
Earnings (loss) before interest, income taxes, depreciation and amortization (“EBITDA”)
California operations	$16,819	$20,104
Florida operations	11,558	13,518
Maryland operations	(38)	10
Southern U.S. operations	1,409	2,172
Northern U.S. operations	(584)	64
European operations	(1,207)	(2,494)
PariMax operations	1,447	244
	29,404	33,618
Corporate and other	(5,194)	(7,292)
Predevelopment, pre-opening and other costs	(530)	(1,434)
Total racing and gaming operations	23,680	24,892

Total real estate and other operations	536	108

Total EBITDA	$24,216	$25,000

Reconciliation of EBITDA to Net Income
	Three months ended March 31, 2007
	Racing and Gaming	Real Estate and
	Operations	Other Operations	Total
EBITDA from continuing operations	$23,680	$536	$24,216
Interest expense, net	12,473	28	12,501
Depreciation and amortization	10,406	8	10,414
Income from continuing operations before income taxes	$801	$500	1,301
Income tax benefit			(1,168)
Net income			$2,469

	Three months ended March 31, 2006
	Racing and Gaming	Real Estate and
	Operations	Other Operations	Total
EBITDA from continuing operations	$24,892	$108	$25,000
Interest expense (income), net	13,581	(167)	13,414
Depreciation and amortization	9,905	44	9,949
Income from continuing operations before income taxes	$1,406	$231	1,637
Income tax benefit			(711)
Net income from continuing operations			2,348
Net loss from discontinued operations			(136)
Net income			$2,212

	March 31,	December 31,
	2007	2006
Total Assets
California operations	$317,502	$309,443
Florida operations	379,458	361,550
Maryland operations	162,644	171,135
Southern U.S. operations	147,491	141,213
Northern U.S. operations	47,146	46,913
European operations	52,976	55,624
PariMax operations	42,123	41,625
	1,149,340	1,127,503
Corporate and other	121,458	85,498
Total racing and gaming operations	1,270,798	1,213,001
Total real estate and other operations	11,892	33,884
Total assets	$1,282,690	$1,246,885

16.       Subsequent Events

[a]          The subsidiary of the Company that owns and operates Gulfstream Park has a construction loan facility of up to $16.6 million with the general contractor for the reconstruction of the racetrack facilities at Gulfstream Park, which matured on April 14, 2007.  The Company and the lender are negotiating an extension to the maturity date of the loan, however, until such date, amounts outstanding under the loan are due on demand.  At March 31, 2007, the amount outstanding under this loan agreement is $10.9 million.

[b]         A subsidiary of the Company, AmTote, has two term loan facilities in aggregate of $3.0 million and a revolving term loan facility of $3.0 million, which were scheduled to mature on April 30, 2007, but have been extended to May 15, 2007.  The Company is negotiating with another lender to refinance these term loan facilities.  At March 31, 2007, the amounts outstanding under these loan facilities is $3.7 million.

Item 2.                                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Results of Operations and Financial Position

The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2007.

Overview

Magna Entertainment Corp. (“MEC”, “we” or the “Company”) owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company.  Based on revenues, MEC is North America’s number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets.  We currently operate or manage eight thoroughbred racetracks, one standardbred (harness racing) racetrack, two racetracks that run both thoroughbred and quarterhorse meets and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks.  Three of our racetracks, Gulfstream Park, Remington Park and Magna Racino™, include casino operations with alternative gaming machines.  In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™.  Pursuant to a joint venture with Churchill Downs Incorporated (“CDI”), we also own a 50% interest in HorseRacing TV™ (“HRTV™”), a television network focused on horse racing that we initially launched on the Racetrack Television Network (“RTN”).  HRTV™ is currently distributed to more than 13 million cable and satellite TV subscribers.  RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite.  In April 2006, we entered into an agreement with CDI and Racing UK Limited (“Racing UK”) to partner in a subscription television channel called “Racing World” that broadcasts races from the Company’s and CDI’s racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland.  We also own AmTote International, Inc. (“AmTote”), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers situated near San Diego, California, in Palm Beach County, Florida and in the Baltimore, Maryland area. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.  In addition to our racetracks, our real estate portfolio includes a residential development in Austria.   We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks.

The amounts described below are based on our unaudited interim consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Recent Developments and Current Initiatives

On March 28, 2007, we sold 157 acres of excess real estate adjacent to our Palm Meadows Training Center, located in Palm Beach County, Florida and certain development rights to our parent company, MI Developments Inc. (“MID”), for cash consideration of $35.0 million.  The proceeds from this transaction were used largely for general operating purposes.  As part of this transaction, we were granted a profit participation right in respect of the property under which we are entitled to receive 15% of the net proceeds from any sale or development of the property after MID achieves a 15% internal rate of return.  The gain on this transaction of approximately $16.7 million, net of tax, has been recorded as a contribution of equity in contributed surplus in the first quarter of 2007.

On March 4, 2007, we entered into a series of customer-focused agreements with CDI in order to enhance wagering integrity and security, to own and operate HRTVTM, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide.  These agreements involved the formation of a joint venture, TrackNet Media Group, LLC (“TrackNet Media”), a reciprocal content swap agreement and the purchase by CDI from MEC of a 50% interest in HRTVTM.  TrackNet Media is the vehicle through which MEC and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through MEC’s and CDI’s respective outlets.  Under the reciprocal content swap agreement, MEC and CDI will exchange their respective horse racing signals.  CDI racing content will be available for wagering through MEC-owned racetracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet® and, similarly, our racing content will be available for wagering through CDI racetracks and off-track betting facilities and through a CDI-owned advance deposit wagering platform that was launched on May 2, 2007.  Both MEC and CDI intend to work to offer as much of their respective live export simulcast content as possible on HRTVTM and will actively explore how the television medium can be used to more effectively serve horse racing customers.  HRTV™ will seek additional content providers who wish to televise their horse racing content alongside the MEC and CDI content.  To facilitate the sale of 50% of HRTV ™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007.  Both MEC and CDI are required to fund the operations of HRTV, LLC, on a quarterly basis, in equal installments until October 2009.  The required capital contributions over this period is expected to be approximately $7.0 million, however, under certain circumstances, MEC may be responsible for additional capital commitments.  No funding or additional capital was contributed to HRTV, LLC to March 31, 2007.

On February 27, 2007, we announced the appointment of Michael Neuman to our Board of Directors and as Chief Executive Officer.  Mr. Neuman succeeded Mr. Frank Stronach, our Chairman, who had been our Interim Chief Executive Officer since March 2006.  We also announced the appointment to our Board of Directors of Charlie J. Williams, a new independent director who also agreed to serve as a member of our Audit Committee.

On February 21, 2007, we filed a shelf registration statement on Form S-3 (the “U.S. Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) and a preliminary short form base shelf prospectus (the “Canadian Prospectus”) with the securities commissions in each of the Provinces in Canada (collectively, the “Canadian Securities Commissions”).  As the U.S. Registration Statement has been declared effective by the SEC and the Canadian Prospectus has received a final receipt by the Canadian Securities Commissions, we will be able to offer to sell up to U.S. $500.0 million of our equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings.  The terms of any such future offerings would be established at the time of such offering.  The U.S. Registration Statement and Canadian Prospectus are intended to give us the flexibility to take advantage of financing opportunities when and if deemed appropriate.

On February 7, 2007, MID acquired all of our interests and rights in two non-core real estate properties, a 34 acre parcel of residential development land in Aurora, Ontario, Canada and a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of Cdn. $12.0 million (U.S. $10.1 million) and $20.0 million, respectively.  The proceeds from these transactions were used to pay down debt.  As part of these transactions, we were also granted a profit participation right in respect of each property under which we are entitled to receive 15% of the net proceeds from any sale or development of the property after MID achieves a 15% internal rate of return.  We recognized an impairment loss on the 34 acre parcel of residential development land in Aurora, Ontario, Canada in the year ended December 31, 2006 of $1.3 million (Cdn. $1.5 million) equal to the excess of our carrying value of the property over its fair value determined by this transaction.  The sale of the 64 acre parcel of excess land at Laurel Park resulted in a gain on sale of $15.7 million, net of tax, which has been recorded as a contribution of equity in contributed surplus in the first quarter of 2007.

On January 18, 2007, we announced that the 2007 race meet will be the last meet that will be held under our ownership at Great Lakes Downs, our thoroughbred racetrack located in Muskegon, Michigan.  The decision to cease operations was based on continuing and forecasted operational losses at the racetrack.

On November 14, 2006, we completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc. and a fund managed by Oaktree Capital Management, LLC (“Oaktree” and together with PA Meadows, LLC, “Millennium-Oaktree”).  On closing, we received cash proceeds of $171.8 million, net of transaction costs of $3.2 million, and a $25.0 million holdback agreement, under which $25.0 million is payable to us over a five-year period, subject to offset for certain indemnification obligations.  Payments under the holdback agreement will be deferred until the opening of the permanent casino at The Meadows and will also be deferred to the extent of available cash flows as defined in the holdback agreement.  Pursuant to a racing services agreement entered into on July 26, 2006, we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree, for at least five years.  Of the proceeds received on closing, $111.8 million was used to pay the full amount of indebtedness outstanding under a bridge loan with MID, $39.0 million was used to pay down our senior secured revolving bank credit facility, $2.0 million was used to pay down the loan from BE&K, Inc. (“BE&K”), the parent company of Suitt Construction Co. Inc., the general contractor for the Gulfstream Park redevelopment project and $15.0 million was put into escrow with MID to ensure adequate funding to fully repay the BE&K loan.  Based on the terms of various agreements to the transaction, for accounting purposes, the sale of real estate properties and fixed assets at The Meadows were not accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP as a result of continuing interest in the transaction.  Accordingly, for accounting purposes, $12.8 million of the proceeds were deferred and recorded as a long-term liability on the consolidated balance sheet.  The deferred proceeds are being recognized over the five-year term of the racing services agreement and/or at the point when the sale leaseback subsequently qualifies for sales recognition.  During the first quarter of 2007, we recognized $0.4 million of the deferred proceeds into income, which is recorded as an offset to racing and gaming “general and administrative” expenses in the statements of operations and comprehensive income.  Given the indemnification obligations and other terms contained in the holdback agreement, the $25.0 million holdback will be recognized in the financial statements upon the settlement of the indemnification obligations and as payments are received.

On November 15, 2006, we opened the Gulfstream Park Racing & Casino slots facility, which now offers 1,221 slot machines, 516 of which were available on November 15, 2006 and an additional 705 which were available on March 20, 2007, as well as poker.  Under the existing slots legislation, a qualifying facility is entitled to offer up to 1,500 Class III slot machines, subject to a state tax rate of 50% on gross gaming revenues (“GGR”).  All proceeds from that tax will be used to supplement Florida education.  Each facility is also subject to a $3.0 million annual license fee intended to cover administrative costs.  In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility’s GGR not exceeding $250.0 million and 4.5% of that facility’s GGR in excess of $250.0 million.  Under an August 9, 2006 agreement with the Florida Horsemen’s Benevolent and Protective Association (“FHBPA”), the horsemen are entitled to purse contributions equal to 7.5% of GGR on the first 500 gaming machines installed at Gulfstream Park.  As additional machines are installed, the percentage of GGR will decline.  Once 1,500 gaming machines are installed, purse contributions will be equal to 6.75% of GGR less than $200.0 million and 12.6% of GGR in excess of $200.0 million.  Funding for the two phases of the slots facility has been provided by two tranches of debt under the existing Gulfstream Park construction financing arrangement with MID.  We have opened the slots facility at Gulfstream Park despite an August 2006 decision rendered by the Florida District Court of Appeals First District that reversed a lower court decision granting summary judgment in favor of “Floridians for a Level Playing Field” (“FLPF”), a group in which Gulfstream Park is a member.  The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures.  FLPF filed an application for a rehearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court.  On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter.  The Florida Supreme Court has confirmed that it will hear the matter and oral arguments are scheduled for September 17, 2007.  We believe that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect, and accordingly, we have proceeded to open the slots facility.

In May 2005, a Limited Liability Company Agreement was entered into with Forest City Enterprises, Inc., (“Forest City”) concerning the planned development of “The Village at Gulfstream Park™”.  On November 15, 2006, we received approval from the City of Hallandale Beach, Florida for the development of The Village at Gulfstream Park™, with a planned spring 2007 groundbreaking for Phase 1 of the 60 acre, master planned lifestyle destination.  The Village at Gulfstream Park™, to be built around our Gulfstream Park racetrack, will offer world class shops, destination retailers, signature restaurants, unique entertainment options and an appealing residential live/work environment.  The first phase is expected to include 375,000 square feet of lifestyle retail, featuring 70 upscale shops and 70,000 square feet of office space.  Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution.  A $2.0 million deposit received from Forest City, currently included in “other accrued liabilities”, shall constitute the final $2.0 million of the initial capital contribution.  We are obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to March 31, 2007, we have not made any such contributions.  In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time.  As at March 31, 2007, approximately $16.1 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City.  We have reflected our share of equity amounts in excess of $15.0 million of approximately $0.5 million as an obligation included in “other accrued liabilities” on our consolidated balance sheets at March 31, 2007.  The Limited Liability Company Agreement also contemplates additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement to be executed in due course and upon satisfaction of certain conditions.

On September 28, 2006, certain of our affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park.  This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces.  Recently, Westfield Corporation (“Westfield”), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding.  The challenge could potentially undermine or delay the development, particularly if Westfield is successful in its efforts to obtain the required minimum number of signatures on a petition that would require a referendum on the entitlement and development process.  As at March 31, 2007, we have expended approximately $7.3 million on this initiative, of which $1.0 million was paid during the first quarter of 2007.  These amounts have been recorded in “real estate properties, net” on our consolidated balance sheets.  Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to March 31, 2007, no such payments have been made.

On August 16, 2006, along with CDI, we joined the Empire Racing team (“Empire”) that is bidding to operate New York State’s thoroughbred racetracks including Saratoga, Belmont and Aqueduct.  Empire is a group of New York horsemen and breeders seeking to revitalize racing in New York by securing the exclusive right to operate the three New York thoroughbred racetracks.  An application was submitted on August 29, 2006 by Empire to acquire ownership of the New York Racing Association franchise upon its expiry at the end of 2007.   On November 21, 2006, the Ad Hoc Committee on the Future of Racing recommended that Excelsior Racing Associates be granted the franchise to operate the racetracks and on February 21, 2007 the Committee released its final report.  Shortly after that report’s release, New York State’s new governor decided to create a panel to evaluate groups interested in taking over the franchise.  Though the creation of the panel led to the consideration of additional parties, only one of the four parties who presented a proposal at the April 10-11, 2007 panel hearings was a party not included in the Ad Hoc Committee’s final report.  In 2006, we paid $0.3 million to join Empire and have one seat on Empire’s 15-member board of directors.

On July 22, 2005, we announced that our Board of Directors approved a Recapitalization Plan intended to recapitalize our balance sheet through the sale of certain non-strategic assets and possibly equity, with proceeds realized from those asset sales being applied to reduce debt.  To date, we have completed sales of non-strategic assets that have generated aggregate consideration of approximately $435 million.  These transactions include the sale of Flamboro Downs, a harness racetrack in Canada and management control over the Colonial Downs racetrack in Virginia, both of which were sold in 2005 for gross proceeds of approximately $76.0 million, the sale of a non-core real estate property located in the United States to a related party for net cash proceeds of approximately $5.6 million in March 2006, the sale of a restaurant and related real estate in the United States for proceeds of approximately $2.0 million in May 2006, the sale of the Magna Golf Club in Canada for consideration of approximately $46.4 million in August 2006, the sale of the Fontana Golf Club in Austria for a sale value of approximately $38.3 million and the sale of The Meadows to Millennium-Oaktree, for consideration of $200.0 million (comprised of $175.0 million in cash and the $25.0 million holdback agreement), both in November 2006.  Most recently, we disposed of all of our interests and rights in two non-core real estate properties for proceeds of approximately $30.1 million in February 2007 and sold excess real estate adjacent to the Palm Meadows Training Center and certain development rights for proceeds of $35.0 million.

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

For some time, we have been exploring the possibility of the future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, on vacant land that we own in Dixon, California.  The Dixon City Council approved the project in October 2006, but opponents gathered sufficient signatures on petitions to force an election in which Dixon residents voted on four measures aimed at overturning the City Council’s various votes approving the project.  The election was held on April 17, 2007 and Dixon voters overturned the four separate actions that were previously approved by the Dixon City Council allowing our proposed racetrack and mixed-use development.  We are currently evaluating our options regarding the potential future development of the Dixon land holding.

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

Results of Continuing Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Racing and gaming operations

In the three months ended March 31, 2007, we operated our largest racetracks for 12 fewer live race days compared to the prior year period primarily due to a change in the racing calendar at Golden Gate Fields, which shifted live race days from the first quarter of 2007 into the second and fourth quarters of 2007.  Our other racetracks operated 12 fewer live race days in the three months ended March 31, 2007 compared to the prior year period primarily due to a planned reduction in live race days at Portland Meadows.

Set forth below is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters of 2007 with comparatives for 2006.

LIVE RACE DAYS

			Awarded		Awarded		Awarded
	Q1 2007	Q1 2006	Q2 2007	Q2 2006	Q3 2007	Q3 2006	Q4 2007	Q4 2006	Total 2007 (1)	Total 2006
Largest Racetracks

Santa Anita Park(2)	65	66	15	15	—	—	5	5	85	86
Gulfstream Park	73	71	15	16	—	—	—	—	88	87
Golden Gate Fields	26	40	35	25	—	29	36	12	97	106
Laurel Park	63	62	9	9	26	24	52	57	150	152
Lone Star Park	—	—	53	53	14	13	32	31	99	97
Pimlico Race Course	—	—	31	31	—	—	—	—	31	31
	227	239	158	149	40	66	125	105	550	559

Other Racetracks

The Meadows	62	64	64	49	41	49	39	46	206	208
Thistledown	—	—	54	55	54	61	28	40	136	156
Remington Park	14	14	36	36	35	34	34	34	119	118
Portland Meadows	30	39	11	13	—	—	34	34	75	86
Great Lakes Downs	—	—	28	31	51	52	21	18	100	101
Magna Racino™	2	3	9	14	8	13	5	10	24	40
	108	120	202	198	189	209	161	182	660	709
Total	335	359	360	347	229	275	286	287	1,210	1,268

(1)          Includes actual live race days for the first quarter of 2007 and awarded live race days for the remainder of 2007.

(2)          Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park.  The Oak Tree Meet is scheduled to operate for 31 days in 2007 compared to 26 days in 2006.

In the three months ended March 31, 2007, revenues from our racing and gaming operations increased $6.3 million or 2.3% to $282.3 million, compared to $276.1 million in the comparable 2006 period, primarily due to:

•                  Florida revenues above the prior year period by $9.8 million or 14.5% due to the opening of casino operations at Gulfstream Park in November 2006, which generated $13.7 million of revenues in the three months ended March 31, 2007, partially offset by reductions in wagering at Gulfstream Park, despite two additional live race days, as a result of a decrease in the number of live races as well as limited access to ATM banking machines and check cashing services on site at Gulfstream Park.

•                  PariMax revenues above the prior year period by $8.5 million or 62.9% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, the operations of which are now being consolidated into the PariMax operations, whereas previously our 30% equity interest was accounted for on an equity basis and increased revenues at XpressBet® due to a 9% increase in handle compared to the prior year period.

•                  California revenues below the prior year period by $7.9 million or 6.7% due to:

•                  the change in the racing calendar at Golden Gate Fields, whereby live race days were decreased from 40 days in the three months ended March 31, 2006 to 26 days in the three months ended March 31, 2007; and

•                  a decrease in attendance and lower levels of handle and gross wagering at Santa Anita Park as a result of one less live race day in the first quarter of 2007 compared to the first quarter of 2006, as well as a very strong meet in the prior year which had record levels of attendance and wagering.

•                  Northern U.S. operations below the prior year period by $1.8 million or 8.3% due to two fewer live race days at The Meadows and reduced simulcast wagering at Thistledown due to the intense competition from casinos in neighboring states.

•                  Maryland operations below the prior year period by $1.7 million or 6.0% due to lower attendance and wagering at both Laurel Park and Pimlico due to inclement winter weather in the first quarter of 2007.

•                  Southern U.S. operations below the prior year period by $1.4 million or 4.6% due to lower revenues generated from the gaming operations at Remington Park, which experienced lower casino attendance as a result of inclement winter weather in Oklahoma City in January 2007, as well as lower simulcast revenues at Lone Star Park due to inclement winter weather at the tracks exporting racing content to Lone Star Park.

Pari-mutuel purses, awards and other decreased $11.0 million or 7.6% to $134.5 million in the three months ended March 31, 2007, from $145.5 million in the three months ended March 31, 2006, primarily due to decreased wagering at Golden Gate Fields, Gulfstream Park, Laurel Park and Santa Anita Park for reasons noted above.  As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased slightly to 62.8% in the three months ended March 31, 2007 compared to 63.2% in the three months ended March 31, 2006.

Gaming taxes, purses and other increased $9.8 million to $16.7 million in the three months ended March 31, 2007, compared to $6.9 million in the three months ended March 31, 2006, due to the opening of the casino facility at Gulfstream Park in November 2006.  As a percentage of gaming revenues, gaming taxes, purses and other increased to 60.5% in the three months ended March 31, 2007 as compared to 46.6% in the three months ended March 31, 2006 as a result of higher state gaming tax rates at Gulfstream Park in Florida compared to Remington Park in Oklahoma.

Operating costs in our racing and gaming operations increased $9.5 million to $90.0 million in the three months ended March 31, 2007, from $80.5 million in the three months ended March 31, 2006, primarily due to:

•                  an increase of $5.4 million in our Florida operations, primarily due to operating costs at Gulfstream Park for the new casino facility;  and

•                  an increase of $4.3 million in our PariMax operations as a result of the consolidation of AmTote as noted previously.

As a percentage of total racing and gaming revenues, operating costs increased from 29.2% in the three months ended March 31, 2006 to 31.9% in the three months ended March 31, 2007, primarily as a result of higher costs incurred during the start-up of the casino operations at Gulfstream Park.

General and administrative expenses in our racing and gaming operations decreased slightly to $16.5 million in the three months ended March 31, 2007, compared to $16.8 million in the three months ended March 31, 2006.  Several of our racetracks, as well as our Corporate office, experienced lower general and administrative expenses, which were partially offset by an increase in our PariMax operations with the consolidation of AmTote as previously noted.  As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 6.1% in the three months ended March 31, 2006 to 5.9% in the three months ended March 31, 2007, primarily due to the increase in racing and gaming revenues.

Real estate and other operations

Revenues from real estate and other operations increased $0.3 million from $1.5 million in the three months ended March 31, 2006 to $1.8 million in the three months ended March 31, 2007.  The increase in revenues is attributable to foreign currency fluctuations arising from our European residential development revenues in the three months ended March 31, 2007.  Real estate and other operating costs and general administrative expenses have decreased slightly from $1.4 million in the three months ended March 31, 2006 to $1.3 million in the three months ended March 31, 2007.

Predevelopment, pre-opening and other costs

Predevelopment, pre-opening and other costs decreased $0.9 million from $1.4 million in the three months ended March 31, 2006 to $0.5 million in the three months ended March 31, 2007.  Predevelopment, pre-opening and other costs of $0.5 million in the three months ended March 31, 2007 represent $0.5 million of costs that we incurred pursuing alternative gaming opportunities, $0.5 million of costs related to the Dixon Downs campaign and $0.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations, partially offset by a recovery of $0.6 million of costs related to the Florida slot initiatives incurred in the prior year.   In the first quarter of 2006, the predevelopment, pre-opening and other costs of $1.4 million that we incurred represented costs of $1.2 million pursuing alternative gaming opportunities and $0.2 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $0.5 million from $9.9 million in the three months ended March 31, 2006 to $10.4 million in the three months ended March 31, 2007, primarily due to increased depreciation on the grandstand and slots facility at Gulfstream Park and at AmTote as a result of full consolidation upon completion of the acquisition as noted previously, partially offset by reduced depreciation in our European operations with the write-down of long-lived assets in the fourth quarter of 2006.

Interest expense, net

Our net interest expense for the three months ended March 31, 2007 decreased $0.9 million to $12.5 million in the three months ended March 31, 2007 from $13.4 million in the three months ended March 31, 2006.  The lower net interest expense is primarily attributable to the repayment of our bridge loan facility with MID and other debt during 2006 from the proceeds of various asset sales, partially offset by increased borrowings on our MID project financing arrangements.  In the three months ended March 31, 2007, $0.4 million of interest was capitalized with respect to projects under development, compared to $1.3 million in the three months ended March 31, 2006.

Income tax provision

In accordance with U.S. GAAP, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances.  We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to income from continuing operations before income taxes for the three months ended March 31, 2007 and 2006, resulting in an income tax benefit of $1.2 million for the three months ended March 31, 2007 and an income tax benefit of $0.7 million in the three months ended March 31, 2006.  The income tax benefits for the three months ended March 31, 2007 and 2006 represent primarily the benefit of income tax losses for certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

Discontinued operations in the three months ended March 31, 2006 include the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006.  The following table presents the results of operations from discontinued operations for the three months ended March 31, 2006:

Three months ended
March 31,
2006
Revenues	$3,944
Costs and expenses	2,676
1,268
Depreciation and amortization	701
Interest expense, net	657
Loss before income taxes	(90)
Income tax expense	46
Net loss	$(136)

Liquidity and Capital Resources

Operating activities

Cash provided from operations before changes in non-cash working capital balances decreased $3.8 million from $16.6 million in the three months ended March 31, 2006 to $12.8 million in the three months ended March 31, 2007, due to a decrease in items not involving current cash flows.  In the three months ended March 31, 2007, cash used for non-cash working capital balances was $29.3 million compared to cash used for non-cash working capital balances of $24.7 million in the three months ended March 31, 2006.  Cash used by non-cash working capital balances of $29.3 million in the three months ended March 31, 2007 is primarily due to an increase in restricted cash, accounts receivable, amounts due from our parent and prepaid expenses and other and a decrease in other accrued liabilities balances at March 31, 2007 compared to the respective balances at December 31, 2006.

Investing activities

Cash provided from investing activities in the three months ended March 31, 2007 was $50.8 million, including $65.9 million of net proceeds received on the disposal of real estate properties and fixed assets, partially offset by $15.1 million of expenditures on real estate property, fixed and other asset additions.  Expenditures on real estate property and fixed asset additions in the three months ended March 31, 2007 of $14.0 million consisted of $9.1 million on the Gulfstream Park casino facilities, $1.3 million on maintenance capital improvements, $0.4 million on the Gulfstream Park redevelopment and $3.2 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

Cash used for financing activities was $16.7 million in the three months ended March 31, 2007 arising from repayment of long-term debt of $33.3 million and repayment of long-term debt with our parent company of $2.1 million, partially offset by proceeds from long-term debt from our parent company of $9.9 million, proceeds from bank indebtedness of $8.5 million and proceeds of other long-term debt of $0.3 million.

Working Capital, Cash and Other Resources

Our net working capital deficiency was $38.2 million at March 31, 2007, compared to $94.2 million at December 31, 2006.

Bank indebtedness

We have a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was amended on March 29, 2007.  The amendments included extending the maturity date from March 30, 2007 to June 29, 2007 and modifying a financial performance covenant relating to EBITDA maintenance.  The credit facility is available by way of U.S. Base rate loans plus 5% or the London Interbank Offered Rate (“LIBOR”) plus 6%.  Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries.  At March 31, 2007, we had borrowings of $15.0 million under the credit facility and had issued letters of credit totaling $24.7 million, such that $0.3 million of the loan facility was unused and available.

One of our subsidiaries, The Santa Anita Companies, Inc. (“SAC”) has a $10.0 million revolving loan arrangement under its existing credit facility with a U.S. financial institution, which matures on October 8, 2007 and is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated (“LATC”) and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC.  Loans under the agreement bear interest at the U.S. Prime rate.  At March 31, 2007, we had no borrowings under the agreement, such that $10.0 million of the facility was unused and available.

Long-term and Related Party Debt

In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park.  This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below.  The project financing was made by way of progress draw advances to fund reconstruction.  The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  The loan contains cross-guarantee, cross-default and cross-collateralization provisions.  The loan is guaranteed by our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits.  During the three months ended March 31, 2007, we incurred interest expense of $3.4 million, repaid accrued interest of $2.3 million and repaid outstanding principal of $1.5 million, such that at March 31, 2007, $134.5 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable.  Net loan origination expenses of $3.4 million have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add a new tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines.  The new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facility, bears interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan.  Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase one of the slot facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche.  The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park’s total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche.  A lender fee of $0.3 million (1% of the amount of the new tranche) was added to the principal amount of the loan as consideration for the amendments.  During the three months ended March 31, 2007, we received loan advances of $2.3 million, incurred interest expense of $0.5 million, repaid accrued interest of $0.3 million and repaid outstanding principal of $0.2 million, such that at March 31, 2007, $21.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable.  Net loan origination expenses of $0.8 million have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add a new tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines.  This new Gulfstream Park financing has a five-year term and, consistent with the existing Gulfstream Park facilities, bears interest at a rate of 10.5% per annum, compounded semi-annually.  Prior to May 1, 2007, interest on this tranche is being capitalized to the principal balance of the loan.  Beginning May 1, 2007, this tranche provides for blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to us.  During the three months ended March 31, 2007, we received loan advances of $8.0 million and incurred accrued interest of $0.1 million that has been capitalized to the principal balance of the loan, such that at March 31, 2007, $8.3 million was outstanding under this project financing arrangement.  Net loan origination expenses of $0.5 million have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

To assist in financing additional material and labor costs and changes in scope of work related to the reconstruction of the Gulfstream Park racing facilities, Gulfstream Park Racing Association, Inc., the MEC wholly-owned subsidiary that owns and operates Gulfstream Park, has a $16.6 million loan arrangement with BE&K.  The loan’s maturity date was originally April 14, 2007, however, negotiations are ongoing to extend the maturity date of the loan such that the parties have agreed to treat the loan as a demand loan until an agreement has been reached.  The loan bears interest at the U.S. Prime rate plus 0.40% per annum and may be repaid at any time, in whole or in part, without penalty.  Loans under the facility are secured by a mortgage over land in Ocala, Florida and a guarantee of $5.0 million by the Company.  We repaid $2.0 million of this loan directly to BE&K, from proceeds from the sale of The Meadows, and have placed $15.0 million into escrow with MID to ensure full repayment of the loan facility.  MID has allowed us to access such funds for limited purposes other than the repayment of the BE&K loan on an as-needed basis.  As at March 31, 2007, $10.9 million was outstanding under the loan facility.

A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park.  Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines.  The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan.  The loan is secured by all assets of Remington Park, excluding licenses and permits.  The loan is also secured by a charge over the Gulfstream Park lands and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions.  During the three months ended March 31, 2007, we incurred interest expense of $0.8 million, repaid accrued interest of $0.5 million and repaid outstanding principal of $0.4 million, such that at March 31, 2007, $31.6 million was outstanding on this project financing arrangement, including $0.3 million of accrued interest payable.  Net loan origination expenses of $1.3 million have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

At March 31, 2007, $19.4 million of the funds the Company placed into escrow with MID remains in escrow, which is included in “due from parent” on the consolidated balance sheets.

One of our subsidiaries, SAC, is party to a secured term loan facility that matures on October 7, 2007, subject to SAC’s option to extend the maturity to October 7, 2009.  SAC has provided notice to the lender that it intends to extend the maturity date to October 7, 2009.  Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million.  Borrowings under the facility bear interest at LIBOR plus 2.0% per annum.  Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this loan facility.  Effective November 30, 2005, we have entered into an additional interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million.  In addition, on March 1, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 6.98% per annum to October 9, 2009 on a notional amount of $10.0 million and on April 27, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 7.06% per annum to October 9, 2009 on a notional amount of $10.0 million.  The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC.  The loan contains cross-default provisions with respect to our senior secured revolving credit facility.  At March 31, 2007, $62.5 million was outstanding under this fully drawn facility.

In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010.  The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 1, 2008.  At March 31, 2007, all of the notes remained outstanding.

In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009.  The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 14, 2007.  At March 31, 2007, all of the notes remained outstanding.

One of our European subsidiaries is party to a Euros 15.0 million term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate (“EURIBOR”) plus 2% per annum.  At March 31, 2007, Euros 15.0 million (U.S. $20.1 million) was outstanding under this fully drawn facility, which matures on December 31, 2007.

On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition.  A cash payment of $18.3 million plus interest will be required on exercise of the option.  At March 31, 2007, this obligation is secured by letters of credit under the senior secured credit facility and has been reflected on our consolidated balance sheets as long-term debt due within one year.

Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.0% per annum, respectively.  Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements.  At March 31, 2007, $6.7 million and $3.3 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.  Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.

One of our subsidiaries, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 15, 2019.  The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club.  During the first quarter of 2007, with the sale of a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland, Laurel Park repaid an intercompany advance to Pimlico and $9.8 million of the proceeds were used to repay this term loan facility.

One of our European subsidiaries, who previously had a term loan of Euros 2.9 million and a term line of credit of Euros 2.5 million, amended these facilities on July 31, 2006.   These two facilities were consolidated into one bank term loan with a maturity date of July 31, 2007.  A repayment of Euros 0.9 million was made on July 31, 2006 and a further repayment of Euros 0.7 million was made on January 31, 2007.  The bank term loan bears interest at the Euro Overnight Index Average (“EONIA”) plus 1.1% per annum.  A European subsidiary has provided two first mortgages on real estate properties as security for this bank term loan.  At March 31, 2007, Euros 3.8 million (U.S. $5.1 million) was outstanding under the fully drawn bank term loan facility.

One of our subsidiaries, AmTote, has three term loan facilities, which mature on May 15, 2007.  We are in negotiations to replace the credit facilities with another financial institution’s facilities.  These loan facilities bear interest at the U.S. Prime rate plus 1.0% to 1.25% per annum and are secured by all of AmTote’s assets up to a total of $6.0 million.  At March 31, 2007, $3.7 million was outstanding under these three term loan facilities.

At March 31, 2007, we had cash and cash equivalents of $75.8 million, bank indebtedness of $15.0 million and total shareholders’ equity of $436.9 million.  At March 31, 2007, we were in compliance with all of our debt agreements and related covenants.

The consolidated financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  We have incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, have an accumulated deficit of $393.8 million and a working capital deficiency of $38.2 million as at March 31, 2007.  Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and maintain our obligations with respect to secured and unsecured creditors, none of which is assured.  Since July 2005, as part of our strategic plan and under our Recapitalization Plan, we have completed sales of non-strategic assets that have generated aggregate consideration of approximately $435.0 million.  These proceeds have been largely used to repay debt and for general corporate purposes.  We are continuing to pursue other funding sources in connection with the Recapitalization Plan, which may include further asset sales, partnerships, and raising capital through equity offerings under the U.S. Registration Statement and the Canadian Prospectus filed February 21, 2007, however, the successful realization of these efforts is not determinable at this time.  The consolidated financial statements included with this report do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

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

Qualitative and Quantitative Disclosures About Market Risk

Our primary exposure to market risk related to financial instruments (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar.  Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and the Euro will result in fluctuations in shareholders’ equity and comprehensive income (loss).  We have generally not entered into derivative financial arrangements for currency hedging purposes, and have not and will not enter into such arrangements for speculative purposes.

Additionally, we are exposed to interest rate risk.  Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR and EURIBOR.  Based on interest rates at March 31, 2007 and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facility and other variable rate borrowings would not materially affect our annual future earnings and cash flows.  Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

In order to mitigate a portion of the interest rate risk associated with the SAC term loan facility, we have entered into three interest rate swap contracts.  Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this secured term loan facility, which is $62.5 million as at March 31, 2007.  Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 7, 2007 on a notional amount of $10.0 million.  In addition, on March 1, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 6.98% per annum to October 9, 2009 on a notional amount of $10.0 million and on April 27, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 7.06% per annum to October 9, 2009 on a notional amount of $10.0 million.

Accounting Change

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  Effective January 1, 2007, we adopted the provisions of FIN 48 on a retroactive basis, which did not result in any charge to retained earnings as a cumulative effect of an accounting change or adjustment to the liability for unrecognized tax benefits.  Accordingly, the adoption of FIN 48 did not have an effect on our results of operations or financial position.

As of January 1, 2007, we had $2.0 million of unrecognized income tax benefits and $0.3 million of related accrued interest and penalties (net of any tax effect), all of which could ultimately reduce our effective tax rate.  We are currently under audit in Austria. Although we are not able to accurately predict the timing of the conclusion of the pending audit, we do not anticipate that the Austrian audit relating to the years 2002 through 2004 will be completed by the end of 2007. Given the stage of completion of the audit, we do not currently estimate significant changes to unrecognized income tax benefits over the next year. In addition, we do not anticipate any other significant changes to unrecognized income tax benefits over the next year.

It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2007 as the maximum interest and penalty period have elapsed.

As of January 1, 2007, the following tax years remained subject to examination by the major tax jurisdictions:

Major Jurisdictions	Open Years

Austria	2002 through 2006
Canada	2003 through 2006
United States	2003 through 2006

We are subject to income taxes in many state and local taxing jurisdictions in the U.S. and Canada, many of which are still open to tax examinations. Management does not believe these represent a significant financial exposure to the Company.

Impact of Recently Issued Accounting Standards

Under Staff Accounting Bulletin 74, we are required to disclose certain information related to new accounting standards, which have not yet been adopted due to delayed effective dates.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007.  We are currently reviewing SFAS 157, but have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings.   The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  We are currently reviewing SFAS 159, but have not yet determined the impact on our consolidated financial statements.

Forward-looking Statements

This Report contains “forward-looking statements” within the meaning of applicable securities legislation, including Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and forward-looking information as defined in the Securities Act (Ontario) (collectively referred to as forward-looking statements).  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario) and include, among others, statements regarding: strategies and plans; our potential future ability to offer and sell securities under the U.S. Registration Statement and the Canadian Prospectus; expectations as to the use of proceeds of any offering; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management’s good faith assumptions and analyses made in light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, that could cause actual events or results to differ materially from such forward-looking statements.

Important factors that could cause actual results to differ materially from our forward-looking statements include, but may not be limited to, material adverse changes in: general economic conditions; the popularity of racing and other gaming activities as recreational activities; the regulatory environment affecting the horse racing and gaming industries; our ability to obtain or maintain government and other regulatory approvals necessary or desirable to proceed with proposed real estate developments; increased regulation affecting certain of our non-racetrack operations, such as broadcasting ventures; and our ability to develop, execute or finance our strategies and plans within expected timelines or budgets. In drawing conclusions set out in our forward-looking statements above, we have assumed, among other things, that there will not be any material adverse changes in: general economic conditions; the popularity of horse racing and other gaming activities; the regulatory environment; and our ability to develop, execute or finance our strategies and plans as anticipated.  Other factors that could cause such differences include, but are not limited to, the factors discussed in the “Management’s Discussion and Analysis of Results of Operations and Financial Position” and “Risk Factors” sections of our SEC filings, including, but not limited to, our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

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

Item 3.                                              Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the information contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Disclosures About Market Risk” of this Quarterly Report.

Item 4.                                              Controls and Procedures

Based on an evaluation carried out, as of March 31, 2007, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of March 31, 2007, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.                                     Risk Factors

The risk factors described in our 2006 Form 10-K have not materially changed.

Item 2.                                              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                              Defaults Upon Senior Securities

Not applicable.

Item 4.                                              Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the first quarter of the fiscal year covered by this Report.

Item 5.                                              Other Information

(a)       Not applicable.

(b)       None.

Item 6.                                              Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.1 of the registrant’s Report on Form 8-K filed on March 16, 2000).

3.2	By-laws of Magna Entertainment Corp. (incorporated herein by reference to the exhibit 3.2 of the registrant’s Report on Form 10-Q filed on May 10, 2004).

4.1

Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated herein by reference to exhibit 4 of the registrant’s Registration Statement on Form S-1 originally filed on January 14, 2000).

4.2

Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7¼% Convertible Subordinated Notes due December 15, 2009 (incorporated herein by reference to exhibit 4.1 of the registrant’s Registration Statement on Form S-3 filed January 25, 2003).

4.3

Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated herein by reference to exhibit 4.1 of the registrant’s Registration Statement on Form S-3 filed July 25, 2003).

10.1

Agreement of Purchase and Sale dated March 27, 2007, between 20004 Delaware Inc., Palm Meadows Estates, LLC and GPRA Thoroughbred Training Centre, Inc. (incorporated herein by reference to exhibit 10.1 of the registrant’s Report on Form 8-K filed on March 28, 2007).

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

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the U.S. Securities Exchange Act of 1934.  Such certifications will not be deemed to be incorporated by reference into any filing under such Act or the U.S. Securities Act of 1933, except to the extent that the Company specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNA ENTERTAINMENT CORP.
(Registrant)

by:	/s/ Michael Neuman
Michael Neuman
Chief Executive Officer

by:	/s/ Blake Tohana
Blake Tohana, Executive Vice-
President and Chief Financial Officer

Date:  May 10, 2007