Form 10-Q
period 2007-06-30
MAGNA ENTERTAINMENT CORP
filed 2007-08-09
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2007

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

Yes ☒         No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐                Accelerated Filer ☒                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐         No ☒

        The Registrant had 49,255,461 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of July 31, 2007.

MAGNA ENTERTAINMENT CORP.
INDEX

PART I — FINANCIAL INFORMATION

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[Unaudited]
[U.S. dollars in thousands, except per share figures]

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(restated — note 7)		(restated — note 7)
Revenues
Racing and gaming
Pari-mutuel wagering	$128,911	$124,621	$343,293	$355,040
Gaming	23,621	14,649	51,198	29,489
Non-wagering	49,473	38,896	89,855	69,688

	202,005	178,166	484,346	454,217
Real estate and other	1,058	1,550	2,891	3,025

	203,063	179,716	487,237	457,242

Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other	75,778	77,085	210,321	222,629
Gaming taxes, purses and other	13,306	7,445	29,985	14,366
Operating costs	88,542	74,000	178,584	154,502
General and administrative	19,477	17,453	36,019	34,229

	197,103	175,983	454,909	425,726

Real estate and other
Operating costs	612	967	1,730	2,313
General and administrative	230	3	409	24

	842	970	2,139	2,337

Predevelopment, pre-opening and other costs	888	1,660	1,418	3,094
Depreciation and amortization	10,799	10,050	21,213	19,999
Interest expense, net	12,167	15,450	24,668	28,864
Equity loss (income)	771	(192)	1,096	(210)

	222,570	203,921	505,443	479,810

Loss from continuing operations before income taxes	(19,507)	(24,205)	(18,206)	(22,568)
Income tax expense	3,930	3,126	2,762	2,415

Loss from continuing operations	(23,437)	(27,331)	(20,968)	(24,983)
Income from discontinued operations	—	993	—	857

Net loss	(23,437)	(26,338)	(20,968)	(24,126)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,264	5,591	2,010	7,278
Change in fair value of interest rate swap	5	26	(96)	100

Comprehensive loss	$(22,168)	$(20,721)	$(19,054)	$(16,748)

Earnings (loss) per share for Class A Subordinate
Voting Stock or Class B Stock:
Basic and Diluted
Continuing operations	$(0.22)	$(0.26)	$(0.19)	$(0.23)
Discontinued operations	—	0.01	—	0.01

Loss per share	$(0.22)	$(0.25)	$(0.19)	$(0.22)

Weighted average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding
during the period [in thousands]:
Basic and Diluted	107,725	107,463	107,642	107,419

See accompanying notes

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]
[U.S. dollars in thousands]

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(restated — note 7)		(restated — note 7)
Cash provided from (used for):
Operating activities of continuing operations
Net loss from continuing operations	$(23,437)	$(27,331)	$(20,968)	$(24,983)
Items not involving current cash flows	10,854	15,938	21,168	30,163

	(12,583)	(11,393)	200	5,180
Changes in non-cash working capital balances	14,624	3,554	(14,635)	(21,172)

	2,041	(7,839)	(14,435)	(15,992)

Investing activities of continuing operations
Real estate property and fixed asset additions	(25,064)	(23,382)	(39,088)	(55,875)
Other asset additions	(1,434)	(933)	(2,486)	(847)
Proceeds on disposal of real estate properties and fixed assets	1,001	1,388	2,641	2,825
Proceeds on real estate sold to parent	23,663	—	87,909	—
Proceeds on real estate sold to a related party	—	—	—	5,578

	(1,834)	(22,927)	48,976	(48,319)

Financing activities of continuing operations
Proceeds from bank indebtedness	741	—	15,741	—
Proceeds from advances and long-term debt with parent	6,402	18,444	16,329	60,577
Proceeds from long-term debt	3,865	5,207	4,140	5,207
Repayment of bank indebtedness	(15,000)	(5,500)	(21,515)	(5,500)
Repayment of long-term debt with parent	(1,953)	(1,800)	(4,053)	(1,800)
Repayment of long-term debt	(15,858)	(6,437)	(49,142)	(9,997)

	(21,803)	9,914	(38,500)	48,487

Effect of exchange rate changes on cash and cash equivalents	18	(228)	(79)	(296)

Net cash flows used for continuing operations	(21,578)	(21,080)	(4,038)	(16,120)

Cash provided from (used for) discontinued operations
Cash flows provided from operating activities of discontinued operations	—	319	—	5,378
Cash flows provided from investing activities of discontinued operations	—	1,524	—	1,379
Cash flows used for financing activities of discontinued operations	—	(1)	—	(5,728)

Net cash flows provided from discontinued operations	—	1,842	—	1,029

Net decrease in cash and cash equivalents during the period	(21,578)	(19,238)	(4,038)	(15,091)
Cash and cash equivalents, beginning of period	75,831	55,029	58,291	50,882

Cash and cash equivalents, end of period	$54,253	$35,791	$54,253	$35,791

See accompanying notes

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
[REFER TO NOTE 1 — GOING CONCERN]
[Unaudited]
[U.S. dollars and share amounts in thousands]

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$54,253	$58,291
Restricted cash	21,761	34,194
Accounts receivable	39,017	35,949
Due from parent	5,555	6,648
Income taxes receivable	—	580
Inventories	8,523	6,384
Prepaid expenses and other	11,298	8,884

	140,407	150,930

Real estate properties, net	825,037	845,894
Fixed assets, net	88,909	93,141
Racing licenses	109,868	109,868
Other assets, net	7,112	4,664
Future tax assets	43,727	42,388

	$1,215,060	$1,246,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$741	$6,515
Accounts payable	55,763	76,105
Accrued salaries and wages	8,805	8,792
Customer deposits	2,945	2,531
Other accrued liabilities	46,555	56,228
Income taxes payable	691	—
Long-term debt due within one year	51,001	85,754
Due to parent	3,609	3,108
Deferred revenue	6,157	6,098

	176,267	245,131

Long-term debt	84,087	93,859
Long-term debt due to parent	191,247	177,250
Convertible subordinated notes	221,981	221,437
Other long-term liabilities	17,780	17,484
Future tax liabilities	91,265	91,106

	782,627	846,267

Shareholders' equity:
Class A Subordinate Voting Stock (Issued: 2007 — 49,259; 2006 — 49,055)	319,828	319,087
Class B Stock (Convertible into Class A Subordinate Voting Stock) (Issued: 2007 and 2006 — 58,466)	394,094	394,094
Contributed surplus	91,703	41,718
Other paid-in-capital	1,553	1,410
Accumulated deficit	(417,266)	(396,298)
Accumulated comprehensive income	42,521	40,607

	432,433	400,618

	$1,215,060	$1,246,885

See accompanying notes

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]
[all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures]

1.     Going Concern

        These interim consolidated financial statements of Magna Entertainment Corp. (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, has incurred a net loss of $21.0 million for the six months ended June 30, 2007, and has an accumulated deficit of $417.3 million and a working capital deficiency of $35.9 million at June 30, 2007. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and meet its obligations with respect to secured and unsecured creditors, none of which is assured. During the six months ended June 30, 2007, the Company completed asset sale transactions for proceeds totaling approximately $89.1 million. The Company is continuing to pursue other funding sources, which may include further asset sales, partnerships and raising capital through equity offerings, however, the successful realization of these efforts is not determinable at this time (refer to note 16[a]). These interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157, but has not yet determined the impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS 159"). SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in income. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 159, but has not yet determined the impact on the Company's consolidated financial statements.

3.     Accounting Change

        In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. Effective January 1, 2007, the Company adopted the provisions of FIN 48 on a retroactive basis, which did not result in any charge to accumulated deficit as a cumulative effect of an accounting change or adjustment to the liability for unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

        As of January 1, 2007, the Company had $2.0 million of unrecognized income tax benefits and $0.3 million of related accrued interest and penalties (net of any tax effect), all of which could ultimately reduce the Company's effective tax rate. The Company is currently under audit in Austria. Although it is not possible to accurately predict the timing of the conclusion of the audit, the Company does not anticipate that the Austrian audit relating to the years 2002 through 2004 will be completed by the end of 2007. Given the stage of completion of the audit, the Company does not currently estimate significant changes to unrecognized income tax benefits over the next year. In addition, the Company does not anticipate any other significant changes to unrecognized income tax benefits over the next year.

        It is the Company's continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. The Company did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2007 as the maximum interest and penalty period have elapsed.

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

4.     Income Taxes

        In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to the loss from continuing operations before income taxes for the three and six months ended June 30, 2007 and 2006, resulting in an income tax expense of $3.9 million and $2.8 million for the three and six months ended June 30, 2007 and an income tax expense of $3.1 million and $2.4 million for the three and six months ended June 30, 2006, respectively. The income tax expense for the three and six months ended June 30, 2007 and 2006 primarily represents income tax expense recognized from certain of the Company's U.S. operations that are not included in the Company's U.S. consolidated income tax return.

5.     Acquisition

        On August 22, 2003, MEC Maryland Investments Inc. ("MEC Maryland"), a wholly-owned subsidiary of the Company, acquired a 30% equity interest in AmTote International, Inc. ("AmTote") for a total cash purchase price, including transaction costs, of $4.3 million. On July 26, 2006, MEC Maryland acquired the remaining 70% equity interest of AmTote for a total cash purchase price of $9.3 million, including transaction costs of $0.1 million, net of cash acquired of $5.5 million. AmTote is a provider of totalisator services to the North American pari-mutuel industry with service contracts with over 70 North American racetracks and other wagering entities. The results of AmTote have been consolidated from July 26, 2006 and are included in the racing and gaming — PariMax operations segment. Prior to July 26, 2006, the results of AmTote were accounted for on an equity basis.

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

6.     Sale of The Meadows

        On November 14, 2006, the Company completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows"), each a wholly-owned subsidiary of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"). On closing, the Company received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to the Company over a five-year period, subject to offset for certain indemnification obligations. Under the terms of the holdback agreement, the Company agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. The Company also entered into a racing services agreement whereby the Company will pay $50 thousand per annum and will continue to operate for its own account the racing operations at The Meadows for at least five years. This transaction established fair values of the assets of The Meadows and accordingly, the Company recognized a non-cash impairment loss of $11.2 million related to the long-lived assets and a gain of $126.4 million related to the disposition of the intangible assets, representing the racing/gaming licenses during the year ended December 31, 2006. Based on the terms of the racing services agreement and the holdback agreement, the sale of The Meadows' real estate properties and fixed assets was not accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP as the Company was deemed to have a continuing interest in the transaction. Accordingly, for accounting purposes, $12.8 million of the proceeds were deferred and recorded as "other long-term liabilities" on the consolidated balance sheet at the date of completion of the transaction. The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive loss over the five-year term of the racing services agreement and/or at the point when the sale leaseback subsequently qualifies for sales recognition. For the three and six months ended June 30, 2007, the Company recognized $0.1 million and $0.4 million, respectively, of the deferred proceeds in income, which is recorded as an offset to racing and gaming "general and administrative" expenses on the accompanying consolidated statements of operations and comprehensive loss. Given the indemnification obligations and other terms contained in the holdback agreement, the $25.0 million holdback agreement is considered continuing involvement and will be recognized in the consolidated financial statements upon the settlement of the indemnification obligations and as payments are received.

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

[d]
The Company's results of operations related to discontinued operations for the three and six months ended June 30, 2006 are as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Results of Operations
Revenues	$5,584	$9,528
Costs and expenses	4,149	6,825

	1,435	2,703
Depreciation and amortization	740	1,441
Interest expense, net	684	1,341

Income (loss) before gain on disposition	11	(79)
Gain on disposition	1,495	1,495

Income before income taxes	1,506	1,416
Income tax expense	513	559

Net income	$993	$857

        The Company did not have any assets or liabilities related to discontinued operations at June 30, 2007 or December 31, 2006.

8.     Bank Indebtedness and Long-term Debt

[a]
The Company has a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on June 29, 2007. On June 29, 2007, the maturity date was extended to October 1, 2007. The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At June 30, 2007 and December 31, 2006, the Company had no borrowings under the credit facility but had issued letters of credit totaling $24.7 million, such that $15.3 million was unused and available. The loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%.

[b]
A wholly-owned subsidiary of the Company that owns and operates Santa Anita Park has a $10.0 million revolving loan arrangement under its existing credit facility with a U.S. financial institution, which matures on October 8, 2007. The revolving loan agreement is guaranteed by the Company's wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. ("SAC") and a pledge of all of the outstanding capital stock of LATC and SAC. At June 30, 2007, the Company had no borrowings under the revolving loan agreement (December 31, 2006 — $6.5 million). Borrowings under the revolving loan agreement bear interest at the U.S. Prime rate. The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at June 30, 2007 was nil given that there were no outstanding borrowings (December 31, 2006 — 8.25%).

[c]
On May 11, 2007, a wholly-owned subsidiary of the Company, AmTote, completed a refinancing of its existing credit facilities with a new lender. The refinancing includes: (i) a $3.0 million revolving credit facility to finance working capital requirements, available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.5%, with a maturity date of May 11, 2008; (ii) a $4.2 million term loan for the repayment of AmTote's debt outstanding under its existing term loan facilities, bearing interest at LIBOR plus 2.75%, with a maturity date of May 11, 2011; and (iii) a $10.0 million term loan to finance up to 80% of eligible capital costs related to tote service contracts, bearing interest at LIBOR plus 2.75%, with a maturity date of May 11, 2012. Loans under the credit facilities are secured by a first charge on the assets and a pledge of stock of AmTote.

        At June 30, 2007, the Company had (i) borrowed $0.7 million under the $3.0 million revolving credit facility, which is included in bank indebtedness on the consolidated balance sheets; (ii) borrowed $3.8 million under the $4.2 million term loan, which is included in long-term debt on the consolidated balance sheets; and (iii) no borrowings under the $10.0 million term loan. The weighted average interest rates on the borrowings outstanding under the revolving credit facility and term loan at June 30, 2007 were 7.82% and 8.07%, respectively.

9.     Capital Stock

[a]
Changes in Class A Subordinate Voting Stock and Class B Stock for the three and six months ended June 30, 2007 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2006	49,055	$319,087	58,466	$394,094	107,521	$713,181
Issued under the Long-term Incentive Plan	204	741	—	—	204	741

Issued and outstanding at March 31, 2007 and June 30, 2007	49,259	$319,828	58,466	$394,094	107,725	$713,922

[b]
The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding as at June 30, 2007 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	49,259
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,714
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

142,539

10.   Long-term Incentive Plan

        The Company's Long-term Incentive Plan (the "Plan") (adopted in 2000 and amended in 2007) allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 9.2 million shares of Class A Subordinate Voting Stock remain available to be issued under the Plan, of which 7.8 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan.

        During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which awarded performance shares of Class A Subordinate Voting Stock under the Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards were based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors of the Company. These performance shares vested over a six or eight-month period to December 31, 2005 and were distributed, subject to certain conditions, in two equal installments. The first distribution occurred in March 2006 and the second distribution occurred in March 2007. At December 31, 2005, there were no non-vested performance share awards and there were 199,471 vested performance share awards with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. During the year ended December 31, 2006, 131,751 of these vested performance shares were issued with a stated value of $0.8 million and 4,812 performance share awards were forfeited (of which 75,907 vested performance shares were issued with a stated value of $0.5 million for the six months ended June 30, 2006). Accordingly, at December 31, 2006, there were 62,908 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. During the six months ended June 30, 2007, all of these performance shares were issued with a stated value of $0.2 million. At June 30, 2007, there are no performance shares remaining to be issued under the 2005 incentive compensation arrangement. The Company recognized no compensation expense related to the 2005 incentive compensation arrangement for the three and six months ended June 30, 2007 and 2006.

        In 2006, the Company continued the incentive compensation program as described in the immediately preceding paragraph. The program was similar in all respects, except that the 2006 performance shares vested over a 12-month period to December 31, 2006 and were distributed, subject to certain conditions, prior to March 31, 2007. For the year ended December 31, 2006, 161,099 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance shares were issued with a nominal stated value and 42,622 performance share awards were forfeited (of which 161,099 performance share awards were granted, 1,616 performance shares were issued and 3,299 performance share awards were forfeited during the six months ended June 30, 2006). Accordingly, at December 31, 2006, there were 116,861 performance share awards vested with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share. During the six months ended June 30, 2007, 110,384 performance shares were issued with a stated value of $0.4 million and 6,477 performance share awards were forfeited. At June 30, 2007, there are no performance shares remaining to be issued under the 2006 incentive compensation arrangement. The Company recognized no compensation expense related to the 2006 incentive compensation arrangement for the three and six months ended June 30, 2007 and recognized approximately $0.3 million and $0.6 million of compensation expense related to the 2006 incentive compensation arrangement for the three and six months ended June 30, 2006, respectively.

        At June 30, 2007, there is no unrecognized compensation expense related to these performance share award arrangements.

        During the six months ended June 30, 2007, 30,941 shares with a stated value of $0.1 million (during the six months ended June 30, 2006 — 25,896 shares with a stated value of $0.2 million) were issued to the Company's directors in payment of services rendered.

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

        Information with respect to shares subject to option at June 30, 2007 and 2006 is as follows (number of shares subject to option in the following tables are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2007	2006	2007	2006
Balance outstanding at January 1	4,905,000	4,827,500	$6.08	$6.14
Forfeited or expired [i]	(166,000)	—	6.74	—

Balance outstanding at March 31	4,739,000	4,827,500	6.06	6.14
Forfeited or expired [i]	(25,000)	(64,000)	5.71	6.80

Balance outstanding at June 30	4,714,000	4,763,500	$6.07	$6.13

[i]
Options forfeited or expired were primarily as a result of employment contracts being terminated and voluntary employee resignations.

	Options Outstanding		Options Exercisable
	2007	2006	2007	2006
Number	4,714,000	4,763,500	4,351,668	4,245,415
Weighted average exercise price	$6.07	$6.13	$6.07	$6.08
Weighted average remaining contractual life (years)	3.7	4.6	3.3	4.2

        At June 30, 2007, the 4,714,000 stock options outstanding had exercise prices ranging from $3.91 to $7.24 per share. The average fair value of the stock option grants for the three and six months ended June 30, 2007 and 2006 using the Black-Scholes option valuation model was not applicable given that there were no options granted during the respective periods.

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

        The compensation expense recognized for the three and six months ended June 30, 2007 related to stock options is approximately $0.1 million and $0.2 million, respectively (for the three and six months ended June 30, 2006 — $0.3 million and $1.1 million, respectively). At June 30, 2007, the total unrecognized compensation expense related to stock options is $0.5 million, which is expected to be recognized in expense over a period of 3.6 years.

        For the three and six months ended June 30, 2007, the Company recognized total compensation expense of $0.1 million and $0.3 million, respectively (for the three and six months ended June 30, 2006 — $0.6 million and $1.7 million, respectively), relating to performance share awards, director compensation and stock options under the Plan.

11.   Other Paid-in-Capital

        Other paid-in-capital consists of accumulated stock option compensation expense less the fair value of stock options at the date of grant that have been exercised and reclassified to share capital. Changes in other paid-in-capital for the three and six months ended June 30, 2007 and 2006 are shown in the following table:

	2007	2006
Balance at January 1	$1,410	$—
Stock-based compensation expense	73	772

Balance at March 31	1,483	772
Stock-based compensation expense	70	289

Balance at June 30	$1,553	$1,061

12.   Earnings (Loss) Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Loss from continuing operations	$(23,437)	$(27,331)	$(20,968)	$(24,983)
Income from discontinued operations	—	993	—	857

Net loss	$(23,437)	$(26,338)	$(20,968)	$(24,126)

Weighted average number of shares outstanding:
Class A Subordinate Voting Stock	49,259	48,997	49,176	48,953
Class B Stock	58,466	58,466	58,466	58,466

	107,725	107,463	107,642	107,419

Earnings (loss) per share:
Continuing operations	$(0.22)	$(0.26)	$(0.19)	$(0.23)
Discontinued operations	—	0.01	—	0.01

Loss per share	$(0.22)	$(0.25)	$(0.19)	$(0.22)

        As a result of the net loss for the three and six months ended June 30, 2007, options to purchase 4,714,000 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

        As a result of the net loss for the three and six months ended June 30, 2006, options to purchase 4,763,500 shares, notes convertible into 30,100,124 shares and 279,748 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

13.   Transactions with Related Parties

[a]
The Company's long-term debt and accrued interest payable due to parent consists of the following:

	June 30, 2007	December 31, 2006
Gulfstream Park Project Financing
Tranche 1 [i]	$130,866	$131,350
Tranche 2 [ii]	23,429	18,617
Tranche 3 [iii]	11,740	—
Remington Park Project Financing [iv]	28,821	30,391

	194,856	180,358
Less: due within one year	(3,609)	(3,108)

	$191,247	$177,250

[i]
Gulfstream Park Project Financing — Tranche 1

  In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of our parent company, MI Developments Inc. ("MID"), for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in note 13[a][iv] below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions.

  The loan is guaranteed by the Company's subsidiaries that own and operate Remington Park and the Palm Meadows Training Center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. During the three and six months ended June 30, 2007, the Company incurred interest expense of $3.4 million and $6.9 million, repaid accrued interest of $3.4 million and $5.7 million, and repaid outstanding principal of $0.3 million and $1.8 million, respectively, such that at June 30, 2007, $134.2 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. During the three and six months ended June 30, 2007, the Company amortized loan origination costs of $0.1 million and $0.2 million, respectively, such that at June 30, 2007, $3.3 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[ii]
Gulfstream Park Project Financing — Tranche 2

  On July 26, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments. During the three and six months ended June 30, 2007, the Company received loan advances of $2.5 million and $4.8 million, incurred interest expense of $0.6 million and $1.1 million, repaid accrued interest of $0.6 million and $0.9 million, and repaid outstanding principal of $0.1 million and $0.3 million, respectively, such that at June 30, 2007, $24.2 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. During the three and six months ended June 30, 2007, the Company amortized a nominal amount and $0.1 million, respectively, of loan origination costs such that at June 30, 2007, $0.7 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[iii]
Gulfstream Park Project Financing — Tranche 3

  On December 22, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an additional amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to the Company. During the three and six months ended June 30, 2007, the Company received loan advances of $3.9 million and $11.9 million, accrued interest of $0.2 million and $0.3 million, of which $0.1 million has been capitalized to the principal balance of the loan, repaid accrued interest of $0.1 million and $0.1 million, and repaid outstanding principal of $0.1 million and $0.1 million, respectively, such that at June 30, 2007, $12.3 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. During the three and six months ended June 30, 2007, the Company amortized a nominal amount and $0.1 million, respectively, of loan origination costs, such that at June 30, 2007, $0.5 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[iv]
Remington Park Project Financing

  In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the lands owned by Gulfstream Park and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the three and six months ended June 30, 2007, the Company incurred interest expense of $0.8 million and $1.6 million, repaid accrued interest of $0.8 million and $1.3 million, and repaid outstanding principal of $1.5 million and $1.9 million, respectively, such that at June 30, 2007, $30.1 million was outstanding under this project financing arrangement, including $0.3 million of accrued interest payable. During the three and six months ended June 30, 2007, the Company amortized a nominal amount and $0.1 million, respectively, of loan origination costs, such that at June 30, 2007, $1.2 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[b]
At June 30, 2007, $5.6 million (December 31, 2006 — $6.5 million) of the funds the Company placed into escrow with MID remain in escrow.

[c]
On June 7, 2007, the Company sold 205 acres of land and buildings, located in Bonsall, California, and on which the San Luis Rey Downs Training Center is situated, to MID for cash consideration of approximately $24.0 million. The Company also has entered into a lease agreement whereby a subsidiary of the Company will lease the property from MID for a three-year period on a triple-net lease basis, which provides for a nominal annual rent in addition to operating costs that arise from the use of the property. The lease is terminable at any time by either party on four-months notice. The gain on sale of the property of approximately $17.6 million, net of tax, has been reported as a contribution of equity in contributed surplus.

[d]
On March 28, 2007, the Company sold a 157 acre parcel of excess land adjacent to the Palm Meadows Training Center, located in Palm Beach County, Florida and certain development rights to MID for cash consideration of $35.0 million. The gain on sale of the excess land and development rights of approximately $16.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

  On February 7, 2007, MID acquired all of the Company's interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million), which was equal to the carrying value of the land.

  On February 7, 2007, MID also acquired a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of $20.0 million. The gain on sale of the excess land of approximately $15.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

  The Company has been granted profit participation rights in respect of each of these three properties under which it is entitled to receive 15% of the net proceeds from any sale or development after MID achieves a 15% internal rate of return.

[e]
On March 31, 2006, the Company sold a non-core real estate property located in the United States to Magna for total proceeds of $5.6 million, net of transaction costs. The gain on sale of the property of approximately $2.9 million, net of tax, has been reported as a contribution of equity in contributed surplus. In accordance with the terms of the senior secured revolving credit facility, the Company used the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

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

[c]
On May 18, 2007, ODS Technologies, L.P. d/b/a TVG Network filed a summons against the Company, HRTV, LLC and XpressBet, Inc. seeking an order that the defendants be enjoined from infringing certain patents relating to interactive wagering systems and for an award for damages to compensate for the infringement. An Answer to Complaint, Affirmative Defenses and Counterclaims have been filed on behalf of the defendants. At the present time, the final outcome related to this action cannot be accurately determined by management.

[d]
At June 30, 2007, the Company has letters of credit issued with various financial institutions of $1.0 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $24.7 million (refer to note 8[a]).

[e]
The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At June 30, 2007, these indemnities amounted to $5.8 million with expiration dates through 2008.

[f]
Contractual commitments outstanding at June 30, 2007, which related to construction and development projects, amounted to approximately $3.9 million.

[g]
One of the Company's wholly-owned subsidiaries, SAC, entered into two interest rate swap contracts, one on March 1, 2007 and one on April 27, 2007, with an effective date of October 9, 2007, which fix the rate of interest at 6.98% and 7.06% per annum, respectively, to October 9, 2009 on a notional amount of $10.0 million per contract of the outstanding balance under the SAC term loan facility.

[h]
On March 4, 2007, the Company entered into a series of customer-focused agreements with Churchill Downs Incorporated ("CDI") in order to enhance wagering integrity and security, to own and operate HorseRacing TV™ ("HRTV™"), to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group, LLC ("TrackNet Media"), a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV™. TrackNet Media is the vehicle through which the Company and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through the Company's and CDI's respective outlets. Under the reciprocal content swap agreement, the Company and CDI will exchange their respective horse racing signals. To facilitate the sale of 50% of HRTV™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007. Both the Company and CDI are required to make quarterly capital contributions, on an equal basis, until October 2009 to fund the operations of HRTV, LLC, however the Company may under certain circumstances be responsible for additional capital commitments. The Company's share of the required capital contributions to HRTV, LLC is expected to be approximately $7.0 million of which $0.8 million has been contributed to June 30, 2007.

[i]
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

[j]
In May 2005, a Limited Liability Company Agreement was entered into with Forest City Enterprises, Inc. ("Forest City") concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to June 30, 2007, the Company has not made any such contributions. In the event the development does not proceed, the Company may have an obligation to fund a portion of those pre-development costs incurred to that point in time. At June 30, 2007, approximately $17.4 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. The Company has reflected its share of equity amounts in excess of $15.0 million, of approximately $1.2 million, as an obligation which is included in "other accrued liabilities" on the accompanying consolidated balance sheets. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. Upon the opening of The Village at Gulfstream Park™, construction of which commenced in late June 2007, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal. Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership. The annual cash payments made to the Forest City partner to equalize the partners' initial contribution accounts will not exceed the amount of the annual ground rent.

[k]
On September 28, 2006, certain of the Company's affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation ("Westfield"), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council's approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. To June 30, 2007, the Company has expended approximately $8.5 million on these initiatives, of which $2.2 million was paid during the six months ended June 30, 2007. These amounts have been recorded as "real estate properties, net" on the accompanying consolidated balance sheets. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however, to June 30, 2007, the Company has not made any such payments.

[l]
On January 18, 2007, the Company announced that the 2007 race meet will be the last meet that MI Racing, Inc., a wholly-owned subsidiary of the Company, will run at Great Lakes Downs. For the year ended December 31, 2006, Great Lakes Downs incurred a loss before income taxes of $1.8 million.

[m]
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

15.   Segment Information

Operating Segments

        The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park's racing and gaming operations and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland off-track betting network; (4) Southern U.S. operations include Lone Star Park, Remington Park's racing and gaming operations and its off-track betting network; (5) Northern U.S. operations include The Meadows and its off-track betting network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon off-track betting network and the North American production and sales operations for StreuFex™; (6) European operations include Magna Racino™ and the European production and sales operations for StreuFex™; (7) PariMax operations include XpressBet®, HRTV™ to April 27, 2007, MagnaBet™, RaceONTV™, AmTote and the Company's equity investments in Racing World Limited, TrackNet Media and HRTV LLC from April 28, 2007; and (8) Corporate and other operations include costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the Company's residential housing development. Comparative amounts reflected in segment information for the three and six months ended June 30, 2006 have been reclassified to reflect MagnaBet™ and RaceONTV™ in PariMax operations rather than in European operations.

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

        The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" section of the Company's annual report on Form 10-K for the year ended December 31, 2006.

        The following summary presents key information about reported segments for the three and six months ended June 30, 2007 and 2006 and as at June 30, 2007 and December 31, 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
California operations	$48,908	$42,333	$159,746	$161,107
Florida operations	21,096	10,997	98,556	78,667
Maryland operations	43,226	43,697	69,569	71,735
Southern U.S. operations	44,694	45,748	73,212	75,650
Northern U.S. operations	23,532	24,822	43,667	46,769
European operations	2,417	2,785	4,185	4,256
PariMax operations	22,597	9,644	44,500	23,092

	206,470	180,026	493,435	461,276
Corporate and other	56	36	106	84
Eliminations	(4,521)	(1,896)	(9,195)	(7,143)

Total racing and gaming operations	202,005	178,166	484,346	454,217
Total real estate and other operations	1,058	1,550	2,891	3,025

Total revenues	$203,063	$179,716	$487,237	$457,242

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$3,244	$2,584	$20,063	$22,688
Florida operations	(6,275)	(3,092)	5,283	10,426
Maryland operations	9,829	9,929	9,791	9,939
Southern U.S. operations	5,632	7,345	7,041	9,517
Northern U.S. operations	(1,038)	(350)	(1,622)	(286)
European operations	(1,659)	(3,330)	(2,866)	(5,824)
PariMax operations	1,304	(2,769)	2,751	(2,525)

	11,037	10,317	40,441	43,935
Corporate and other	(6,906)	(7,942)	(12,100)	(15,234)
Predevelopment, pre-opening and other costs	(888)	(1,660)	(1,418)	(3,094)

Total racing and gaming operations	3,243	715	26,923	25,607
Total real estate and other operations	216	580	752	688

Total EBITDA	$3,459	$1,295	$27,675	$26,295

Reconciliation of EBITDA to Net Loss

	Three months ended June 30, 2007
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$3,243	$216	$3,459
Interest expense, net	12,118	49	12,167
Depreciation and amortization	10,791	8	10,799

Income (loss) from continuing operations before income taxes	$(19,666)	$159	(19,507)
Income tax expense			3,930

Net loss			$(23,437)

	Three months ended June 30, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$715	$580	$1,295
Interest expense (income), net	15,614	(164)	15,450
Depreciation and amortization	10,040	10	10,050

Income (loss) from continuing operations before income taxes	$(24,939)	$734	(24,205)
Income tax expense			3,126

Loss from continuing operations			(27,331)
Income from discontinued operations			993

Net loss			$(26,338)

	Six months ended June 30, 2007
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$26,923	$752	$27,675
Interest expense, net	24,591	77	24,668
Depreciation and amortization	21,197	16	21,213

Income (loss) from continuing operations before income taxes	$(18,865)	$659	(18,206)
Income tax expense			2,762

Net loss			$(20,968)

	Six months ended June 30, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$25,607	$688	$26,295
Interest expense (income), net	29,195	(331)	28,864
Depreciation and amortization	19,975	24	19,999

Income (loss) from continuing operations before income taxes	$(23,563)	$995	(22,568)
Income tax expense			2,415

Loss from continuing operations			(24,983)
Income from discontinued operations			857

Net loss			$(24,126)

	June 30, 2007	December 31, 2006
Total Assets
California operations	$284,414	$309,443
Florida operations	364,994	361,550
Maryland operations	167,292	171,135
Southern U.S. operations	144,215	141,213
Northern U.S. operations	48,654	46,913
European operations	54,014	55,624
PariMax operations	46,394	41,625

	1,109,977	1,127,503
Corporate and other	95,529	85,498

Total racing and gaming operations	1,205,506	1,213,001
Total real estate and other operations	9,554	33,884

Total assets	$1,215,060	$1,246,885

16.   Subsequent Events

[a]
On August 9, 2007, the Company announced that its Board of Directors had approved a number of actions designed to reduce debt and improve the profitability of the Company. These initiatives include the relinquishment of the Company's racing license in Romulus, Michigan, termination of its development plans for Dixon, California and listing the property for sale, the cessation of racing at Magna Racino™ in Austria at the conclusion of its current meet in November 2007 and the listing of real estate properties in Ocala, Florida and Porter, New York for sale. The Company expects that the total gross proceeds from these disposals will exceed the aggregate net book value of these assets, which was approximately $71.0 million at June 30, 2007. The Company also announced that it has engaged Greenbrook Capital Partners Inc. ("Greenbrook") to conduct a strategic review of the Company and develop a plan to substantially reduce debt and improve profitability. The strategic review will be led by Greenbrook's Senior Partner, Tom Hodgson, a former President and Chief Executive Officer of the Company. Greenbrook expects to make its report to the Board of Directors in early September, following which the Company will provide a further update.

[b]
On July 24, 2007, one of the Company's European subsidiaries amended and extended its Euros 3.9 million bank term loan by increasing the amount available under the bank term loan to Euros 4.0 million, bearing interest at the Euro Overnight Index Average rate plus 3.0% per annum, and extending the term to July 31, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended June 30, 2007.

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eight thoroughbred racetracks, one standardbred (harness racing) racetrack, two racetracks that run both thoroughbred and quarterhorse meets and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Three of our racetracks, Gulfstream Park, Remington Park and Magna Racino™, include casino operations with alternative gaming machines. In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. Pursuant to a joint venture with Churchill Downs Incorporated ("CDI"), we also own a 50% interest in HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 14 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. In April 2006, we entered into an agreement with CDI and Racing UK Limited ("Racing UK") to partner in a subscription television channel called "Racing World" that broadcasts races from the Company's and CDI's racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. We also own AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operate an additional thoroughbred training center situated near San Diego, California. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product. In addition to our racetracks, our real estate portfolio includes a residential development in Austria. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks.

        The amounts described below are based on our unaudited interim consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Recent Developments and Current Initiatives

        On August 9, 2007, we announced that our Board of Directors had approved a number of actions designed to reduce debt and improve the profitability of the Company. These initiatives include the relinquishment of our racing license in Romulus, Michigan, termination of our development plans for Dixon, California and listing the property for sale, the cessation of racing at Magna Racino™ in Austria at the conclusion of its current meet in November 2007 and the listing of real estate properties in Ocala, Florida and Porter, New York for sale. We expect that the total gross proceeds from these disposals will exceed the aggregate net book value of these assets, which was approximately $71.0 million at June 30, 2007. We also announced that we have engaged Greenbrook Capital Partners Inc. ("Greenbrook") to conduct a strategic review of the Company and develop a plan to substantially reduce debt and improve profitability. The strategic review will be led by Greenbrook's Senior Partner, Tom Hodgson, a former President and Chief Executive Officer of MEC. Greenbrook expects to make its report to the Board of Directors in early September, following which MEC will provide a further update.

        On June 22, 2007, Michael Neuman, our former Chief Executive Officer, left the Company to pursue other opportunities. Until a replacement candidate is identified, Mr. Frank Stronach, our current Chairman of the Board, has assumed the role of Interim Chief Executive Officer.

        On June 7, 2007, we sold San Luis Rey Downs, a thoroughbred training center located on approximately 205 acres in Bonsall, California (approximately 40 miles from San Diego), to a subsidiary of our parent company, MI Developments Inc. ("MID"), for cash consideration of approximately $24.0 million. Concurrently with this sale transaction, we also entered into a lease agreement whereby one of our subsidiaries will lease the property from MID for a three year period on a triple-net lease basis, which provides for a nominal annual rent in addition to operating costs that arise from the use of the property. The lease is terminable at any time by either party on four-months notice. The proceeds from this transaction have been primarily used for general operating purposes. The gain on this transaction of approximately $17.6 million, net of tax, has been recorded as a contribution of equity in contributed surplus in the second quarter of 2007.

        On March 28, 2007, we sold 157 acres of excess real estate adjacent to our Palm Meadows Training Center, located in Palm Beach County, Florida and certain development rights to MID for cash consideration of $35.0 million. The proceeds from this transaction were primarily used for general operating purposes. As part of this transaction, we were granted a profit participation right in respect of the property under which we are entitled to receive 15% of the net proceeds from any sale or development of the property after MID achieves a 15% internal rate of return. The gain on this transaction of approximately $16.7 million, net of tax, has been recorded as a contribution of equity in contributed surplus in the first quarter of 2007.

        On March 4, 2007, we entered into a series of customer-focused agreements with CDI in order to enhance wagering integrity and security, to own and operate HRTV™, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group, LLC ("TrackNet Media"), a reciprocal content swap agreement and the purchase by CDI from MEC of a 50% interest in HRTV™. TrackNet Media is the vehicle through which MEC and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through MEC's and CDI's respective outlets. Under the reciprocal content swap agreement, MEC and CDI will exchange their respective horse racing signals. CDI racing content will be available for wagering through MEC-owned racetracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet® and, similarly, our racing content will be available for wagering through CDI racetracks and off-track betting facilities and through a CDI-owned advance deposit wagering platform that was launched on May 2, 2007. Both MEC and CDI intend to work to offer as much of their respective live export simulcast content as possible on HRTV™ and will actively explore how the television medium can be used to more effectively serve horse racing customers. HRTV™ will seek additional content providers who wish to televise their horse racing content alongside the MEC and CDI content. To facilitate the sale of 50% of HRTV™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007. Both MEC and CDI are required to fund the operations of HRTV, LLC, on a quarterly basis, in equal installments until October 2009. Our share of the required capital contributions over this period is expected to be approximately $7.0 million, however, under certain circumstances, MEC may be responsible for additional capital commitments. To date, and all in the second quarter of 2007, MEC has contributed $0.3 million to TrackNet Media and $0.8 million to HRTV, LLC in accordance with the respective agreements.

        On May 18, 2007, ODS Technologies, L.P. d/b/a TVG Network filed a summons against MEC, HRTV, LLC and XpressBet, Inc. seeking an order that the defendants be enjoined from infringing certain patents relating to interactive wagering systems and for an award for damages to compensate for the infringement. An Answer to Complaint, Affirmative Defenses and Counterclaims have been filed on behalf of the defendants. At the present time, the final outcome related to this action can not be accurately determined by management.

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

        On November 14, 2006, we completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together with PA Meadows, LLC, "Millennium-Oaktree"). On closing, we received cash proceeds of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to us over a five-year period, subject to offset for certain indemnification obligations. Payments under the holdback agreement will be deferred until the opening of the permanent casino at The Meadows and will also be deferred to the extent of available cash flows as defined in the holdback agreement. Pursuant to a racing services agreement entered into on July 26, 2006, we will continue to manage the racing operations at The Meadows on behalf of Millennium-Oaktree, for at least five years. Based on the terms of various agreements to the transaction, for accounting purposes, the sale of real estate properties and fixed assets at The Meadows was not accounted for as a sale and leaseback, but rather using the financing method of accounting under U.S. GAAP as a result of continuing interest in the transaction. Accordingly, for accounting purposes, $12.8 million of the proceeds were deferred and recorded as a long-term liability on the consolidated balance sheet at the date of completion of the transaction. The deferred proceeds are being recognized over the five-year term of the racing services agreement and/or at the point when the sale leaseback subsequently qualifies for sales recognition. During the second quarter of 2007 and year to date, we recognized $0.1 million and $0.4 million, respectively, of the deferred proceeds into income, which is recorded as an offset to racing and gaming "general and administrative" expenses in the statements of operations and comprehensive loss. Given the indemnification obligations and other terms contained in the holdback agreement, the $25.0 million holdback will be recognized in the consolidated financial statements upon the settlement of the indemnification obligations and as payments are received.

        On November 15, 2006, we opened the Gulfstream Park Racing & Casino slots facility, which now offers 1,221 slot machines, 516 of which were available on November 15, 2006 and an additional 705 which were available on March 20, 2007, as well as poker. Under the original slots legislation, a qualifying facility is entitled to offer up to 1,500 Class III slot machines (increased to 2,000 by the new legislation discussed below), subject to a state tax rate of 50% on gross gaming revenues ("GGR"). All proceeds from that tax will be used to supplement Florida education. Each facility is also subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility's GGR not exceeding $250.0 million and 4.5% of that facility's GGR in excess of $250.0 million. Under an August 9, 2006 agreement with the Florida Horsemen's Benevolent and Protective Association ("FHBPA"), the horsemen are entitled to purse contributions equal to 7.5% of GGR not exceeding $200.0 million and 12.6% of GGR in excess of $200.0 million on the first 1,500 gaming machines installed at Gulfstream Park. If 1,500 gaming machines are installed, purse contributions will be equal to 6.75% of GGR not exceeding $200.0 million and 12.6% of GGR in excess of $200.0 million. Under a November 23, 2005 agreement with the Florida Thoroughbred Breeders' and Owners' Association, the breeders are entitled to purse contributions of 0.75% of GGR not exceeding $200.0 million and 1.4% of GGR in excess of $200.0 million. Funding for the two phases of the slots facility has been provided by two tranches of debt under the existing Gulfstream Park construction financing arrangement with MID. On July 1, 2007, two pieces of legislation became effective, which we expect to benefit the operations at Gulfstream Park. First, Florida House Bill 1047 clarifies a number of provisions in the Florida Slot Machine Act with respect to the on-site availability of automated teller machines, check cashing services and hours of operations and increases the number of permitted slot machines. The second piece of legislation is SB 752, which is related to cardrooms and addresses hours of operations, bet limits, prizes and jackpot payouts, and the types of permitted card games. We have opened the slots facility at Gulfstream Park despite an August 2006 decision rendered by the Florida District Court of Appeals First District that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. The Florida Supreme Court has confirmed that it will hear the matter and oral arguments are scheduled for September 17, 2007. We believe that the August 2006 decision rendered by the Florida District Court of Appeals is incorrect, and accordingly, we have proceeded to open the slots facility.

        In May 2005, a Limited Liability Company Agreement was entered into with Forest City Enterprises, Inc. ("Forest City") concerning the planned development of "The Village at Gulfstream Park™". On November 15, 2006, we received approval from the City of Hallandale Beach, Florida for the development of The Village at Gulfstream Park™, and the groundbreaking for Phase 1 of the 60 acre, master planned lifestyle destination occurred in June 2007. The Village at Gulfstream Park™, to be built around our Gulfstream Park racetrack, will offer world class shops, destination retailers, signature restaurants, unique entertainment options and an appealing residential live/work environment. The first phase is expected to include 375,000 square feet of lifestyle retail, featuring 70 upscale shops and 70,000 square feet of office space. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. We are obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to June 30, 2007, we have not made any such contributions. In the event the development does not proceed, we may have an obligation to fund a portion of those pre-development costs incurred to that point in time. As at June 30, 2007, approximately $17.4 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded entirely by Forest City. We have reflected our share of equity amounts in excess of $15.0 million, of approximately $1.2 million, as an obligation included in "other accrued liabilities" on our consolidated balance sheets at June 30, 2007. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. Upon the opening of The Village at Gulfstream Park™, construction of which commenced in late June 2007, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal. Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership. The annual cash payments made to the Forest City partner to equalize the partners' initial contribution accounts will not exceed the amount of the annual ground rent.

        On September 28, 2006, certain of our affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation ("Westfield"), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council's approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named us and certain of our subsidiaries as real parties of interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. To June 30, 2007, we have expended approximately $8.5 million on these initiatives, of which $2.2 million was paid during the six months ended June 30, 2007. These amounts have been recorded as "real estate properties, net" on our consolidated balance sheets. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to June 30, 2007, no such payments have been made.

        On August 16, 2006, along with CDI, we joined the Empire Racing team ("Empire") that is bidding to operate New York State's thoroughbred racetracks including Saratoga, Belmont and Aqueduct. Empire is a group of New York horsemen and breeders seeking to revitalize racing in New York by securing the exclusive right to operate the three New York thoroughbred racetracks. An application was submitted on August 29, 2006 by Empire to acquire ownership of the New York Racing Association franchise upon its expiry at the end of 2007. On November 21, 2006, the Ad Hoc Committee on the Future of Racing recommended that Excelsior Racing Associates be granted the franchise to operate the racetracks and on February 21, 2007 the Committee released its final report. Shortly after that report's release, New York State's new governor decided to create a panel to evaluate groups interested in taking over the franchise. Though the creation of the panel led to the consideration of additional parties, only one of the four parties who presented a proposal at the April 10-11, 2007 panel hearings was a party not included in the Ad Hoc Committee's final report. To date, we have paid $0.4 million to Empire, which has been recorded in "other assets, net", and have one seat on Empire's 15-member board of directors.

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

        In June 2007, the Oregon Racing Commission, under request of the Oregon Attorney General, temporarily revoked a rule permitting Instant Racing at Portland Meadows. We are currently evaluating how to best address this development.

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

Results of Continuing Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Racing and gaming operations

        In the six months ended June 30, 2007, we operated our largest racetracks for eight fewer live race days compared to the prior year period primarily due to a reduction in the number of days of live racing at Golden Gate Fields and the shifting of four live race days at Lone Star Park from April 2007 to July 2007. Our other racetracks operated nine fewer live race days in the six months ended June 30, 2007 compared to the prior year period due to planned reductions in live race days at Portland Meadows and Magna Racino™, partially offset by an increase in live race days at The Meadows which ran one extra live race day per week in 2007 compared to 2006.

        Set forth below is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters of 2007 with comparatives for 2006.

LIVE RACE DAYS

	Q1 2007	Q1 2006	Q2 2007	Q2 2006	YTD 2007	YTD 2006	Awarded Q3 2007	Q3 2006	Awarded Q4 2007	Q4 2006	Total 2007(1)	Total 2006
Largest Racetracks
Santa Anita Park(2)	65	66	15	15	80	81	—	—	5	5	85	86
Gulfstream Park	73	71	15	16	88	87	—	—	—	—	88	87
Golden Gate Fields	26	40	35	25	61	65	—	29	36	12	97	106
Laurel Park	63	62	8	9	71	71	26	24	52	57	149	152
Lone Star Park	—	—	49	53	49	53	18	13	32	31	99	97
Pimlico Race Course	—	—	31	31	31	31	—	—	—	—	31	31

	227	239	153	149	380	388	44	66	125	105	549	559

Other Racetracks
The Meadows	62	64	64	49	126	113	41	49	39	46	206	208
Thistledown	—	—	54	55	54	55	54	61	28	40	136	156
Remington Park	14	14	36	36	50	50	35	34	34	34	119	118
Portland Meadows	30	39	11	13	41	52	—	—	34	34	75	86
Great Lakes Downs	—	—	27	31	27	31	51	52	21	18	99	101
Magna Racino™	2	3	9	14	11	17	8	13	5	10	24	40

	108	120	201	198	309	318	189	209	161	182	659	709

Total	335	359	354	347	689	706	233	275	286	287	1,208	1,268

(1)
Includes actual live race days for the first and second quarters of 2007 and awarded live race days for the remainder of 2007.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 31 days in 2007 compared to 26 days in 2006.

        In the six months ended June 30, 2007, revenues from our racing and gaming operations increased $30.1 million or 6.6% to $484.3 million, compared to $454.2 million in the comparable 2006 period, primarily due to:

  •
  PariMax revenues above the prior year period by $21.4 million or 92.7% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, which generated revenues of $19.0 million in the six months ended June 30, 2007 and is now being consolidated into the PariMax operations, whereas previously our 30% equity interest was accounted for on an equity basis and $4.1 million of increased revenues at XpressBet® due to an 18.5% increase in handle compared to the prior year period primarily due to having access to CDI racing content, including the Kentucky Derby, through our TrackNet Media joint venture arrangement, partially offset by decreased revenues of $1.7 million at MagnaBet™ due to a decline in handle as a result of wagering platform changes and the termination of the PremiereWin contract.

  •
  Florida revenues above the prior year period by $19.9 million or 25.3% due to the opening of casino operations at Gulfstream Park in November 2006 and expanded casino operations in March 2007, which generated $22.8 million of gaming revenues in the six months ended June 30, 2007, partially offset by reductions in wagering at Gulfstream Park, despite one additional live race day, caused, in part, to the limited access to ATM banking machines and check cashing services on site at Gulfstream Park.

  •
  Northern U.S. operations below the prior year period by $3.1 million or 6.6% primarily due to lower handle and attendance at Thistledown.

  •
  Southern U.S. operations below the prior year period by $2.4 million or 3.2% primarily due to lower revenues generated from Lone Star Park with four fewer live race days in the current year period compared to the same period in the prior year, as well as excessive rain in June 2007, which impaired the quality of the live racing thereby reducing live and export handle and wagering.

  •
  Maryland operations below the prior year period by $2.2 million or 3.0% due to lower attendance and wagering at both Laurel Park and Pimlico due to inclement weather experienced in the first quarter of 2007 compared to the same period in the prior year.

  •
  California revenues below the prior year period by $1.4 million or 0.8% due to:

•	a decrease in attendance and lower levels of handle and gross wagering at Santa Anita Park as a result of one less live race day in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as well as a very strong meet in the prior year, which had record levels of attendance and wagering; and
•	a reduction in live race days at Golden Gate Fields, whereby live race days were decreased from 65 days in the six months ended June 30, 2006 to 61 days in the six months ended June 30, 2007.
  •
  Eliminations of inter-company revenues between business units above the prior year period by $2.1 million due to the consolidation of AmTote.

        Pari-mutuel purses, awards and other decreased $12.3 million or 5.5% to $210.3 million in the six months ended June 30, 2007, from $222.6 million in the six months ended June 30, 2006, primarily due to decreased wagering at Gulfstream Park, Santa Anita Park, The Maryland Jockey Club, Thistledown and Lone Star Park for reasons noted above as well as increased inter-company eliminations of tote fees paid to AmTote, which became a wholly-owned subsidiary in the third quarter of 2006 and reduced carriage costs related to HRTV™ which is now being accounted for using equity accounting with the formation of a joint venture with CDI in late April 2007. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased to 61.3% in the six months ended June 30, 2007 compared to 62.7% in the six months ended June 30, 2006.

        Gaming taxes, purses and other increased $15.6 million to $30.0 million in the six months ended June 30, 2007, compared to $14.4 million in the six months ended June 30, 2006, due to the opening of the casino facility at Gulfstream Park in November 2006 and the expanded casino facility in March 2007. As a percentage of gaming revenues, gaming taxes, purses and other increased to 58.6% in the six months ended June 30, 2007 as compared to 48.7% in the six months ended June 30, 2006 as a result of higher state gaming tax rates at Gulfstream Park in Florida compared to Remington Park in Oklahoma.

        Operating costs in our racing and gaming operations increased $24.1 million or 15.6% to $178.6 million in the six months ended June 30, 2007, from $154.5 million in the six months ended June 30, 2006, primarily due to:

  •
  an increase of $12.7 million in our Florida operations, primarily due to operating costs at Gulfstream Park for the new casino facility; and

  •
  an increase of $10.9 million in our PariMax operations as a result of the consolidation of AmTote as noted previously.

        As a percentage of total racing and gaming revenues, operating costs increased from 34.0% in the six months ended June 30, 2006 to 36.9% in the six months ended June 30, 2007, primarily as a result of higher costs incurred during the start-up of the casino operations at Gulfstream Park.

        General and administrative expenses in our racing and gaming operations increased by $1.8 million or 5.2% to $36.0 million in the six months ended June 30, 2007, compared to $34.2 million in the six months ended June 30, 2006. Several of our racetracks, as well as our Corporate office, experienced lower general and administrative expenses as a result of cost reduction initiatives, which were more than offset by an increase in our PariMax operations with the consolidation of AmTote as noted previously. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 7.5% in the six months ended June 30, 2006 to 7.4% in the six months ended June 30, 2007, primarily due to the increase in racing and gaming revenues.

Real estate and other operations

        Revenues from real estate and other operations decreased $0.1 million from $3.0 million in the six months ended June 30, 2006 to $2.9 million in the six months ended June 30, 2007. The decrease in revenues is attributable to lower sales of housing units at our European residential development in the six months ended June 30, 2007 compared to the prior year period. Real estate and other operating costs and general administrative expenses decreased from $2.3 million in the six months ended June 30, 2006 to $2.1 million in the six months ended June 30, 2007 with lower sales activity.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $1.7 million from $3.1 million in the six months ended June 30, 2006 to $1.4 million in the six months ended June 30, 2007. Predevelopment, pre-opening and other costs of $1.4 million in the six months ended June 30, 2007 represent $0.7 million of costs that we incurred pursuing alternative gaming opportunities, $0.7 million of costs related to the Dixon Downs campaign and $0.6 million of costs relating to developmental initiatives undertaken to enhance our racing operations, partially offset by a recovery of $0.6 million of costs related to the Florida slot initiatives incurred in the prior year. In the six months ended June 30, 2006, the predevelopment, pre-opening and other costs of $3.1 million that we incurred represented costs of $2.6 million pursuing alternative gaming opportunities and $0.5 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $1.2 million from $20.0 million in the six months ended June 30, 2006 to $21.2 million in the six months ended June 30, 2007, primarily due to increased depreciation on the grandstand and slots facility at Gulfstream Park and on AmTote fixed assets as a result of full consolidation upon completion of the acquisition as noted previously, partially offset by reduced depreciation at Magna Racino™ with the write-down of long-lived assets in the fourth quarter of 2006.

Interest expense, net

        Net interest expense decreased $4.2 million to $24.7 million in the six months ended June 30, 2007 from $28.9 million in the six months ended June 30, 2006. The lower net interest expense is primarily attributable to the repayment of our bridge loan facility with MID, reduced borrowings under our $40.0 million senior secured revolving credit facility and repayment of other debt during 2006 from the proceeds of various asset sales, partially offset by increased borrowings on our Gulfstream Park project financing arrangements with MID. In the six months ended June 30, 2007, $0.4 million of interest was capitalized with respect to projects under development, compared to $1.7 million in the six months ended June 30, 2006.

Income tax provision

        In accordance with U.S. GAAP, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the six months ended June 30, 2007 and 2006, resulting in an income tax expense of $2.8 million for the six months ended June 30, 2007 and an income tax expense of $2.4 million for the six months ended June 30, 2006. The income tax expense for the six months ended June 30, 2007 and 2006 represents primarily income tax expense recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the six months ended June 30, 2006 include the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. The following table presents the results of operations from discontinued operations for the six months ended June 30, 2006:

Six months ended June 30, 2006
Revenues	$9,528
Costs and expenses	6,825

2,703
Depreciation and amortization	1,441
Interest expense, net	1,341

Loss before gain on disposition	(79)
Gain on disposition	1,495

Income before income taxes	1,416
Income tax expense	559

Net income	$857

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Racing and gaming operations

        In the three months ended June 30, 2007, revenues from our racing and gaming operations increased $23.8 million or 13.4% to $202.0 million, compared to $178.2 million in the comparable 2006 period, primarily due to:

  •
  PariMax revenues above the prior year period by $13.0 million or 134.3% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, which generated revenues of $11.0 million in the three months ended June 30, 2007 and is now being consolidated into the PariMax operations, whereas previously our 30% equity interest was accounted for on an equity basis and $2.7 million of increased revenues at XpressBet® due to a 31.0% increase in handle compared to the prior year period primarily due to having access to CDI racing content, including the Kentucky Derby, through our TrackNet Media joint venture arrangement, partially offset by decreased revenues of $0.8 million at MagnaBet™ due to a decline in handle as a result of wagering platform changes and the termination of the PremiereWin contract.

  •
  Florida revenues above the prior year period by $10.1 million or 91.8% due to the opening of casino operations at Gulfstream Park in November 2006 and expanded casino operations in March 2007, which generated $9.2 million of gaming revenues and additional food and beverage revenues in the three months ended June 30, 2007.

  •
  California revenues above the prior year period by $6.6 million or 15.5% due to the change in the racing calendar at Golden Gate Fields which resulted in ten additional live race days compared to the prior year period.

  •
  Northern U.S. operations below the prior year period by $1.3 million or 5.2% primarily due to lower handle and attendance at Thistledown.

  •
  Southern U.S. operations below the prior year period by $1.1 million or 2.3% primarily due to four fewer live race days at Lone Star Park in the second quarter of 2007 compared to the second quarter of 2006 as well as excessive rains in June 2007 which impaired the quality of the live racing product thereby reducing live and export handle and wagering.

  •
  Eliminations of inter-company revenues between business units above the prior year period by $2.6 million due to the consolidation of AmTote.

        Pari-mutuel purses, awards and other decreased $1.3 million or 1.7% to $75.8 million in the three months ended June 30, 2007, from $77.1 million in the three months ended June 30, 2006, for several reasons including, increased inter-company eliminations of tote fees paid to AmTote which became a wholly-owned subsidiary in the third quarter of 2006, reduced carriage costs related to HRTV™ which is now being accounted for using equity accounting with the formation of a joint venture with CDI in late April 2007 and decreased wagering at Thistledown and Lone Star Park for reasons noted above. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased to 58.8% in the three months ended June 30, 2007 compared to 61.9% in the three months ended June 30, 2006, primarily due to the reduced carriage costs related to HRTV™ and lower wagering through MagnaBet™ as noted previously.

        Gaming taxes, purses and other increased $5.9 million to $13.3 million in the three months ended June 30, 2007, compared to $7.4 million in the three months ended June 30, 2006, due to the opening of the casino facility at Gulfstream Park in November 2006 and the expanded casino facility in March 2007. As a percentage of gaming revenues, gaming taxes, purses and other increased to 56.3% in the three months ended June 30, 2007 as compared to 50.8% in the three months ended June 30, 2006 as a result of higher state gaming tax rates at Gulfstream Park in Florida compared to Remington Park in Oklahoma.

        Operating costs in our racing and gaming operations increased $14.5 million to $88.5 million in the three months ended June 30, 2007, from $74.0 million in the three months ended June 30, 2006, primarily due to:

  •
  an increase of $7.3 million in our Florida operations, primarily due to operating costs at Gulfstream Park for the new casino facility;

  •
  an increase of $6.6 million in our PariMax operations as a result of the consolidation of AmTote as noted previously;

  •
  an increase of $2.1 million in our California operations due to the change of the racing calendar at Golden Gate Fields which resulted in ten additional live race days in the second quarter of 2007 compared to the second quarter of 2006; and

  •
  a decrease of $1.7 million in our European operations as a result of cost reduction initiatives.

        As a percentage of total racing and gaming revenues, operating costs increased from 41.5% in the three months ended June 30, 2006 to 43.8% in the three months ended June 30, 2007, primarily as a result of higher costs incurred by the introduction of the casino operations at Gulfstream Park.

        General and administrative expenses in our racing and gaming operations increased $2.0 million or 11.6% to $19.5 million in the three months ended June 30, 2007, compared to $17.5 million in the three months ended June 30, 2006. Several of our racetracks, as well as our Corporate office, experienced lower general and administrative expenses as a result of cost reduction initiatives, which were more than offset by an increase in our PariMax operations with the consolidation of AmTote as noted previously. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 9.8% in the three months ended June 30, 2006 to 9.6% in the three months ended June 30, 2007, primarily due to the increase in racing and gaming revenues.

Real estate and other operations

        Revenues from real estate and other operations decreased $0.5 million from $1.6 million in the three months ended June 30, 2006 to $1.1 million in the three months ended June 30, 2007. The decrease in revenues is attributable to lower sales of housing units at our European residential development in the three months ended June 30, 2007 compared to the prior year period. Real estate and other operating costs and general administrative expenses have decreased from $1.0 million in the three months ended June 30, 2006 to $0.8 million in the three months ended June 30, 2007 with lower sales activity.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $0.8 million from $1.7 million in the three months ended June 30, 2006 to $0.9 million in the three months ended June 30, 2007. Predevelopment, pre-opening and other costs of $0.9 million in the three months ended June 30, 2007 represent $0.3 million of costs that we incurred pursuing alternative gaming opportunities, $0.2 million of costs related to the Dixon Downs campaign and $0.4 million of costs relating to developmental initiatives undertaken to enhance our racing operations. In the second quarter of 2006, the predevelopment, pre-opening and other costs of $1.7 million that we incurred represented costs of $1.4 million pursuing alternative gaming opportunities and $0.3 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $0.7 million from $10.1 million in the three months ended June 30, 2006 to $10.8 million in the three months ended June 30, 2007, primarily due to increased depreciation on the grandstand and slots facility at Gulfstream Park and on AmTote fixed assets as a result of full consolidation upon completion of the acquisition as noted previously, partially offset by reduced depreciation at Magna Racino™ with the write-down of long-lived assets in the fourth quarter of 2006.

Interest expense, net

        Net interest expense decreased $3.3 million to $12.2 million in the three months ended June 30, 2007 from $15.5 million in the three months ended June 30, 2006. The lower net interest expense is primarily attributable to the repayment of our bridge loan facility with MID, reduced borrowings under our $40.0 million senior secured revolving credit facility and repayment of other debt during 2006 from the proceeds of various asset sales, partially offset by increased borrowings on our Gulfstream Park project financing arrangements with MID. In the three months ended June 30, 2007, no interest was capitalized with respect to projects under development, compared to $0.4 million in the three months ended June 30, 2006.

Income tax provision

        In accordance with U.S. GAAP, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the three months ended June 30, 2007 and 2006, resulting in an income tax expense of $3.9 million for the three months ended June 30, 2007 and an income tax expense of $3.1 million for the three months ended June 30, 2006. The income tax expense for the three months ended June 30, 2007 and 2006 represents primarily income tax expense recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the three months ended June 30, 2006 include the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. The following table presents the results of operations from discontinued operations for the three months ended June 30, 2006:

Three months ended June 30, 2006
Revenues	$5,584
Costs and expenses	4,149

1,435
Depreciation and amortization	740
Interest expense, net	684

Income before gain on disposition	11
Gain on disposition	1,495

Income before income taxes	1,506
Income tax expense	513

Net income	$993

Liquidity and Capital Resources

Operating activities

        Cash provided from operations before changes in non-cash working capital balances decreased $5.0 million from $5.2 million in the six months ended June 30, 2006 to $0.2 million in the six months ended June 30, 2007, due to a decrease in items not involving current cash flows, partially offset by a reduction in loss from continuing operations. In the six months ended June 30, 2007, cash used for non-cash working capital balances was $14.6 million compared to cash used for non-cash working capital balances of $21.2 million in the six months ended June 30, 2006. Cash used by non-cash working capital balances of $14.6 million in the six months ended June 30, 2007 is primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in restricted cash at June 30, 2007 compared to the respective balances at December 31, 2006.

Investing activities

        Cash provided from investing activities in the six months ended June 30, 2007 was $49.0 million, including $90.6 million of net proceeds received on the disposal of real estate properties and fixed assets, partially offset by $39.1 million of expenditures on real estate property and fixed assets and $2.5 million of expenditures on other asset additions. Expenditures on real estate property and fixed asset additions in the six months ended June 30, 2007 of $39.1 million consisted of $18.4 million on the Gulfstream Park casino facilities, $7.5 million on maintenance capital improvements, $4.3 million on the Gulfstream Park redevelopment and $8.9 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

        Cash used for financing activities was $38.5 million in the six months ended June 30, 2007 arising from repayment of long-term debt of $49.1 million, repayment of bank indebtedness of $21.5 million and repayment of long-term debt with our parent company of $4.1 million, partially offset by proceeds from long-term debt from our parent company of $16.3 million, proceeds from bank indebtedness of $15.7 million and proceeds of other long-term debt of $4.1 million.

Working Capital, Cash and Other Resources

        Our net working capital deficiency was $35.9 million at June 30, 2007, compared to $94.2 million at December 31, 2006.

Bank indebtedness

        We have a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on June 29, 2007. On June 29, 2007, the maturity date was extended to October 1, 2007. The credit facility is available by way of U.S. dollar loans and letters of credit and loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At June 30, 2007, we had no borrowings under the credit facility, but had issued letters of credit totaling $24.7 million, such that $15.3 million of the loan facility was unused and available.

        One of our wholly-owned subsidiaries, The Santa Anita Companies, Inc. ("SAC") has a $10.0 million revolving loan arrangement under its existing credit facility with a U.S. financial institution, which matures on October 8, 2007 and is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. Loans under the agreement bear interest at the U.S. Prime rate. At June 30, 2007, we had no borrowings under the agreement, such that $10.0 million of the facility was unused and available.

        One of our wholly-owned subsidiaries, AmTote has a $3.0 million revolving credit facility with a U.S. financial institution, which matures on May 11, 2008, and is secured by a first charge on the assets and a pledge of stock of AmTote. Loans under the facility are available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.5%. At June 30, 2007, we had borrowed $0.7 million under the revolving credit facility such that $2.3 million of the facility was unused and available.

Long-term and related party debt

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center ("Palm Meadows") and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. During the three and six months ended June 30, 2007, we incurred interest expense of $3.4 million and $6.9 million, repaid accrued interest of $3.4 million and $5.7 million, and repaid outstanding principal of $0.3 million and $1.8 million, respectively, such that at June 30, 2007, $134.2 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. As at June 30, 2007, net loan origination expenses of $3.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of the new tranche) was added to the principal amount of the loan as consideration for the amendments. During the three and six months ended June 30, 2007, we received loan advances of $2.5 million and $4.8 million, incurred interest expense of $0.6 million and $1.1 million, repaid accrued interest of $0.6 million and $0.9 million, and repaid outstanding principal of $0.1 million and $0.3 million, respectively, such that at June 30, 2007, $24.2 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. As at June 30, 2007, net loan origination expenses of $0.7 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to us. During the three and six months ended June 30, 2007, we received loan advances of $3.9 million and $11.9 million, accrued interest of $0.2 million and $0.3 million, of which $0.1 million has been capitalized to the principal balance of the loan, repaid accrued interest of $0.1 million and $0.1 million, and repaid outstanding principal of $0.1 million and $0.1 million, respectively, such that at June 30, 2007, $12.3 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. As at June 30, 2007, net loan origination expenses of $0.5 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        To assist in financing additional material and labor costs and changes in scope of work related to the reconstruction of the Gulfstream Park racing facilities, Gulfstream Park Racing Association, Inc., our wholly-owned subsidiary that owns and operates Gulfstream Park, had a $16.6 million loan arrangement with BE&K, the general contractor on the reconstruction project. The loan's maturity date was originally April 14, 2007, however, the maturity date of the loan was extended to May 18, 2007, at which time all principal and interest was repaid in full.

        A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the Gulfstream Park lands and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the three and six months ended June 30, 2007, we incurred interest expense of $0.8 million and $1.6 million, repaid accrued interest of $0.8 million and $1.3 million, and repaid outstanding principal of $1.5 million and $1.9 million, respectively, such that at June 30, 2007, $30.1 million was outstanding on this project financing arrangement, including $0.3 million of accrued interest payable. As at June 30, 2007, net loan origination expenses of $1.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        At June 30, 2007, $5.6 million of the funds the Company placed into escrow with MID remain in escrow, which is included in "due from parent" on the consolidated balance sheets.

        One of our subsidiaries, SAC, is party to a secured term loan facility that matures on October 8, 2007, subject to SAC's option to extend the maturity to October 9, 2009. SAC has provided notice to the lender that it intends to extend the maturity date to October 9, 2009. Under the facility, SAC is entitled to borrow up to a maximum of $75.0 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this loan facility. Effective November 30, 2005, we have entered into an additional interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 8, 2007 on a notional amount of $10.0 million. In addition, on March 1, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 6.98% per annum to October 9, 2009 on a notional amount of $10.0 million and on April 27, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 7.06% per annum to October 9, 2009 on a notional amount of $10.0 million. The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our senior secured revolving credit facility. At June 30, 2007, $61.7 million was outstanding under this fully drawn facility.

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 1, 2008. At June 30, 2007, all of the notes remained outstanding.

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Subordinate Voting Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 14, 2007. At June 30, 2007, all of the notes remained outstanding.

        One of our European subsidiaries is party to a Euros 15.0 million term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2% per annum. At June 30, 2007, Euros 15.0 million (U.S. $20.3 million) was outstanding under this fully drawn facility, which matures on December 31, 2007.

        On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we granted the remaining minority interest shareholders of The Maryland Jockey Club the option to sell such interest to us, at any time during the first five years after closing of the acquisition. A cash payment of $18.3 million plus interest will be required on exercise of the option. At June 30, 2007, this obligation is secured by letters of credit under our senior secured credit facility and has been reflected on our consolidated balance sheets as long-term debt due within one year.

        Also, two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.68% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At June 30, 2007, $6.6 million and $3.2 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively. Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.

        One of our subsidiaries, Pimlico Racing Association, Inc., has a $10.0 million term loan facility, which matures on December 1, 2013. The term loan facility, which bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum, is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At June 30, 2007, there are no borrowings on this facility.

        At June 30, 2007, one of our European subsidiaries had a bank term loan facility of Euros 3.9 million with a maturity date of July 31, 2007. The bank term loan bore interest at the Euro Overnight Index Average ("EONIA") plus 1.1% per annum. At June 30, 2007, Euros 3.9 million (U.S. $5.2 million) was outstanding under the fully drawn bank term loan facility. On July 24, 2007, this term loan facility was amended and extended. The amendments to the agreement included increasing the amount available to Euros 4.0 million and extending the term to July 31, 2008. The new facility bears interest at EONIA plus 3% per annum. A European subsidiary has provided two first mortgages on real estate properties as security for this term loan.

        On May 11, 2007, AmTote completed a refinancing of its existing credit facilities with a new lender. The refinancing included a $3.0 million revolving credit facility to finance working capital requirements, a $4.2 million term loan for the repayment of AmTote's debt outstanding under its existing term loan facilities and a $10.0 million term loan to finance up to 80% of eligible capital costs related to tote service contracts. The term loan facilities bear interest at LIBOR plus 2.75%. Loans under the credit facilities are secured by a first charge on the assets and a pledge of stock of AmTote. The $4.2 million term loan matures on May 11, 2011 and the $10.0 million term loan matures on May 11, 2012. At June 30, 2007, $3.8 million was outstanding under the $4.2 million term loan facility and there were no borrowings on the $10.0 term loan facility.

        At June 30, 2007, we had cash and cash equivalents of $54.3 million, bank indebtedness of $0.7 million and total shareholders' equity of $432.4 million. At June 30, 2007, we were in compliance with all of our debt agreements and related covenants.

        The interim consolidated financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, have incurred a net loss of $21.0 million for the six months ended June 30, 2007 and have an accumulated deficit of $417.3 million and a working capital deficiency of $35.9 million as at June 30, 2007. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and meet our obligations with respect to secured and unsecured creditors, none of which is assured. Since July 2005, as part of our strategic plan and under our previously announced Recapitalization Plan, we have completed sales of non-strategic assets that have generated aggregate consideration of approximately $460.0 million. These proceeds have been largely used to repay debt and for general corporate purposes. We are continuing to pursue other funding sources, which may include further asset sales, partnerships, and raising capital through equity offerings, however, the successful realization of these efforts is not determinable at this time (refer to "Recent Developments and Current Initiatives"). The interim consolidated financial statements included with this report do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

        In order to fund operations, implement our strategic plan and capitalize on future growth opportunities, we will be required to seek additional financing and funds from one or more possible sources, which may include MID, asset sales, project financings for racing and/or alternative gaming developments, investments by partners in certain of our racetracks and other business operations and debt or equity offerings through public or private sources. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to continue as a going concern, add alternative gaming to our racetracks where and when permitted or improve and expand our operations as planned may be adversely affected.

Qualitative and Quantitative Disclosures About Market Risk

        Our primary exposure to market risk related to financial instruments (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar. Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and the Euro will result in fluctuations in shareholders' equity and comprehensive loss. We have generally not entered into derivative financial arrangements for currency hedging purposes, and have not and will not enter into such arrangements for speculative purposes.

        Additionally, we are exposed to interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the U.S. Prime rate, LIBOR and EURIBOR. Based on interest rates at June 30, 2007 and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facilities and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with the SAC term loan facility, we have entered into four interest rate swap contracts. Effective November 1, 2004, we have entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this term loan facility, which is $61.7 million as at June 30, 2007. Effective November 30, 2005, we have entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 8, 2007 on a notional amount of $10.0 million. In addition, on March 1, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 6.98% per annum to October 9, 2009 on a notional amount of $10.0 million and on April 27, 2007, we entered into another interest rate swap contract, effective October 9, 2007, which fixes the rate of interest at 7.06% per annum to October 9, 2009 on a notional amount of $10.0 million.

Accounting Change

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. Effective January 1, 2007, we adopted the provisions of FIN 48 on a retroactive basis, which did not result in any charge to accumulated deficit as a cumulative effect of an accounting change or adjustment to the liability for unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on our results of operations or financial position.

        As of January 1, 2007, we had $2.0 million of unrecognized income tax benefits and $0.3 million of related accrued interest and penalties (net of any tax effect), all of which could ultimately reduce our effective tax rate. We are currently under audit in Austria. Although it is not possible to accurately predict the timing of the conclusion of the audit, we do not anticipate that the Austrian audit relating to the years 2002 through 2004 will be completed by the end of 2007. Given the stage of completion of the audit, we do not currently estimate significant changes to unrecognized income tax benefits over the next year. In addition, we do not anticipate any other significant changes to unrecognized income tax benefits over the next year.

        It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2007 as the maximum interest and penalty period have elapsed.

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

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"). SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS 159, but have not yet determined the impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is incorporated herein by reference to the information contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Disclosures About Market Risk" of this Quarterly Report.

Item 4.    Controls and Procedures

        Based on an evaluation carried out, as of June 30, 2007, under the supervision and with the participation of the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2007, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's 2007 Annual Meeting of Stockholders was held on May 1, 2006. Proxies were solicited by the Company's Board of Directors pursuant to Regulation 14 under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Class A Subordinate Voting Stock and Class B Stock represented in person and by proxy at the Meeting.

        Each vote at the Meeting was conducted by ballot.

Election of Directors

        The following nominees were elected as directors of the Corporation by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Against*	Abstain
Jerry D. Campbell	1,190,176,154	615,803	0
Joseph De Francis	1,185,009,630	5,763,558	0
Jennifer Jackson	1,190,453,412	338,676	0
William J. Menear	1,190,187,968	604,100	0
Dennis Mills	1,185,869,355	4,918,141	0
Michael Neuman	1,185,162,790	5,629,278	0
Frank Stronach	1,185,006,877	5,786,200	0
Frank Vasilkioti	1,186,007,356	4,784,621	0
Charlie Williams	1,190,325,490	466,498	0

*
Class A Votes only

Appointment of Auditors

        The ratification of the Audit Committee's appointment of Ernst & Young LLP, certified public accountants, as MEC's auditors for the fiscal year ending December 31, 2007 was approved by the stockholders of the Corporation as follows:

Votes For	Against	Abstain
1,190,661,189	34,117	97,892

Amendment to Long-Term Incentive Plan

        A proposal for stockholder approval to increase the overall number of shares available for awards under the Plan by 2,000,000 shares of Class A Subordinate Voting Stock, which proposal was approved by the Corporation's stockholders on May 9, 2007, as follows:

Votes For	Against	Abstain
1,189,453,767	1,081,599	257,832

        There were no other matters coming before the Meeting that required a vote by the stockholders.

Item 5.    Other Information

(a)
Not applicable.

(b)
None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.1 of the registrant's Report on Form 8-K filed on March 16, 2000).
3.2	By-laws of Magna Entertainment Corp. (incorporated herein by reference to the exhibit 3.2 of the registrant's Report on Form 10-Q filed on May 10, 2004).
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated herein by reference to exhibit 4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000.
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009 (incorporated herein by reference to exhibit 4.1 of the registrant's Registration Statement on Form S-3 filed January 25, 2003).
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated herein by reference to exhibit 4.1 of the registrant's Registration Statement on Form S-3 filed July 25, 2003).
10.1	Agreement of Purchase and Sale dated June 7, 2007 between 20005 Delaware Inc. and SLRD Thoroughbred Training Center, Inc. (incorporated herein by reference to exhibit 10.1 of the registrant's Form 8-K filed on June 7, 2007).
10.2	Separation Agreement between the registrant and Michael Neuman effective June 22, 2007 (incorporated herein by reference to exhibit 10.1 of the registrant's Form 8-K filed on June 28, 2007).
10.3*	Long-Term Incentive Plan, as amended.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

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

MAGNA ENTERTAINMENT CORP. (Registrant)
	by:	/s/ FRANK STRONACH Frank Stronach, Interim Chief Executive Officer
	by:	/s/ BLAKE TOHANA Blake Tohana, Executive Vice-President and Chief Financial Officer
Date: August 9, 2007

QuickLinks

MAGNA ENTERTAINMENT CORP. INDEX
SIGNATURES