Form 10-Q
period 2007-09-30
MAGNA ENTERTAINMENT CORP
filed 2007-11-09
CIK 1093273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

Yes ☐     No ☒

The Registrant had 58,148,887  shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of October 31, 2007.

MAGNA ENTERTAINMENT CORP.

I N D E X

2

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[Unaudited]

[U.S. dollars in thousands, except per share figures]

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated-note 8)		(restated-note 8)
Revenues
Racing and gaming
Pari-mutuel wagering	$58,272	$70,761	$401,565	$425,801
Gaming	22,525	13,565	73,723	43,054
Non-wagering	31,040	26,985	120,895	96,673
	111,837	111,311	596,183	565,528
Real estate and other	2,695	717	5,586	3,742
	114,532	112,028	601,769	569,270

Costs and expenses
Racing and gaming
Pari-mutuel purses, awards and other	32,938	43,045	243,259	265,674
Gaming taxes, purses and other	12,756	6,532	42,741	20,898
Operating costs	71,065	60,883	249,649	215,385
General and administrative	19,559	18,020	55,578	52,249
	136,318	128,480	591,227	554,206
Real estate and other
Operating costs (recovery)	1,185	(177)	2,915	2,136
General and administrative	152	9	561	33
	1,337	(168)	3,476	2,169
Predevelopment, pre-opening and other costs	451	4,324	1,869	7,418
Depreciation and amortization	11,848	11,252	33,061	31,251
Interest expense, net	12,680	16,277	37,348	45,141
Write-down of long-lived assets	1,444	—	1,444	—
Equity loss	1,035	435	2,131	225
	165,113	160,600	670,556	640,410
Loss from continuing operations before income taxes	(50,581)	(48,572)	(68,787)	(71,140)
Income tax expense (benefit)	(770)	(863)	1,992	1,552
Loss from continuing operations	(49,811)	(47,709)	(70,779)	(72,692)
Loss from discontinued operations	—	(3,033)	—	(2,176)
Net loss	(49,811)	(50,742)	(70,779)	(74,868)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,112	(706)	4,122	6,572
Change in fair value of interest rate swap	(327)	(133)	(423)	(33)
Comprehensive loss	$(48,026)	$(51,581)	$(67,080)	$(68,329)

Loss per share for Class A Subordinate Voting Stock and Class B Stock:
Basic and Diluted
Continuing operations	$(0.46)	$(0.44)	$(0.66)	$(0.68)
Discontinued operations	—	(0.03)	—	(0.02)
Loss per share	$(0.46)	$(0.47)	$(0.66)	$(0.70)

Weighted average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period [in thousands]:
Basic and Diluted	107,726	107,498	107,669	107,445

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

[U.S. dollars in thousands]

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated-note 8)		(restated-note 8)
Cash provided from (used for):

Operating activities of continuing operations
Net loss from continuing operations	$(49,811)	$(47,709)	$(70,779)	$(72,692)
Items not involving current cash flows	13,030	17,704	34,198	47,867
	(36,781)	(30,005)	(36,581)	(24,825)
Changes in non-cash working capital balances	3,021	5,741	(11,614)	(15,431)
	(33,760)	(24,264)	(48,195)	(40,256)

Investing activities of continuing operations
Acquisition of business, net of cash acquired	—	(9,347)	—	(9,347)
Real estate property and fixed asset additions	(20,610)	(12,725)	(59,698)	(68,600)
Other asset disposals (additions)	(692)	1,149	(3,178)	302
Proceeds on disposal of real estate properties and fixed assets	2,602	653	5,243	3,478
Proceeds on real estate sold to parent	100	—	88,009	—
Proceeds on real estate sold to a related party	—	—	—	5,578
	(18,600)	(20,270)	30,376	(68,589)

Financing activities of continuing operations
Proceeds from bank indebtedness	25,199	18,129	40,940	18,129
Proceeds from indebtedness and long-term debt with parent	10,189	6,272	26,518	66,849
Proceeds from long-term debt	205	6,927	4,345	12,134
Repayment of bank indebtedness	—	—	(21,515)	(5,500)
Repayment of long-term debt with parent	(2,072)	(1,600)	(6,125)	(3,400)
Repayment of long-term debt	(2,207)	(2,501)	(51,349)	(12,498)
	31,314	27,227	(7,186)	75,714

Effect of exchange rate changes on cash and cash equivalents	210	(210)	131	(506)
Net cash flows used for continuing operations	(20,836)	(17,517)	(24,874)	(33,637)

Cash provided from (used for) discontinued operations
Operating activities of discontinued operations	—	(6,677)	—	(1,299)
Investing activities of discontinued operations	—	46,056	—	47,435
Financing activities of discontinued operations	—	(26,699)	—	(32,427)
Net cash flows provided from discontinued operations	—	12,680	—	13,709

Net decrease in cash and cash equivalents during the period	(20,836)	(4,837)	(24,874)	(19,928)
Cash and cash equivalents, beginning of period	54,253	35,791	58,291	50,882
Cash and cash equivalents, end of period	$33,417	$30,954	$33,417	$30,954

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

[REFER TO NOTE 1 – GOING CONCERN]

[Unaudited]

[U.S. dollars and share amounts in thousands]

	September 30,	December 31,
	2007	2006
		(restated – note 7)
ASSETS
Current assets:
Cash and cash equivalents	$33,417	$58,291
Restricted cash	28,603	34,194
Accounts receivable	31,656	35,949
Due from parent	5,313	6,648
Income taxes receivable	327	580
Inventories	8,866	6,384
Prepaid expenses and other	9,837	8,884
Assets held for sale	29,150	—
	147,169	150,930
Real estate properties, net	807,889	815,766
Fixed assets, net	85,717	93,141
Racing licenses	109,868	109,868
Other assets, net	6,880	4,664
Future tax assets	45,220	42,388
Assets held for sale	—	30,128
	$1,202,743	$1,246,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$25,940	$6,515
Accounts payable	55,839	76,105
Accrued salaries and wages	8,366	8,792
Customer deposits	2,468	2,531
Other accrued liabilities	52,247	56,228
Long-term debt due within one year	52,531	85,754
Due to parent	110,086	3,108
Deferred revenue	3,491	6,098
Liabilities related to assets held for sale	1,047	—
	312,015	245,131
Long-term debt	81,883	93,859
Long-term debt due to parent	93,426	177,250
Convertible subordinated notes	222,254	221,437
Other long-term liabilities	17,180	17,484
Future tax liabilities	91,010	90,059
Liabilities related to assets held for sale	—	1,047
	817,768	846,267

Shareholders’ equity:
Class A Subordinate Voting Stock (Issued: 2007 – 49,260; 2006 – 49,055)	319,833	319,087
Class B Stock
(Convertible into Class A Subordinate Voting Stock) (Issued: 2007 and 2006 - 58,466)	394,094	394,094
Contributed surplus	91,803	41,718
Other paid-in-capital	2,016	1,410
Accumulated deficit	(467,077)	(396,298)
Accumulated comprehensive income	44,306	40,607
	384,975	400,618
	$1,202,743	$1,246,885

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

[all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures]

1.     Going Concern

These interim consolidated financial statements of Magna Entertainment Corp. (the “Company”) have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, has incurred a net loss of $70.8 million for the nine months ended September 30, 2007, and has an accumulated deficit of $467.1 million and a working capital deficiency of $164.8 million at September 30, 2007. Accordingly, the Company’s ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and meet its obligations with respect to secured and unsecured creditors, none of which is assured. During the nine months ended September 30, 2007, the Company completed asset sale transactions for proceeds totaling approximately $89.1 million. On September 12, 2007, the Company’s Board of Directors approved a debt elimination plan designed to eliminate net debt by December 31, 2008 by generating aggregate proceeds of approximately $600.0 - $700.0 million from the sale of assets, entering into strategic transactions involving certain of the Company’s racing, gaming and technology operations, and a possible future equity issuance. In addition, to address immediate liquidity concerns and provide sufficient time to implement the debt elimination plan, the Company has arranged $100.0 million of funding, comprised of (i) a $20.0 million private placement of the Company’s Class A Subordinate Voting Stock to Fair Enterprise Limited (“Fair Enterprise”), a company that forms part of an estate planning vehicle for the family of Mr. Frank Stronach, the Chairman and Interim Chief Executive Officer of the Company (refer to note 17[b]); and (ii) an $80.0 million short-term bridge loan from a subsidiary of MI Developments Inc. (“MID”), the Company’s controlling shareholder (refer to note 14[a][i]). The success of the debt elimination plan is not determinable at this time. These interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Comparative Amounts

Certain of the comparative amounts have been reclassified to reflect assets held for sale and discontinued operations.

Impact of Recently Issued Accounting Standards

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

It is the Company’s continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. The Company did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2007 as the maximum interest and penalty period have elapsed.

As of January 1, 2007, the following tax years remained subject to examination by the major tax jurisdictions:

Major Jurisdictions	Open Years

Austria	2002 through 2006
Canada	2003 through 2006
United States	2003 through 2006

The Company is subject to income taxes in many state and local taxing jurisdictions in Canada and the United States, many of which are still open to tax examinations. Management does not believe these represent a significant financial exposure to the Company.

4.     Income Taxes

In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to the loss from continuing operations before income taxes for the three and nine months ended September 30, 2007 and 2006, resulting in an income tax recovery of $0.8 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, and an income tax expense of $2.0 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. The income tax expense for the nine months ended September 30, 2007 and 2006 primarily represents income tax expense recognized from certain of the Company’s U.S. operations that are not included in the Company’s U.S. consolidated income tax return.

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

The purchase price has been allocated to the assets and liabilities acquired as follows:

Non-cash working capital	$1,203
Fixed assets	12,691
Other assets	127
Long-term debt	(1,470)
Other long-term liabilities	(980)
Future tax liabilities	(2,224)
Net assets acquired and total purchase price, net of cash acquired	$9,347

6.     Sale of The Meadows

On November 14, 2006, the Company completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively “The Meadows”), each a wholly-owned subsidiary of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC (“Oaktree” and together, with PA Meadows, LLC, “Millennium-Oaktree”). On closing, the Company received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to the Company over a five-year period, subject to offset for certain indemnification obligations. Under the terms of the holdback agreement, the Company agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. The Company also entered into a racing services agreement whereby the Company pays $50 thousand per annum and continues to operate, for its own account, the racing operations at The Meadows for at least five years. The transaction proceeds of $171.8 million were allocated to the assets of The Meadows as follows: (i) $7.2 million was allocated to the long-lived assets representing the fair value of the underlying real estate and fixed assets based on appraised values; and (ii) $164.6 million was allocated to the intangible assets representing the fair value of the racing/gaming licenses based on applying the residual method to determine the fair value of the intangible assets. On the closing date of the transaction, the net book value of the long-lived assets was $18.4 million, resulting in a non-cash impairment loss of $11.2 million relating to the long-lived assets, and the net book value of the intangible assets was $32.6 million, resulting in a gain of $132.0 million on the sale of the intangible assets. This gain was reduced by $5.6 million, representing the net present value of the operating losses expected over the term of the racing services agreement. Accordingly, the net gain recognized by the Company on the disposition of the intangible assets was $126.4 million for the year ended December 31, 2006.

Given that the racing services agreement was effectively a lease of property, plant and equipment and since the amount owing under the holdback note is to be paid to the extent of available cash flows as defined in the holdback agreement, the Company was deemed to have continuing involvement with the long-lived assets for accounting purposes. As a result, the sale of The Meadows’ real estate and fixed assets was precluded from sales recognition and not accounted for as a sale-leaseback, but rather using the financing method of accounting under U.S. GAAP. Accordingly, $12.8 million of the proceeds were deferred, representing the fair value of long-lived assets of $7.2 million and the net present value of the operating losses expected over the term of the racing services agreement of $5.6 million, and recorded as “other long-term liabilities” on the consolidated balance sheet at the date of completion of the transaction. The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive loss over the five-year term of the racing services agreement and/or at the point when the sale-leaseback subsequently qualifies for sales recognition. For the three and nine months ended September 30, 2007, the Company recognized $0.8 million and $1.2 million, respectively, of the deferred proceeds in earnings, which is recorded as an offset to racing and gaming “general and administrative” expenses on the accompanying consolidated statements of operations and comprehensive loss. With respect to the $25.0 million holdback agreement, the Company will recognize this consideration upon the settlement of the indemnification obligations and as payments are received.

7.     Assets Held for Sale

[a]   On August 9, 2007, the Company announced its intention to sell real estate properties located in Dixon, California; Ocala, Florida and Porter, New York and has begun activities to sell these properties, including formally listing each of the properties for sale with a real estate broker. Accordingly, at September 30, 2007, these real estate properties are classified as “assets held for sale” on the consolidated balance sheets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with the terms of the Company’s bridge loan agreement with a subsidiary of MID, the Company is required to use the net proceeds from the sale of these real estate properties to pay down principal amounts outstanding under the bridge loan and the amount of such net proceeds will permanently reduce the committed amount of the bridge loan.

[b]   The Company’s assets held for sale and related liabilities at September 30, 2007 and December 31, 2006 are shown below. All assets held for sale and related liabilities are classified as current at September 30, 2007 as the assets and related liabilities described in section [a] above are expected to be sold within one year from the balance sheet date.

	September 30,	December 31,
	2007	2006

ASSETS
Real estate properties, net
Dixon, California	$19,139	$18,711
Ocala, Florida	8,399	8,427
Porter, New York [i]	1,612	2,990
	$29,150	$30,128

LIABILITIES
Future tax liabilities	$1,047	$1,047

[i]    In connection with the plan to sell the Porter, New York real estate, the Company recognized a non-cash impairment loss of $1.4 million at September 30, 2007, which represents the excess of the carrying value of the asset over the estimated fair value. The impairment loss is included in the real estate and other operations segment.

[c]   On September 12, 2007, the Company’s Board of Directors approved a debt elimination plan designed to eliminate net debt by generating aggregate proceeds of approximately $600.0 - $700.0 million from the sale of certain assets, entering into strategic transactions involving the Company’s racing, gaming and technology operations, and a possible future equity issuance (refer to note 1). In addition to the sale of real estate described in section [a] above, the debt elimination plan also contemplates the sale of real estate properties located in Aventura and Hallandale, Florida, both adjacent to Gulfstream Park; Anne Arundel County, Maryland, adjacent to Laurel Park; and Ebreichsdorf, Austria, adjacent to the Magna Racino™. The Company also intends to explore selling its membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that the Company is pursuing under joint venture arrangements with Forest City Enterprises, Inc. (“Forest City”) and Caruso Affiliated, respectively. The Company also intends to sell Great Lakes Downs in Michigan and has announced that the 2007 race meet will be the last that MI Racing, Inc., a wholly-owned subsidiary of the Company, will run at Great Lakes Downs; Thistledown in Ohio; and its interest in Portland Meadows in Oregon. The Company also intends to explore other strategic transactions involving other racing, gaming and technology operations, including: partnerships or joint ventures in respect of the existing gaming facility at Gulfstream Park; partnerships or joint ventures in respect of potential alternative gaming operations at certain of the Company’s other racetracks that currently do not have gaming operations; the possible sale of Remington Park, a horse racetrack and gaming facility in Oklahoma City; and transactions involving the Company’s technology operations, which may include one or more of the assets that comprise the Company’s PariMax business. At September 30, 2007, all of the criteria required to classify an asset held for sale or operation as discontinued operations pursuant to the provisions of SFAS 144 were not met and accordingly these assets and operations continue to be classified as held and used. Once the criteria to classify an asset as held for sale or operation as discontinued operations pursuant to the provisions of SFAS 144 are met, the Company will reclassify these assets to “assets held for sale” and “discontinued operations” as and when appropriate.

8.     Discontinued Operations

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

[d]   The Company’s results of operations related to discontinued operations for the three and nine months ended September 30, 2006 are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006
Results of Operations
Revenues	$4,381	$13,909
Costs and expenses	3,759	10,584
	622	3,325
Depreciation and amortization	606	2,047
Interest expense, net	593	1,934
Impairment loss recorded on disposition	1,202	1,202
Loss before gain on disposition	(1,779)	(1,858)
Gain on disposition	—	1,495
Loss before income taxes	(1,779)	(363)
Income tax expense	1,254	1,813
Net loss	$(3,033)	$(2,176)

The Company did not have any assets or liabilities related to discontinued operations at September 30, 2007 or December 31, 2006.

9.     Bank Indebtedness and Long-term Debt

[a]   The Company has a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on October 1, 2007, but on September 13, 2007 was amended and extended to January 31, 2008. The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At September 30, 2007, the Company had borrowings of $15.0 million (December 31, 2006 – nil) under the credit facility and had issued letters of credit totaling $24.7 million (December 31, 2006 - $24.7 million), such that $0.3 million was unused and available. The loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate (“LIBOR”) plus 6%. The weighted average interest rate on the loans outstanding under the credit facility at September 30, 2007 was 9.26% (December 31, 2006 – nil).

At September 30, 2007, the Company was not in compliance with one of the financial covenants contained in the credit agreement. A waiver for the financial covenant breach at September 30, 2007 was obtained from the lender.

[b]   A wholly-owned subsidiary of the Company that owns and operates Santa Anita Park has a $10.0 million revolving loan arrangement under its existing credit facility with a U.S. financial institution, which was scheduled to mature on October 8, 2007, but on October 2, 2007 was amended and extended to October 31, 2012 (refer to note 17[d]). The revolving loan agreement is guaranteed by the Company’s wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated (“LATC”) and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. (“SAC”) and a pledge of all of the outstanding capital stock of LATC and SAC. At September 30, 2007, the Company had borrowings of $8.6 million (December 31, 2006 - $6.5 million) under the revolving loan agreement. Borrowings under the revolving loan agreement bear interest at the U.S. Prime rate. The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at September 30, 2007 was 7.75% (December 31, 2006 – 8.25%).

[c]   On May 11, 2007, a wholly-owned subsidiary of the Company, AmTote, completed a refinancing of its existing credit facilities with a new lender. The refinancing includes: (i) a $3.0 million revolving credit facility to finance working capital requirements, available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.5%, with a maturity date of May 11, 2008; (ii) a $4.2 million term loan for the repayment of AmTote’s debt outstanding under its existing term loan facilities, bearing interest at LIBOR plus 2.75%, with a maturity date of May 11, 2011; and (iii) a $10.0 million term loan to finance up to 80% of eligible capital costs related to tote service contracts, bearing interest at LIBOR plus 2.75%, with a maturity date of May 11, 2012. Loans under the credit facilities are secured by a first charge on the assets and a pledge of stock of AmTote.

At September 30, 2007, the Company had (i) borrowed $2.4 million under the $3.0 million revolving credit facility, which is included in “bank indebtedness” on the consolidated balance sheets; (ii) borrowed $3.5 million under the $4.2 million term loan, which is included in “long-term debt” on the consolidated balance sheets; and (iii) no borrowings under the $10.0 million term loan. The weighted average interest rates on the borrowings outstanding under the revolving credit facility and term loan at September 30, 2007 were 8.22% and 8.47%, respectively.

At September 30, 2007, the Company was not in compliance with certain of the financial covenants contained in the credit agreement. A waiver for the financial covenants breach at September 30, 2007 was obtained from the lender.

[d]   On July 24, 2007, one of the Company’s European subsidiaries amended and extended its Euros 3.9 million bank term loan by increasing the amount available under the bank term loan to Euros 4.0 million (U.S. $5.7 million), bearing interest at the Euro Overnight Index Average rate plus 3.0% per annum, and extending the term to July 31, 2008. At September 30, 2007, this bank term loan is fully drawn.

10.  Capital Stock

[a]   Changes in Class A Subordinate Voting Stock and Class B Stock for the three and nine months ended September 30, 2007 are shown in the following table (number of shares and stated value have been rounded to the nearest thousand):

	Class A
	Subordinate Voting Stock		Class B Stock		Total
	Number of	Stated	Number of	Stated	Number of	Stated
	Shares	Value	Shares	Value	Shares	Value
Issued and outstanding at December 31, 2006	49,055	$319,087	58,466	$394,094	107,521	$713,181
Issued under the Long-term Incentive Plan	204	741	—	—	204	741
Issued and outstanding at March 31, 2007 and June 30, 2007	49,259	319,828	58,466	394,094	107,725	713,922
Issued under the Long-term Incentive Plan	1	5	—	—	1	5
Issued and outstanding at September 30, 2007	49,260	$319,833	58,466	$394,094	107,726	$713,927

[b]   The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding at September 30, 2007 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	49,260
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	5,090
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
142,916

11.  Long-term Incentive Plan

The Company’s Long-term Incentive Plan (the “Plan”) (adopted in 2000 and amended in 2007) allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 9.2 million shares of Class A Subordinate Voting Stock remain available to be issued under the Plan, of which 7.8 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Plan.

During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which awarded performance shares of Class A Subordinate Voting Stock under the Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards were based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors of the Company. These performance shares vested over a six or eight-month period to December 31, 2005 and were distributed, subject to certain conditions, in two equal installments. The first distribution occurred in March 2006 and the second distribution occurred in March 2007. At December 31, 2005, there were no non-vested performance share awards and there were 199,471 vested performance share awards with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. During the year ended December 31, 2006, 131,751 of these vested performance shares were issued with a stated value of $0.8 million and 4,812 performance share awards were forfeited (of which 115,408 vested performance shares were issued with a stated value of $0.7 million for the nine months ended September 30, 2006). Accordingly, at December 31, 2006, there were 62,908 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share. During the nine months ended September 30, 2007, all of these performance shares were issued with a stated value of $0.2 million. At September 30, 2007, there are no performance shares remaining to be issued under the 2005 incentive compensation arrangement. The Company recognized no compensation expense related to the 2005 incentive compensation arrangement for the three and nine months ended September 30, 2007 and 2006.

In 2006, the Company continued the incentive compensation program as described in the immediately preceding paragraph. The program was similar in all respects, except that the 2006 performance shares vested over a 12-month period to December 31, 2006 and were distributed, subject to certain conditions, prior to March 31, 2007. For the year ended December 31, 2006, 162,556 performance share awards were granted under the Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance shares were issued with a nominal stated value and 42,622 performance share awards were forfeited (of which 162,556 performance share awards were granted, 1,616 performance shares were issued and 12,490 performance share awards were forfeited during the nine months ended September 30, 2006). Accordingly, at December 31, 2006, there were 118,318 performance share awards vested with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share. During the nine months ended September 30, 2007, 111,841 performance shares were issued with a stated value of $0.4 million and 6,477 performance share awards were forfeited. At September 30, 2007, there are no performance shares remaining to be issued under the 2006 incentive compensation arrangement. The Company recognized no compensation expense related to the 2006 incentive compensation arrangement for the three and nine months ended September 30, 2007 and recognized approximately $0.2 million and $0.8 million of compensation expense related to the 2006 incentive compensation arrangement for the three and nine months ended September 30, 2006, respectively.

At September 30, 2007, there is no unrecognized compensation expense related to these performance share award arrangements.

During the nine months ended September 30, 2007, 30,941 shares with a stated value of $0.1 million (during the nine months ended September 30, 2006 – 25,896 shares with a stated value of $0.2 million) were issued to the Company’s directors in payment of services rendered.

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

Information with respect to shares subject to option at September 30, 2007 and 2006 is as follows (number of shares subject to option in the following tables are expressed in whole numbers and have not been rounded to the nearest thousand):

			Weighted Average
	Shares Subject to Option		Exercise Price
	2007	2006	2007	2006
Balance outstanding at January 1	4,905,000	4,827,500	$6.08	$6.14
Forfeited or expired[i]	(166,000)	—	6.74	—
Balance outstanding at March 31	4,739,000	4,827,500	6.06	6.14
Forfeited or expired[i]	(25,000)	(64,000)	5.71	6.80
Balance outstanding at June 30	4,714,000	4,763,500	6.07	6.13
Granted	390,000	—	3.20	—
Forfeited or expired[i]	(14,000)	—	5.20	—
Balance outstanding at September 30	5,090,000	4,763,500	$5.85	$6.13

[i]    Options forfeited or expired were primarily as a result of employment contracts being terminated and voluntary employee resignations.

	Options Outstanding		Options Exercisable
	2007	2006	2007	2006
Number	5,090,000	4,763,500	4,435,668	4,279,700
Weighted average exercise price	$5.85	$6.13	$6.02	$6.08
Weighted average remaining contractual life (years)	4.0	4.3	3.2	3.9

At September 30, 2007, the 5,090,000 stock options outstanding had exercise prices ranging from $2.78 to $7.24 per share. During the nine months ended September 30, 2007, the 390,000 stock options granted had a weighted-average fair value of $1.36 per option (for the nine months ended September 30, 2006 – no options were granted). The fair value of stock option grants is estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk free interest rates	4.15%	N/A	4.15%	N/A
Dividend yields	—	N/A	—	N/A
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.559	N/A	0.559	N/A
Weighted average expected life (years)	5.00	N/A	5.00	N/A

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

The compensation expense recognized for the three and nine months ended September 30, 2007 related to stock options is approximately $0.5 million and $0.6 million, respectively (for the three and nine months ended September 30, 2006 – $0.1 million and $1.2 million, respectively). At September 30, 2007, the total unrecognized compensation expense related to stock options is $0.6 million, which is expected to be recognized in expense over a period of 4.0 years.

For the three and nine months ended September 30, 2007, the Company recognized total compensation expense of $0.5 million and $0.7 million, respectively (for the three and nine months ended September 30, 2006 - $0.4 million and $2.1 million, respectively), relating to performance share awards, director compensation and stock options under the Plan.

12.  Other Paid-in-Capital

Other paid-in-capital consists of accumulated stock option compensation expense less the fair value of stock options at the date of grant that have been exercised and reclassified to share capital. Changes in other paid-in-capital for the three and nine months ended September 30, 2007 and 2006 are shown in the following table:

	2007	2006
Balance at January 1	$1,410	$—
Stock-based compensation expense	73	772
Balance at March 31	1,483	772
Stock-based compensation expense	70	289
Balance at June 30	1,553	1,061
Stock-based compensation expense	463	135
Balance at September 30	$2,016	$1,196

13.  Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	Basic and	Basic and	Basic and	Basic and
	Diluted	Diluted	Diluted	Diluted
Loss from continuing operations	$(49,811)	$(47,709)	$(70,779)	$(72,692)
Loss from discontinued operations	—	(3,033)	—	(2,176)
Net loss	$(49,811)	$(50,742)	$(70,779)	$(74,868)

Weighted average number of shares outstanding:
Class A Subordinate Voting Stock	49,260	49,032	49,203	48,979
Class B Stock	58,466	58,466	58,466	58,466
	107,726	107,498	107,669	107,445
Loss per share:
Continuing operations	$(0.46)	$(0.44)	$(0.66)	$(0.68)
Discontinued operations	—	(0.03)	—	(0.02)
Loss per share	$(0.46)	$(0.47)	$(0.66)	$(0.70)

As a result of the net loss for the three and nine months ended September 30, 2007, options to purchase 5,090,000 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

As a result of the net loss for the three and nine months ended September 30, 2006, options to purchase 4,763,500 shares, notes convertible into 30,100,124 shares and 231,056 performance share awards have been excluded from the computation of diluted loss per share since the effect is anti-dilutive.

14.  Transactions with Related Parties

[a]   The Company’s indebtedness, long-term debt and accrued interest payable due to parent consists of the following:

	September 30,	December 31,
	2007	2006
Bridge Loan Facility [i]	$8,740	$—
Gulfstream Park Project Financing
Tranche 1 [ii]	130,611	131,350
Tranche 2 [iii]	24,132	18,617
Tranche 3 [iv]	12,822	—
Remington Park Project Financing [v]	27,207	30,391
	203,512	180,358
Less: due within one year	(110,086)	(3,108)
	$93,426	$177,250

[i]    Bridge Loan Facility

On September 12, 2007, the Company entered into a bridge loan agreement with a subsidiary of MID, pursuant to which up to $80.0 million of financing will be made available to the Company, subject to certain conditions. The bridge loan matures on May 31, 2008, is non-revolving and bears interest at a rate of LIBOR plus 10.0% per annum, subject to a 1.0% increase in the event the Company has not, by December 31, 2007, completed asset sales (or executed asset sale agreements acceptable to MID) or completed equity financings (other than the Fair Enterprise private placement) with aggregate net proceeds of $50.0 million. If, by February 29, 2008, the Company has not entered into agreements acceptable to MID for asset sales that would yield aggregate net proceeds sufficient to repay the entire outstanding loan amount, the interest rate increases by an additional 1.0%. An arrangement fee of $2.4 million was paid to MID on closing and there is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $80.0 million maximum loan commitment. In addition, on February 29, 2008, there is an additional arrangement fee equal to 1% of the maximum principal amount then available under this facility. The bridge loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise private placement) or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness. The bridge loan is secured by essentially all of the assets of the Company and by guarantees provided by certain subsidiaries of the Company. The guarantees are secured by charges over the lands owned by Golden Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of the Company’s subsidiaries. The bridge loan is also cross-defaulted to all other obligations to MID and to other significant indebtedness of the Company and certain of its subsidiaries. Pursuant to the terms of the bridge loan, advances after January 15, 2008 are subject to MID being satisfied that the Company’s $40.0 million senior secured revolving credit facility will be further extended to at least April 30, 2008 or that satisfactory refinancing of that facility has been arranged. In addition, the first advance that would result in the then outstanding loan amount under the bridge loan exceeding $40.0 million is subject to MID being satisfied that the Company is in compliance with, can reasonably be expected to be able to implement, and is using all commercially reasonable efforts to implement the debt elimination plan.

During the three and nine months ended September 30, 2007, the Company received loan advances of $11.5 million and incurred interest expense of $0.1 million, such that at September 30, 2007, $11.6 million was outstanding under the bridge loan facility, including $0.1 million of accrued interest payable. During the three and nine months ended September 30, 2007, the Company amortized $0.2 million of loan origination costs such that at September 30, 2007, $2.8 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. The weighted average interest rate on the borrowings outstanding under the bridge loan at September 30, 2007 is 15.6%.

[ii]   Gulfstream Park Project Financing – Tranche 1

In December 2004, certain of the Company’s subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in note 14[a][v] below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company’s subsidiaries that own and operate Remington Park and the Palm Meadows Training Center and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. During the three and nine months ended September 30, 2007, the Company incurred interest expense of $3.4 million and $10.3 million, repaid accrued interest of $3.4 million and $9.1 million, and repaid outstanding principal of $0.3 million and $2.1 million, respectively, such that at September 30, 2007, $133.8 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. During the three and nine months ended September 30, 2007, the Company amortized loan origination costs of $0.1 million and $0.3 million, respectively, such that at September 30, 2007, $3.2 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

On September 12, 2007, certain amendments were made to the Gulfstream Park and Remington Park project financings. In return for MID agreeing to waive any applicable make-whole payments for repayments made under either of the project financings prior to May 31, 2008, the required amendments provide, among other things, that under the Gulfstream Park project financing arrangement: (i) Gulfstream Park’s obligations are now guaranteed by the Company; and (ii) $100.0 million of indebtedness under the Gulfstream Park project financings must be repaid by May 31, 2008.

[iii]  Gulfstream Park Project Financing – Tranche 2

On July 26, 2006, certain of the Company’s subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park’s total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments. During the three and nine months ended September 30, 2007, the Company received loan advances of $0.7 million and $5.5 million, incurred interest expense of $0.6 million and $1.8 million, repaid accrued interest of $0.6 million and $1.5 million, and repaid outstanding principal of $0.1 million and $0.3 million, respectively, such that at September 30, 2007, $24.8 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. During the three and nine months ended September 30, 2007, the Company amortized loan origination costs of $0.1 million and $0.2 million, respectively, such that at September 30, 2007, $0.7 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[iv]  Gulfstream Park Project Financing – Tranche 3

On December 22, 2006, certain of the Company’s subsidiaries that own and operate Gulfstream Park entered into an additional amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to the Company. During the three and nine months ended September 30, 2007, the Company received loan advances of $1.1 million and $13.1 million, accrued interest of $0.3 million and $0.6 million, of which $0.1 million has been capitalized to the principal balance of the loan, repaid accrued interest of $0.3 million and $0.4 million, and repaid outstanding principal of $0.1 million and $0.2 million, respectively, such that at September 30, 2007, $13.3 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. During the three and nine months ended September 30, 2007, the Company amortized loan origination costs of $0.1 million and $0.1 million, respectively, such that at September 30, 2007, $0.4 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[v]   Remington Park Project Financing

In July 2005, the Company’s subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the Gulfstream Park lands and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the three and nine months ended September 30, 2007, the Company incurred interest expense of $0.7 million and $2.3 million, repaid accrued interest of $0.8 million and $2.1 million, and repaid outstanding principal of $1.6 million and $3.5 million, respectively, such that at September 30, 2007, $28.4 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. During the three and nine months ended September 30, 2007, the Company amortized a nominal amount and $0.1 million, respectively, of loan origination costs, such that at September 30, 2007, $1.2 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

[b]   At September 30, 2007, $5.3 million (December 31, 2006 - $6.5 million) of the funds the Company placed into escrow with MID remain in escrow.

[c]   On September 24, 2007, the Company exercised its option to acquire the remaining voting and equity interests in The Maryland Jockey Club, pursuant to an agreement with certain companies controlled by Joseph De Francis, a member of the Company’s Board of Directors, and Karin De Francis. Under the terms of the option agreement, the Company paid $18.3 million plus interest on October 5, 2007. At September 30, 2007 and December 31, 2006, this obligation was reflected as “long-term debt due within one year” on the accompanying consolidated balance sheets and was secured by letters of credit under the Company’s senior secured revolving credit facility.

[d]   On June 7, 2007, the Company sold 205 acres of land and buildings, located in Bonsall, California, and on which the San Luis Rey Downs Training Center is situated, to MID for cash consideration of approximately $24.0 million. The Company also has entered into a lease agreement whereby a subsidiary of the Company will lease the property from MID for a three-year period on a triple-net lease basis, which provides for a nominal annual rent in addition to operating costs that arise from the use of the property. The lease is terminable at any time by either party on four-months notice. The gain on sale of the property of approximately $17.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

[e]   On March 28, 2007, the Company sold a 157 acre parcel of excess land adjacent to the Palm Meadows Training Center, located in Palm Beach County, Florida and certain development rights to MID for cash consideration of $35.0 million. The gain on sale of the excess land and development rights of approximately $16.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

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

[f]    The Company has entered into a consulting agreement with MID, dated September 12, 2007, under which MID will provide consulting services to the Company’s management and Board of Directors in connection with the debt elimination plan. The Company is required to reimburse MID for its expenses, but there are no fees payable to MID in connection with the consulting agreement. The consulting agreement may be terminated by either party under certain circumstances.

[g]   On March 31, 2006, the Company sold a non-core real estate property located in the United States to Magna for total proceeds of $5.6 million, net of transaction costs. The gain on sale of the property of approximately $2.9 million, net of tax, has been reported as a contribution of equity in contributed surplus. In accordance with the terms of the senior secured revolving credit facility, the Company used the net proceeds from this transaction to repay principal amounts outstanding under this credit facility.

15.  Commitments and Contingencies

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

[c]   On May 18, 2007, ODS Technologies, L.P., doing business as TVG Network, filed a summons against the Company, HRTV, LLC and XpressBet, Inc. seeking an order that the defendants be enjoined from infringing certain patents relating to interactive wagering systems and for an award for damages to compensate for the infringement. An Answer to Complaint, Affirmative Defenses and Counterclaims have been filed on behalf of the defendants. At the present time, the final outcome related to this action cannot be accurately determined by management.

[d]   At September 30, 2007, the Company has letters of credit issued with various financial institutions of $1.0 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $24.7 million (refer to note 9[a]).

[e]   The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At September 30, 2007, these indemnities amounted to $6.1 million with expiration dates through 2008.

[f]    Contractual commitments outstanding at September 30, 2007, which related to construction and development projects, amounted to approximately $2.2 million.

[g]   At September 30, 2007, one of the Company’s wholly-owned subsidiaries, SAC, had entered into three interest rate swap contracts, one on March 1, 2007, one on April 27, 2007 and one on July 26, 2007, all with effective dates of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract of the outstanding balance under the SAC term loan facility.

[h]   On March 4, 2007, the Company entered into a series of customer-focused agreements with Churchill Downs Incorporated (“CDI”) in order to enhance wagering integrity and security, to own and operate HorseRacing TV™ (“HRTV™”), to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group, LLC (“TrackNet Media”), a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV™. TrackNet Media is the vehicle through which the Company and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through the Company’s and CDI’s respective outlets. Under the reciprocal content swap agreement, the Company and CDI will exchange their respective horse racing signals. To facilitate the sale of 50% of HRTV™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007. Both the Company and CDI are required to make quarterly capital contributions, on an equal basis, until October 2009 to fund the operations of HRTV, LLC; however, the Company may under certain circumstances be responsible for additional capital commitments. The Company’s share of the required capital contributions to HRTV, LLC is expected to be approximately $7.0 million of which $0.8 million has been contributed to September 30, 2007.

[i]    On November 15, 2006, the Company opened the slots facility at Gulfstream Park, which now offers 1,221 slot machines, of which 516 slot machines were available on November 15, 2006 and an additional 705 slot machines were available on March 20, 2007. The Company opened the slots facilities despite an August 2006 decision rendered by the Florida First District Court of Appeals that reversed a lower court decision granting summary judgment in favor of “Floridians for a Level Playing Field” (“FLPF”), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the Florida First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. On September 27, 2007, the Florida Supreme Court ruled that the matter was not procedurally proper for consideration by the court. Its order effectively remanded the matter to the trial court for a trial on the merits. A trial on the merits will likely take over a year to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. The Company believes that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect and that any allegations of fraud in the securing of the petitions will ultimately be disproven at the trial level, and accordingly, we have proceeded to open the slots facility. At September 30, 2007, the carrying value of the fixed assets related to the slots facility is approximately $32.0 million. If the August 2006 decision rendered by the Florida First District Court of Appeals is correct, the Company may incur a write-down of these fixed assets.

[j]    In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of “The Village at Gulfstream Park™”. That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to September 30, 2007, the Company has not made any such contributions. At September 30, 2007, approximately $28.0 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded by a construction loan and equity contributions from Forest City. The Company has reflected its share of equity amounts in excess of $15.0 million, of approximately $2.8 million, as an obligation which is included in “other accrued liabilities” on the accompanying consolidated balance sheets. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. Upon the opening of The Village at Gulfstream Park™, construction of which commenced in late June 2007, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal. Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership. The annual cash payments made to the Forest City partner to equalize the partners’ initial contribution accounts will not exceed the amount of the annual ground rent.

[k]   On September 28, 2006, certain of the Company’s affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation (“Westfield”), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council’s approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. The first hearings on the merits of the petitioners’ claims are scheduled to be heard before the trial judge during the third week of April 2008. To September 30, 2007, the Company has expended approximately $9.7 million on these initiatives, of which $3.4 million was paid during the nine months ended September 30, 2007. These amounts have been recorded as “real estate properties, net” on the accompanying consolidated balance sheets. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs, however, to September 30, 2007, the Company has not made any such payments.

[l]    The Meadows participates in a multi-employer defined benefit pension plan for which the pension plan’s total vested liabilities exceed its assets.  An updated actuarial valuation is in the process of being obtained, however, based on allocation information currently provided by the plan, the portion of the estimated unfunded liability for vested benefits attributable to The Meadows is approximately $3.7 million.  Effective November 1, 2007, the New Jersey Sports & Exposition Authority (“NJSEA”) withdrew from the plan and The Meadows now remains the only participant in the plan.  In light of the NJSEA’s withdrawal from the plan, the Company is considering its options with respect to The Meadows’ participation in the plan and has yet to determine whether The Meadows will also withdraw from the plan.  As part of the indemnification obligations under the holdback agreement with Millennium-Oaktree, a withdrawal liability that may be triggered if The Meadows decides to withdraw from the plan will be settled under the holdback agreement (refer to note 6).

16.  Segment Information

Operating Segments

The Company’s reportable segments reflect how the Company is organized and managed by senior management. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park’s racing and gaming operations and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland off-track betting network; (4) Southern U.S. operations include Lone Star Park, Remington Park’s racing and gaming operations and its off-track betting network; (5) Northern U.S. operations include The Meadows and its off-track betting network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon off-track betting network and the North American production and sales operations for StreuFex™; (6) European operations include Magna Racino™ and the European production and sales operations for StreuFex™; (7) PariMax operations include XpressBet®, HRTV™ to April 27, 2007, MagnaBet™, RaceONTV™, AmTote and the Company’s equity investments in Racing World Limited, TrackNet Media and HRTV, LLC from April 28, 2007; and (8) Corporate and other operations include costs related to the Company’s corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the Company’s residential housing development. Comparative amounts reflected in segment information for the three and nine months ended September 30, 2006 have been reclassified to reflect MagnaBet™ and RaceONTV™ in PariMax operations rather than in European operations.

The Company uses revenues and earnings (loss) before interest, income taxes, depreciation and amortization (“EBITDA”) as key performance measures of results of operations for purposes of evaluating operating and financial performance internally. Management believes that the use of these measures enables management and investors to evaluate and compare, from period to period, operating and financial performance of companies within the horse racing industry in a meaningful and consistent manner as EBITDA eliminates the effects of financing and capital structures, which vary between companies. Because the Company uses EBITDA as a key measure of financial performance, the Company is required by U.S. GAAP to provide the information in this note concerning EBITDA. However, these measures should not be considered as an alternative to, or more meaningful than, net income (loss) as a measure of the Company’s operating results or cash flows, or as a measure of liquidity.

The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The following summary presents key information about reported segments for the three and nine months ended September 30, 2007 and 2006 and at September 30, 2007 and December 31, 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
California operations	$8,010	$21,116	$167,756	$182,223
Florida operations	11,129	254	109,685	78,921
Maryland operations	18,961	19,136	88,530	90,871
Southern U.S. operations	34,167	32,048	107,379	107,698
Northern U.S. operations	20,441	22,763	64,108	69,532
European operations	1,995	2,711	6,180	6,967
PariMax operations	18,307	13,801	62,807	36,893
	113,010	111,829	606,445	573,105
Corporate and other	151	34	257	118
Eliminations	(1,324)	(552)	(10,519)	(7,695)
Total racing and gaming operations	111,837	111,311	596,183	565,528

Total real estate and other operations	2,695	717	5,586	3,742

Total revenues	$114,532	$112,028	$601,769	$569,270

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings (loss) before interest, income taxes, depreciation and amortization (“EBITDA”)
California operations	$(6,436)	$(2,403)	$13,627	$20,285
Florida operations	(8,500)	(4,317)	(3,217)	6,109
Maryland operations	(1,767)	(1,792)	8,024	8,147
Southern U.S. operations	1,956	2,281	8,997	11,798
Northern U.S. operations	(529)	(569)	(2,151)	(855)
European operations	(2,754)	(2,467)	(5,620)	(8,291)
PariMax operations	473	(2,689)	3,224	(5,214)
	(17,557)	(11,956)	22,884	31,979
Corporate and other	(7,959)	(5,648)	(20,059)	(20,882)
Predevelopment, pre-opening and other costs	(451)	(4,324)	(1,869)	(7,418)
Total racing and gaming operations	(25,967)	(21,928)	956	3,679

Real estate and other operations	1,358	885	2,110	1,573
Write-down of long-lived assets	(1,444)	—	(1,444)	—
Total real estate and other operations	(86)	885	666	1,573

Total EBITDA	$(26,053)	$(21,043)	$1,622	$5,252

Reconciliation of EBITDA to Net Loss

	Three months ended September 30, 2007
	Racing and Gaming	Real Estate and
	Operations	Other Operations	Total

EBITDA (loss) from continuing operations	$(25,967)	$(86)	$(26,053)
Interest expense, net	12,612	68	12,680
Depreciation and amortization	11,840	8	11,848
Loss from continuing operations before income taxes	$(50,419)	$(162)	(50,581)
Income tax benefit			(770)
Net loss			$(49,811)

	Three months ended September 30, 2006
	Racing and Gaming	Real Estate and
	Operations	Other Operations	Total

EBITDA (loss) from continuing operations	$(21,928)	$885	$(21,043)
Interest expense (income), net	16,462	(185)	16,277
Depreciation and amortization	11,246	6	11,252
Income (loss) from continuing operations before income taxes	$(49,636)	$1,064	(48,572)
Income tax benefit			(863)
Loss from continuing operations			(47,709)
Loss from discontinued operations			(3,033)
Net loss			$(50,742)

	Nine months ended September 30, 2007
	Racing and Gaming	Real Estate and
	Operations	Other Operations	Total

EBITDA from continuing operations	$956	$666	$1,622
Interest expense, net	37,203	145	37,348
Depreciation and amortization	33,037	24	33,061
Income (loss) from continuing operations before income taxes	$(69,284)	$497	(68,787)
Income tax expense			1,992
Net loss			$(70,779)

	Nine months ended September 30, 2006
	Racing and Gaming	Real Estate and
	Operations	Other Operations	Total

EBITDA from continuing operations	$3,679	$1,573	$5,252
Interest expense (income), net	45,660	(519)	45,141
Depreciation and amortization	31,221	30	31,251
Income (loss) from continuing operations before income taxes	$(73,202)	$2,062	(71,140)
Income tax expense			1,552
Loss from continuing operations			(72,692)
Loss from discontinued operations			(2,176)
Net loss			$(74,868)

	September 30,	December 31,
	2007	2006
		(restated-note 7)

Total Assets
California operations	$286,481	$309,443
Florida operations	354,577	361,550
Maryland operations	165,801	171,135
Southern U.S. operations	144,873	141,213
Northern U.S. operations	51,324	46,913
European operations	56,223	55,624
PariMax operations	44,018	41,625
	1,103,297	1,127,503
Corporate and other	58,938	55,370
Total racing and gaming operations	1,162,235	1,182,873
Total real estate and other operations	11,358	33,884
Assets held for sale	29,150	30,128
Total assets	$1,202,743	$1,246,885

17.  Subsequent Events

[a]   On October 31, 2007, the Company filed a registration statement on Form S-8 for the purpose of registering additional securities of the same class as those registered under a currently effective registration statement on Form S-8, originally filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2000. The original registration statement registered an aggregate of 8,000,000 shares of Class A Subordinate Voting Stock under the Company’s Plan.  On April 16, 2007, the Company filed with the Commission a definitive Proxy Statement, which included a proposal for stockholder approval to increase the overall number of shares available for awards under the Plan by 2,000,000 shares of Class A Subordinate Voting Stock, which proposal was approved by the Company’s stockholders on May 9, 2007.

[b]   On October 29, 2007, the Company completed a $20.0 million private placement of the Company’s Class A Subordinate Voting Stock to Fair Enterprise. Pursuant to the terms of the subscription agreement entered into on September 13, 2007, Fair Enterprise was issued 8.9 million shares of Class A Subordinate Voting Stock at a price of $2.25 per share. The price per share was set at the greater of (i) 90% of the volume weighted average price per share of Class A Subordinate Voting Stock on NASDAQ for the five trading days commencing on September 13, 2007; and (ii) U.S. $1.91, being 100% of the volume weighted average price per share of Class A Subordinate Voting Stock on NASDAQ for the five trading days immediately preceding September 13, 2007 (the date of announcement of the private placement). Prior to this transaction, Fair Enterprise owned approximately 7.5% of the issued and outstanding Class A Subordinate Voting Stock. As a result of the completion of the private placement, the percentage of Class A Subordinate Voting Stock beneficially owned by Fair Enterprise has increased to approximately 21.6% of the issued and outstanding Class A Subordinate Voting Stock, representing approximately 10.8% of the equity of the Company. The shares of Class A Subordinate Voting Stock issued pursuant to the subscription agreement were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

[c]   On September 24, 2007, the Company exercised its option to acquire the remaining voting and equity interests in The Maryland Jockey Club, pursuant to an agreement with certain companies controlled by Joseph De Francis, a member of the Company’s Board of Directors, and Karin De Francis. Under the terms of the option agreement, the Company paid $18.3 million plus interest on October 5, 2007. At September 30, 2007 and December 31, 2006, this obligation was reflected as “long-term debt due within one year” on the accompanying consolidated balance sheets and is secured by letters of credit under the Company’s senior secured revolving credit facility.

[d]   On October 2, 2007, a wholly-owned subsidiary of the Company that owns and operates Santa Anita Park amended and extended its term and revolving loan arrangements with a U.S. financial institution. The principal amendments to the term and revolving loan agreements included reducing the amount available under the revolving loan facility from $10.0 million to $7.5 million, requiring the aggregate outstanding principal under the revolving loan facility to be fully repaid for a period of 60 consecutive days during each year, increasing the amount available under the term loan facility from $60.0 million to $67.5 million, reducing the monthly principal repayments under the term loan facility to $375 thousand, extending the maturity date for both facilities to October 31, 2012 and modifying certain financial covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended September 30, 2007.

Overview

Magna Entertainment Corp. (“MEC”, “we” or the “Company”) owns and operates horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Michigan, Oregon and Ebreichsdorf, Austria and, under a management agreement, operates a Pennsylvania racetrack previously owned by the Company. Based on revenues, MEC is North America’s number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage eight thoroughbred racetracks, one standardbred (harness racing) racetrack, two racetracks that run both thoroughbred and quarterhorse meets and one racetrack that runs both thoroughbred and standardbred meets, as well as the simulcast wagering venues at these tracks. Three of our racetracks, Gulfstream Park, Remington Park and Magna Racino™, include casino operations with alternative gaming machines. In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa and Dubai and a European account wagering service known as MagnaBet™. Pursuant to a joint venture with Churchill Downs Incorporated (“CDI”), we also own a 50% interest in HorseRacing TV™ (“HRTV™”), a television network focused on horse racing that we initially launched on the Racetrack Television Network (“RTN”). HRTV™ is currently distributed to more than 14 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. Under an agreement with CDI and Racing UK Limited, we are a partner in a subscription television channel called “Racing World” that broadcasts races from the Company’s and CDI’s racetracks, as well as other North American and international racetracks, into the United Kingdom and Ireland. We also own AmTote International, Inc. (“AmTote”), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operate an additional thoroughbred training center situated near San Diego, California. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product. In addition to our racetracks, our real estate portfolio includes a residential development in Austria. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess land surrounding, or adjacent to, certain of our premier racetracks. The Company has announced that pursuant to a plan to eliminate the Company’s net debt by December 31, 2008, it is pursuing the sale of certain real estate, racetracks and other assets as well as considering strategic transactions involving its other racing, gaming and technology operations.

The amounts described below are based on our unaudited consolidated interim financial statements, which we prepare in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Recent Developments and Current Initiatives

On October 29, 2007, we completed the previously announced $20.0 million private placement of MEC Class A Subordinate Voting Stock (“Class A Stock”) to Fair Enterprise Limited (“Fair Enterprise”), a company that forms part of an estate planning vehicle for the family of Mr. Frank Stronach, MEC’s Chairman and Interim Chief Executive Officer. Pursuant to the terms of the subscription agreement entered into on September 13, 2007, Fair Enterprise was issued 8.9 million shares of Class A Stock at a price of $2.25 per share. The price per share was set at the greater of (i) 90% of the volume weighted average price per share of Class A Stock on NASDAQ for the five trading days commencing on September 13, 2007; and (ii) U.S. $1.91, being 100% of the volume weighted average price per share of Class A Stock on NASDAQ for the five trading days immediately preceding September 13, 2007 (the date of announcement of the private placement).  Prior to this transaction, Fair Enterprise owned approximately 7.5% of the issued and outstanding Class A Stock. Upon completion of the private placement, the percentage of Class A Stock beneficially owned by Fair Enterprise has increased to approximately 21.6% of the issued and outstanding Class A Stock, representing approximately 10.8% of the equity of MEC. The shares of Class A Stock issued pursuant to the subscription agreement were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the private placement will be used to fund our operations.

On August 16, 2006, along with CDI, we joined the Empire Racing team (“Empire Racing”) in a bid to operate New York State’s thoroughbred racetracks including Saratoga, Belmont and Aqueduct. Empire Racing, a group of New York horsemen and breeders seeking to revitalize racing in New York, made an August 29, 2006 application to secure the exclusive right to operate the three New York thoroughbred racetracks upon the expiry by the end of 2007 of the New York Racing Association (“NYRA”) franchise. On November 21, 2006, the Ad Hoc Committee on the Future of Racing recommended that Excelsior Racing Associates be granted the franchise to operate the racetracks and on February 21, 2007 the Committee released its final report. Shortly after that report’s release, New York State’s new Governor decided to create a panel to evaluate groups interested in taking over the franchise. Subsequently, Governor Spitzer released a September 4, 2007 statement regarding his formal recommendation that NYRA continue to operate the New York franchise. On October 10, 2007, we withdrew as a member of Empire Racing.

On November 27, 2002, contemporaneous with our acquisition of The Maryland Jockey Club, we were granted an option to acquire the remaining minority interest in The Maryland Jockey Club, which was scheduled to expire on November 27, 2007. On September 24, 2007, we exercised this option which resulted in a payment of $18.3 million plus interest to certain companies controlled by Karin DeFrancis and Joseph DeFrancis, a member of our Board of Directors, on October 5, 2007. This obligation had previously been reflected as long-term debt due within one year and was secured by letters of credit under our senior secured revolving credit facility. Also on September 24, 2007, termination payments totaling $3.8 million were made to Karin DeFrancis and Joseph DeFrancis pursuant to the terms of their respective employment agreements.

On August 9, 2007, we announced that we had engaged Greenbrook Capital Partners Inc. (“Greenbrook”) to conduct a strategic review of the Company. We also announced that the Board of Directors had approved the following actions:  (i) relinquishment of our racing license for the Romulus, Michigan location; (ii) termination of our development plans for our land in Dixon, California; (iii) a plan to sell our land in Dixon, California, Ocala, Florida and Porter, New York; and (iv) cessation of racing for our own account at the Magna Racino™ in Austria at the close of the 2007 meet.

On September 5, 2007, we announced a plan to sell two of our racetrack operations:  Thistledown in Ohio and our interest in Portland Meadows in Oregon.

On September 13, 2007, we announced that as a result of the completion of our strategic review of assets and operations, the Board of Directors had approved a debt elimination plan (the “Plan”), which is designed to eliminate the Company’s net debt by December 31, 2008 by generating aggregate proceeds of approximately $600.0-$700.0 million from: (i) the sale of certain real estate, racetracks and other assets; (ii) the sale of, or entering into strategic transactions involving, the Company’s other racing, gaming and technology operations; and (iii) a possible future equity issuance, likely in 2008. We also announced the arrangement of $100.0 million of funding to address immediate liquidity concerns and provide sufficient time to implement the Plan. This funding consists of a $20.0 million private placement of Class A Stock and a $80.0 million short-term bridge loan.

We intend to sell real estate properties including those situated in the following locations: Dixon, California; Ocala, Florida; Aventura and Hallandale, Florida, both adjacent to Gulfstream Park; Porter, New York; Anne Arundel County, Maryland, adjacent to Laurel Park; and Ebreichsdorf, Austria, adjacent to the Magna Racino™. The Dixon,

Ocala, and Porter properties have each been listed for sale with a real estate broker. We also intend to explore the sale of our membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that we are pursuing under joint venture arrangements with Forest City Enterprises, Inc. (“Forest City”) and Caruso Affiliated, respectively.

The racetracks that we intend to sell include: Great Lakes Downs in Michigan, which was listed for sale in October 2007; Thistledown in Ohio; and our interest in Portland Meadows in Oregon.  On January 18, 2007, we announced that the 2007 race meet would be the last meet that we would run at Great Lakes Downs. In addition, as previously announced, we will cease horse racing for our own account at the Magna Racino™ in Austria after the close of the 2007 meet and are exploring a contractual arrangement for a third party to utilize the racing facilities.

We also intend to explore other strategic transactions involving other racing, gaming and technology operations, including: partnerships or joint ventures in respect of the existing gaming facility at Gulfstream Park; partnerships or joint ventures in respect of potential alternative gaming operations at certain of our other racetracks that currently do not have gaming operations; the possible sale of Remington Park, a horse racetrack and gaming facility in Oklahoma City; and transactions involving our technology operations, which may include one or more of the assets that comprise our PariMax business.

We have engaged a U.S. investment bank, recognized as an experienced advisor to the gaming industry, to assist in soliciting potential purchasers and managing the sale process for certain of these assets as well as evaluating partnership, joint venture and/or strategic investment opportunities contemplated by the Plan.

Of the initiatives noted above related to asset disposals, the real estate properties at Dixon, California, Ocala, Florida and Porter, New York have been classified as “assets held for sale” in the third quarter of 2007 and their classification has been restated as at December 31, 2006, since only these properties meet the criteria under U.S. GAAP for classification as “assets held for sale” at September 30, 2007.

Upon completion of Greenbrook’s strategic review in September 2007, we entered into a consulting agreement with Greenbrook under which Greenbrook will assist us with the implementation of the Plan by providing consulting services until December 12, 2008 (unless terminated earlier). Tom Hodgson, the senior partner of Greenbrook and former President and Chief Executive Officer of the Company (from March 2005 to March 2006), carried out Greenbrook’s strategic review and will be responsible for carrying out Greenbrook’s obligations under the consulting agreement.

We have also entered into a consulting agreement with our parent company, MI Developments Inc. (“MID”), dated September 12, 2007, pursuant to which MID will provide consulting services to our management and Board of Directors in connection with the Plan.  We are required to reimburse MID for its expenses, but there are no fees payable to MID in connection with the consulting agreement. This consulting arrangement may be terminated by either party under certain circumstances.

On September 12, 2007, we entered into a non-revolving bridge loan agreement (the “Bridge Loan”) with a subsidiary of MID pursuant to which up to $80.0 million of financing will be made available, subject to certain conditions. The Bridge Loan matures on May 31, 2008. The Bridge Loan also required certain amendments to the terms of the outstanding Gulfstream Park and Remington Park project financings with MID. In return for MID agreeing to waive any applicable make-whole payments for repayments made under either of these project financings prior to May 31, 2008, the required amendments provide, among other things, that under the Gulfstream Park project financing arrangement:  (i) Gulfstream Park’s obligations are now guaranteed by MEC; and (ii) $100.0 million of indebtedness must be repaid by May 31, 2008. Refer to Long-term and related party debt for further details of the terms of the Bridge Loan, including the security granted, and the Gulfstream Park and Remington Park project financings.

On September 13, 2007, Mr. Anthony Campbell was appointed to the Board of Directors. Mr. Campbell is a partner of Knott Partners Management, LLC, which has been a long-term investor in the Company and is one of the Company’s largest institutional shareholders.  Knott Partners, LLC currently holds approximately 3.4 million shares of Class A Stock.

On June 22, 2007, Michael Neuman, our former Chief Executive Officer, left the Company to pursue other opportunities. Until a replacement candidate is identified, Mr. Frank Stronach, our current Chairman of the Board, has assumed the role of Interim Chief Executive Officer.

On June 7, 2007, we sold San Luis Rey Downs, a thoroughbred training center located on approximately 205 acres in Bonsall, California (approximately 40 miles from San Diego), to a subsidiary of MID, for cash consideration of approximately $24.0 million. Concurrently with this sale transaction, we also entered into a lease agreement whereby one of our subsidiaries will lease the property from MID for a three year period on a triple-net lease basis, which provides for a nominal annual rent in addition to operating costs that arise from the use of the property. The lease is terminable at any time by either party on four-months notice. The proceeds from this transaction have been primarily used for general operating purposes. The gain on this transaction of approximately $17.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

On May 18, 2007, ODS Technologies, L.P. doing business as TVG Network, filed a summons against MEC, HRTV, LLC and XpressBet, Inc. seeking an order that the defendants be enjoined from infringing certain patents relating to interactive wagering systems and for an award for damages to compensate for the infringement. An Answer to Complaint, Affirmative Defenses and Counterclaims have been filed on behalf of the defendants. At the present time, the final outcome related to this action cannot be accurately determined by management.

On March 28, 2007, we sold 157 acres of excess real estate adjacent to our Palm Meadows Training Center, located in Palm Beach County, Florida and certain development rights to MID for cash consideration of $35.0 million. The proceeds from this transaction were primarily used for general operating purposes. As part of this transaction, we were granted a profit participation right in respect of the property under which we are entitled to receive 15% of the net proceeds from any sale or development of the property after MID achieves a 15% internal rate of return. The gain on this transaction of approximately $16.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

On March 4, 2007, we entered into a series of customer-focused agreements with CDI in order to enhance wagering integrity and security, to own and operate HRTVTM, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media Group, LLC (“TrackNet Media”), a reciprocal content swap agreement and the purchase by CDI from MEC of a 50% interest in HRTVTM. TrackNet Media is the vehicle through which MEC and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media will also purchase horse racing content from third parties to be made available through MEC’s and CDI’s respective outlets. Under the reciprocal content swap agreement, MEC and CDI will exchange their respective horse racing signals. CDI racing content will be available for wagering through MEC-owned racetracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet® and, similarly, our racing content will be available for wagering through CDI racetracks and off-track betting facilities and through a CDI-owned advance deposit wagering platform that was launched on May 2, 2007. Both MEC and CDI intend to work to offer as much of their respective live export simulcast content as possible on HRTVTM and will actively explore how the television medium can be used to more effectively serve horse racing customers. HRTV™ will seek additional content providers who wish to televise their horse racing content alongside the MEC and CDI content. To facilitate the sale of 50% of HRTV™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007. Both MEC and CDI are required to fund the operations of HRTV, LLC, on a quarterly basis, in equal installments until October 2009. Our share of the required capital contributions over this period is expected to be approximately $7.0 million, however, under certain circumstances, MEC may be responsible for additional capital commitments. In the nine months ended September 30, 2007, MEC has contributed $0.3 million to TrackNet Media and $0.8 million to HRTV, LLC in accordance with the respective agreements.

On February 21, 2007, we filed a shelf registration statement on Form S-3 (the “U.S. Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) and a preliminary short form base shelf prospectus (the “Canadian Prospectus”) with the securities commissions in each of the Provinces in Canada (collectively, the “Canadian Securities Commissions”).  As the U.S. Registration Statement has been declared effective by the SEC and the Canadian Prospectus has received a final receipt from the Canadian Securities Commissions, we will be able to offer to sell up to U.S. $500.0 million of our equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings.  The terms of any such future offerings would be established at the time of such offering.  The U.S. Registration Statement and Canadian Prospectus are intended to give us the flexibility to take advantage of financing opportunities when and if deemed appropriate.

On February 7, 2007, MID acquired all of our interests and rights in two non-core real estate properties, a 34 acre parcel of residential development land in Aurora, Ontario, Canada and a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of Cdn. $12.0 million (U.S. $10.1 million) and $20.0 million, respectively. The proceeds from these transactions were used to pay down debt. As part of these transactions, we were also granted a profit participation right in respect of each property under which we are entitled to receive 15% of the net proceeds from any sale or development of the property after MID achieves a 15% internal rate of return. We recognized an impairment loss on the 34 acre parcel of residential development land in Aurora, Ontario, Canada in the year ended December 31, 2006 of $1.3 million (Cdn. $1.5 million) equal to the excess of our carrying value of the property over its fair value determined by this transaction. The sale of the 64 acre parcel of excess land at Laurel Park resulted in a gain on sale of $15.7 million, net of tax, which has been reported as a contribution of equity in contributed surplus.

On November 14, 2006, we completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively “The Meadows”), each a wholly-owned  subsidiary of the Company, through which we owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC (“Oaktree” and together with PA Meadows, LLC, “Millennium-Oaktree”). On closing, we received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to us over a five-year period, subject to offset for certain indemnification obligations. Under the terms of the holdback agreement, we agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. The Company also entered into a racing services agreement whereby we pay $50 thousand per annum and continue to operate, for our own account, the racing operations at The Meadows for at least five years. The transaction proceeds of $171.8 million were allocated to the assets of The Meadows as follows:  (i) $7.2 million was allocated to the long-lived assets representing the fair value of the underlying real estate and fixed assets based on appraised values; and (ii) $164.6 million was allocated to the intangible assets representing the fair value of the racing/gaming licenses based on applying the residual method to determine the fair value of the intangible assets. On the closing date of the transaction, the net book value of the long-lived assets was $18.4 million, resulting in a non-cash impairment loss of $11.2 million relating to the long-lived assets, and the net book value of the intangible assets was $32.6 million, resulting in a gain of $132.0 million on the sale of the intangible assets. This gain was reduced by $5.6 million, representing the net present value of the operating losses expected over the term of the racing services agreement. Accordingly, the net gain we recognized on the disposition of the intangible assets was $126.4 million for the year ended December 31, 2006. Given that the racing services agreement was effectively a lease of property, plant and equipment and since the amount owing under the holdback note is to be paid only to the extent of available cash flows as defined in the holdback agreement, we were deemed to have continuing involvement with the long-lived assets for accounting purposes. As a result, the sale of The Meadows’ real estate and fixed assets was precluded from sales recognition and not accounted for as a sale-leaseback, but rather using the financing method of accounting under U.S. GAAP. Accordingly, $12.8 million of the proceeds were deferred, representing the fair value of the long-lived assets of $7.2 million and the net present value of the operating losses expected over the term of the racing services agreement of $5.6 million, and recorded as “other long-term liabilities” on the consolidated balance sheets upon closing of the transaction. The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive loss over the five-year term of the racing services agreement and/or at the point when the sale-leaseback subsequently qualifies for sales recognition. For the three and nine months ended September 30, 2007, we recognized $0.8 million and $1.2 million, respectively, of the deferred proceeds in income, which is recorded as an offset to racing and gaming “general and administrative” expenses. With respect to the $25.0 million holdback agreement, the Company will recognize this consideration upon the settlement of the indemnification obligations and as payments are received.

On November 15, 2006, we opened the Gulfstream Park Racing & Casino slots facility, which now offers 1,221 slot machines, 516 of which were available on November 15, 2006 and an additional 705 which were available on March 20, 2007, as well as poker. Under the original slots legislation, a qualifying facility is entitled to offer up to 1,500 Class III slot machines (increased to 2,000 by the new legislation discussed below), subject to a state tax rate of 50% on gross gaming revenues (“GGR”). All proceeds from that tax will be used to supplement Florida education. Each facility is also subject to a $3.0 million annual license fee intended to cover administrative costs. In addition, each facility has entered into separate contracts under which Broward County and the city in which the facility conducts pari-mutuel gaming will receive an aggregate of 3.2% of that facility’s GGR not exceeding $250.0 million and 4.5% of that facility’s GGR in excess of $250.0 million. Under an August 9, 2006 agreement with the Florida Horsemen’s Benevolent and Protective Association (“FHBPA”), the horsemen are entitled to purse contributions equal to 7.5% of GGR not exceeding $200.0 million and 12.6% of GGR in excess of $200.0 million on the first 1,500 gaming machines installed at Gulfstream Park. If 1,500 gaming machines are installed, purse contributions will be equal to 6.75% of GGR not exceeding $200.0 million and 12.6% of GGR in excess of $200.0 million. Under a November 23, 2005 agreement with the Florida Thoroughbred Breeders’ and Owners’ Association, the breeders are entitled to purse contributions of 0.75% of GGR not exceeding $200.0 million and 1.4% of GGR in excess of $200.0 million. Funding for the two phases of the slots facility has been provided by two tranches of debt under the existing Gulfstream Park construction financing arrangement with MID. On July 1, 2007, two pieces of legislation became effective, which we expect to benefit the operations at Gulfstream Park. First, Florida House Bill 1047 clarifies a number of provisions in the Florida Slot Machine Act with respect to the on-site availability of automated teller machines, check cashing services and hours of operations and increases the number of permitted slot machines. The second piece of legislation is SB 752, which is related to cardrooms and addresses hours of operations, bet limits, prizes and jackpot payouts, and the types of permitted card games. We have opened the slots facility at Gulfstream Park despite an August 2006 decision rendered by the Florida First District Court of Appeals that reversed a lower court decision granting summary judgment in favor of “Floridians for a Level Playing Field” (“FLPF”), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the Florida First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. On September 27, 2007, the Florida Supreme Court ruled that the matter was not procedurally proper for consideration by the court. Its order effectively remanded the matter to the trial court for a trial on the merits. A trial on the merits will likely take over a year to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. We believe that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect and that any allegations of fraud in the securing of the petitions will ultimately be disproven at the trial level, and accordingly, we have proceeded to open the slots facility. At September 30, 2007, the carrying value of the fixed assets related to our slots facility is approximately $32.0 million. If the August 2006 decision rendered by the Florida First District Court of Appeals is correct, we may incur a write-down of these fixed assets.

In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of “The Village at Gulfstream Park™”. On November 15, 2006, we received approval from the City of Hallandale Beach, Florida for the development of The Village at Gulfstream Park™, and the groundbreaking for Phase 1 of the 60 acre, master planned lifestyle destination occurred in June 2007. The Village at Gulfstream Park™, to be built around our Gulfstream Park racetrack, will offer world class shops, destination retailers, signature restaurants, unique entertainment options and an appealing residential live/work environment. The first phase is expected to include 375,000 square feet of lifestyle retail, featuring 70 upscale shops and 70,000 square feet of office space. Under the Limited Liability Company Agreement, Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. We are obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, however, to September 30, 2007, we have not made any such contributions. At September 30, 2007, approximately $28.0 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded by a construction loan and equity contributions by Forest City. We have reflected our share of equity amounts in excess of $15.0 million, of approximately $2.8 million, as an obligation included in “other accrued liabilities” on our consolidated balance sheets at September 30, 2007. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. Upon the opening of The Village at Gulfstream Park™, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal. Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership. The annual cash payments made to the Forest City partner to equalize the partners’ initial contribution accounts will not exceed the amount of the annual ground rent.

On September 28, 2006, certain of our affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation (“Westfield”), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council’s approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named us and certain of our subsidiaries as real parties of interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. The first hearings on the merits of the petitioners’ claims are scheduled to be heard before the trial judge during the third week of April 2008. To September 30, 2007, we have expended approximately $9.7 million on these initiatives, of which $3.4 million was paid during the nine months ended September 30, 2007. These amounts have been recorded as “real estate properties, net” on our consolidated balance sheets. Under the terms of the Letter of Intent, we may be responsible to fund additional costs, however to September 30, 2007, no such payments have been made.

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

In June 2007, the Oregon Racing Commission, under request of the Oregon Attorney General, temporarily revoked a rule permitting Instant Racing at Portland Meadows. We are evaluating this development and our investment in Portland Meadows, which may include the potential sale of our interest in this racetrack.

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

Results of Continuing Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Racing and gaming operations

In the nine months ended September 30, 2007, we operated our largest racetracks for 30 fewer live race days compared to the prior year period primarily due to a reduction in the number of days of live racing at Golden Gate Fields. Our other racetracks operated 38 fewer live race days in the nine months ended September 30, 2007 compared to the prior year period due to planned reductions in live race days at Portland Meadows, Magna Racino™ , Thistledown and The Meadows.

Set forth below is a schedule of our actual live race days by racetrack for the first, second and third quarters and awarded live race days for the fourth quarter of 2007 with comparatives for 2006.

LIVE RACE DAYS

									Awarded
	Q1	Q1	Q2	Q2	Q3	Q3	YTD	YTD	Q4	Q4	Total	Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007 (1)	2006
Largest Racetracks

Santa Anita Park(2)	65	66	15	15	—	—	80	81	5	5	85	86
Gulfstream Park	73	71	15	16	—	—	88	87	—	—	88	87
Golden Gate Fields	26	40	35	25	—	29	61	94	36	12	97	106
Laurel Park	63	62	8	9	26	24	97	95	52	57	149	152
Lone Star Park	—	—	49	53	18	13	67	66	32	31	99	97
Pimlico Race Course	—	—	31	31	—	—	31	31	—	—	31	31
	227	239	153	149	44	66	424	454	125	105	549	559

Other Racetracks

The Meadows	62	64	64	49	30	49	156	162	39	46	195	208
Thistledown	—	—	54	55	54	61	108	116	28	40	136	156
Remington Park	14	14	36	36	36	34	86	84	34	34	120	118
Portland Meadows	30	39	11	13	—	—	41	52	34	34	75	86
Great Lakes Downs	—	—	27	31	51	52	78	83	21	18	99	101
Magna Racino™	2	3	9	14	9	13	20	30	5	10	25	40
	108	120	201	198	180	209	489	527	161	182	650	709
Total	335	359	354	347	224	275	913	981	286	287	1,199	1,268

(1)	Includes actual live race days for the first, second and third quarters of 2007 and awarded live race days for the fourth quarter of 2007.
(2)

Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 31 days in 2007 compared to 26 days in 2006.

In the nine months ended September 30, 2007, revenues from our racing and gaming operations increased $30.7 million or 5.4% to $596.2 million, compared to $565.5 million in the comparable 2006 period, primarily due to:

•                  Florida revenues above the prior year period by $30.8 million or 39.0% due to the opening of casino operations at Gulfstream Park in November 2006 and expanded casino operations in March 2007, which generated $31.8 million of gaming revenues in the nine months ended September 30, 2007, partially offset by reductions in wagering at Gulfstream Park, despite one additional live race day, caused, in part, to the limited access to ATM banking machines and check cashing services on site at Gulfstream Park during the 2007 live race meet.

•                  PariMax revenues above the prior year period by $25.9 million or 70.2% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, which generated incremental revenues of $24.2 million in the nine months ended September 30, 2007 and is now being consolidated into the PariMax operations, whereas previously our 30% equity interest was accounted for on an equity basis and $4.5 million of increased revenues at XpressBet® due to a 13.6% increase in handle compared to the prior year period primarily due to having access to CDI racing content, including the Kentucky Derby, through our TrackNet Media joint venture arrangement, partially offset by decreased revenues of $2.7 million at MagnaBet™ due to a decline in handle as a result of wagering platform changes and the termination of a contract with a German television service.

•                  California revenues below the prior year period by $14.5 million or 7.9% due to:

•                  a reduction in live race days at Golden Gate Fields, whereby live race days were decreased from 94 days in the nine months ended September 30, 2006 to 61 days in the nine months ended September 30, 2007; and

•                  a decrease in attendance and lower levels of handle and gross wagering at Santa Anita Park as a result of one less live race day in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, as well as a very strong meet in the prior year, which had record levels of attendance and wagering.

•                  Northern U.S. operations below the prior year period by $5.4 million or 7.8% primarily due to fewer live race days, lower handle and attendance at Thistledown and fewer live race days at The Meadows.

•                  Eliminations of inter-company revenues between business units above the prior year period by $2.8 million due to the consolidation of AmTote for the full period in the current year, compared to only from the date of acquisition in the prior year.

Pari-mutuel purses, awards and other decreased $22.4 million or 8.4% to $243.3 million in the nine months ended September 30, 2007, from $265.7 million in the nine months ended September 30, 2006, primarily due to decreased wagering at Golden Gate Fields, Gulfstream Park, MagnaBet™, Santa Anita Park, Thistledown and The Meadows for reasons noted above as well as increased inter-company eliminations of tote fees paid by our racetracks to AmTote, which became a wholly-owned subsidiary in July 2006 and reduced carriage costs related to HRTV™ which is now being accounted for using equity accounting with the formation of a joint venture with CDI in late April 2007. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased from 62.4% in the nine months ended September 30, 2006 to 60.6% in the nine months ended September 30, 2007 primarily due to lower wagering at MagnaBet™ which has historically had a higher than average purses, awards and other costs.

Gaming taxes, purses and other increased $21.8 million to $42.7 million in the nine months ended September 30, 2007, compared to $20.9 million in the nine months ended September 30, 2006, due to the opening of the casino facility at Gulfstream Park in November 2006 and the expanded casino facility in March 2007. As a percentage of gaming revenues, gaming taxes, purses and other increased from 48.5% in the nine months ended September 30, 2006 to 58.0% in the nine months ended September 30, 2007 as a result of higher state gaming tax rates at Gulfstream Park in Florida compared to Remington Park in Oklahoma.

Operating costs in our racing and gaming operations increased $34.3 million or 15.9% to $249.6 million in the nine months ended September 30, 2007, from $215.4 million in the nine months ended September 30, 2006, primarily due to:

•                  an increase of $20.5 million in our Florida operations, primarily due to operating costs at Gulfstream Park for the new casino facility; and

•                  an increase of $13.5 million in our PariMax operations as a result of the consolidation of AmTote as noted previously, partially offset by reduced costs at HRTV™ with the formation of the joint venture with CDI.

As a percentage of total racing and gaming revenues, operating costs increased from 38.1% in the nine months ended September 30, 2006 to 41.9% in the nine months ended September 30, 2007, primarily as a result of higher costs incurred during the start-up of the casino operations at Gulfstream Park.

General and administrative expenses in our racing and gaming operations increased by $3.3 million or 6.4% to $55.6 million in the nine months ended September 30, 2007, compared to $52.2 million in the nine months ended September 30, 2006. Several of our racetracks experienced lower general and administrative expenses as a result of cost reduction initiatives, which were more than offset by an increase in our PariMax operations with the consolidation of AmTote as noted previously. As a percentage of total racing and gaming revenues, general and administrative expenses remained consistent at approximately 9.3% in the nine months ended September 30, 2007 and 2006.

Real estate and other operations

Revenues from real estate and other operations increased $1.8 million from $3.7 million in the nine months ended September 30, 2006 to $5.6 million in the nine months ended September 30, 2007. The increase in revenues is attributable to increased sales of housing units at our European residential development in the nine months ended September 30, 2007 compared to the prior year period. Real estate and other operating costs and general and administrative expenses increased from $2.2 million in the nine months ended September 30, 2006 to $3.5 million in the nine months ended September 30, 2007, primarily due to increased sales activity in the current year period, as well as the recognition of a $0.9 million recovery of warranty costs in the prior year period from a third party for costs incurred with respect to previously built housing units.

Predevelopment, pre-opening and other costs

Predevelopment, pre-opening and other costs decreased $5.5 million from $7.4 million in the nine months ended September 30, 2006 to $1.9 million in the nine months ended September 30, 2007. Predevelopment, pre-opening and other costs of $1.9 million in the nine months ended September 30, 2007 represent $0.9 million of costs that we incurred pursuing alternative gaming opportunities, $0.8 million of costs related to the Dixon Downs campaign, $0.3 million of costs incurred pursuing certain financing initiatives and $0.5 million of costs relating to developmental initiatives undertaken to enhance our racing operations, partially offset by a recovery of $0.6 million of costs related to the Florida slot initiatives incurred in the prior year. In the nine months ended September 30, 2006, the predevelopment, pre-opening and other costs of $7.4 million that we incurred represented costs of $4.8 million pursuing alternative gaming opportunities, $1.5 million incurred pursuing certain financing initiatives and $1.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $1.8 million from $31.3 million in the nine months ended September 30, 2006 to $33.1 million in the nine months ended September 30, 2007, primarily due to increased depreciation on the slots facility at Gulfstream Park and on AmTote fixed assets as a result of full consolidation upon completion of the acquisition as noted previously, partially offset by reduced depreciation at Magna Racino™ with the write-down of long-lived assets in the fourth quarter of 2006.

Interest expense, net

Net interest expense decreased $7.8 million to $37.3 million in the nine months ended September 30, 2007 from $45.1 million in the nine months ended September 30, 2006. The lower net interest expense is primarily attributable to the repayment of a previous bridge loan facility with a subsidiary of MID, reduced borrowings under our $40.0 million senior secured revolving credit facility and repayment of other debt during 2006 from the proceeds of various asset sales, partially offset by increased borrowings on our Gulfstream Park project financing arrangements with a subsidiary of MID. In the nine months ended September 30, 2007, $0.4 million of interest was capitalized with respect to projects under development, compared to $2.2 million in the nine months ended September 30, 2006.

Write-down of long-lived assets

The write-down of long-lived assets of $1.4 million in the nine months ended September 30, 2007 represents an impairment charge related to our Porter, New York real estate, which is reflected as “assets held for sale” at September 30, 2007. The impairment loss represents the excess of our carrying value of the real estate over the estimated fair value based on recent independent appraisals, less estimated selling costs. There were no impairment charges in the nine months ended September 30, 2006.

Income tax provision

In accordance with U.S. GAAP, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the nine months ended September 30, 2007 and 2006, resulting in an income tax expense of $2.0 million and $1.6 million, respectively. The income tax expense for the nine months ended September 30, 2007 and 2006 primarily represents income tax expense recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

Discontinued operations in the nine months ended September 30, 2006 include the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. The following table presents the results of operations from discontinued operations for the nine months ended September 30, 2006:

Nine months ended
September 30,
2006
Revenues	$13,909
Costs and expenses	10,584
3,325
Depreciation and amortization	2,047
Interest expense, net	1,934
Impairment loss recorded on disposition	1,202
Loss before gain on disposition	(1,858)
Gain on disposition	1,495
Loss before income taxes	(363)
Income tax expense	1,813
Net loss	$(2,176)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Racing and gaming operations

In the three months ended September 30, 2007, revenues from our racing and gaming operations increased $0.5 million or 0.5% to $111.8 million, compared to $111.3 million in the comparable 2006 period, primarily due to:

•                  Florida revenues above the prior year period by $10.9 million due to the opening of casino operations at Gulfstream Park in November 2006 and expanded casino operations in March 2007, which generated $9.0 million of gaming revenues and additional food and beverage revenues in the three months ended September 30, 2007.

•                  PariMax revenues above the prior year period by $4.5 million or 32.6% as a result of a full period of results of Amtote in 2007, as we completed the acquisition of the remaining 70% equity interest in AmTote in July 2006 and as such, the prior year period reflected only results from the closing of the transaction, partially offset by decreased revenues of $0.9 million at MagnaBet™ due to a decline in handle as a result of wagering platform changes and the termination of a contract with a German television service.

•                  Southern U.S. operations above the prior year period by $2.1 million or 6.6% primarily due to five additional live race days at Lone Star Park in the third quarter of 2007 compared to the third quarter of 2006 due to excessive rains in June 2007 which cancelled days in the second quarter and shifted them to the third quarter of 2007.

•                  California revenues below the prior year period by $13.1 million or 62.1% due to the change in the racing calendar at Golden Gate Fields which resulted in 29 fewer live race days compared to the prior year period.

•                  Northern U.S. operations below the prior year period by $2.3 million or 10.2% primarily due to the planned reduction of 19 live race days at The Meadows as a result of the demolition of the grandstand as part of the casino facilities being constructed by Millennium-Oaktree as well as fewer live race days, lower handle and attendance at Thistledown.

Pari-mutuel purses, awards and other decreased $10.1 million or 23.5% to $32.9 million in the three months ended September 30, 2007, from $43.0 million in the three months ended September 30, 2006, for several reasons including decreased wagering at Golden Gate Fields, The Meadows and Thistledown with a reduction in live race days as noted above, increased inter-company eliminations of tote fees paid by our racetracks to AmTote, which became a wholly-owned subsidiary in July 2006, and reduced carriage costs related to HRTV™, which is now being accounted for using equity accounting with the formation of a joint venture with CDI in late April 2007, partially offset by increased wagering at Lone Star Park due to five additional live race days. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased from 60.8% in the three months ended September 30, 2006 to 56.5% in the three months ended September 30, 2007, primarily due to the change in the racing calendar at Golden Gate Fields which had only inter-track wagering activity in the third quarter of 2007 compared to 29 days of live racing activity in the third quarter of 2006 and reduced carriage costs related to HRTV™.

Gaming taxes, purses and other increased $6.2 million to $12.8 million in the three months ended September 30, 2007, compared to $6.5 million in the three months ended September 30, 2006, due to the opening of the casino facility at Gulfstream Park in November 2006 and the expanded casino facility in March 2007. As a percentage of gaming revenues, gaming taxes, purses and other increased from 48.2% in the three months ended September 30, 2006 to 56.6% in the three months ended September 30, 2007 as a result of higher state gaming tax rates at Gulfstream Park in Florida compared to Remington Park in Oklahoma.

Operating costs in our racing and gaming operations increased $10.2 million or 16.7% to $71.1 million in the three months ended September 30, 2007, from $60.9 million in the three months ended September 30, 2006, primarily due to:

•                  an increase of $7.8 million in our Florida operations, primarily due to operating costs at Gulfstream Park for the new casino facility; and

•                  an increase of $2.6 million in our PariMax operations as a result of the consolidation of a full quarter of AmTote’s results in 2007 compared to only from the date of completion of the acquisition in 2006, partially offset by reduced costs at HRTV™ with the formation of the joint venture with CDI.

As a percentage of total racing and gaming revenues, operating costs increased from 54.7% in the three months ended September 30, 2006 to 63.5% in the three months ended September 30, 2007, primarily as a result of higher costs incurred by the introduction of the casino operations at Gulfstream Park.

General and administrative expenses in our racing and gaming operations increased $1.5 million or 8.5% to $19.6 million in the three months ended September 30, 2007, compared to $18.0 million in the three months ended September 30, 2006. Several of our racetracks experienced lower general and administrative expenses as a result of cost reduction initiatives, which were more than offset by an increase in our Corporate office expenses primarily due to $3.8 million of severance costs. As a percentage of total racing and gaming revenues, general and administrative expenses increased from 16.2% in the three months ended September 30, 2006 to 17.5% in the three months ended September 30, 2007, primarily due to severance costs as noted above.

Real estate and other operations

Revenues from real estate and other operations increased $2.0 million from $0.7 million in the three months ended September 30, 2006 to $2.7 million in the three months ended September 30, 2007. The increase in revenues is attributable to increased sales of housing units at our European residential development in the three months ended September 30, 2007 compared to the prior year period. Real estate and other operating costs and general and administrative expenses have increased from a recovery of $0.2 million in the three months ended September 30, 2006 to $1.3 million in the three months ended September 30, 2007, primarily due to increased sales activity in the current year period, as well as the recognition of a $0.9 million recovery of warranty costs in the prior year period from a third party for costs incurred with respect to previously built housing units.

Predevelopment, pre-opening and other costs

Predevelopment, pre-opening and other costs decreased $3.8 million from $4.3 million in the three months ended September 30, 2006 to $0.5 million in the three months ended September 30, 2007. Predevelopment, pre-opening and other costs of $0.5 million in the three months ended September 30, 2007 represent $0.1 million of costs that we incurred pursuing alternative gaming opportunities, $0.1 million of costs related to the Dixon Downs campaign and $0.3 million of costs relating to developmental initiatives undertaken to enhance our racing operations. In the third quarter of 2006, the predevelopment, pre-opening and other costs of $4.3 million that we incurred represented costs of $2.2 million pursuing alternative gaming opportunities, $1.5 million incurred pursuing certain financing initiatives and $0.6 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

Depreciation and amortization increased $0.6 million from $11.3 million in the three months ended September 30, 2006 to $11.8 million in the three months ended September 30, 2007, primarily due to increased depreciation on the slots facility at Gulfstream Park and on AmTote fixed assets with a full quarter of consolidation of AmTote in 2007 compared to only from the date of completion of the acquisition in 2006, partially offset by reduced depreciation at Magna Racino™ with the write-down of long-lived assets in the fourth quarter of 2006.

Interest expense, net

Net interest expense decreased $3.6 million to $12.7 million in the three months ended September 30, 2007 from $16.3 million in the three months ended September 30, 2006. The lower net interest expense is primarily attributable to the repayment of a previous bridge loan facility with a subsidiary of MID in November 2006 upon the sale of The Meadows, reduced borrowings under our $40.0 million senior secured revolving credit facility and repayment of other debt during 2006 from the proceeds of various asset sales, partially offset by increased borrowings on our Gulfstream Park project financing arrangements with a subsidiary of MID. In the three months ended September 30, 2007, no interest was capitalized with respect to projects under development, compared to $0.5 million in the three months ended September 30, 2006.

Write-down of long-lived assets

The write-down of long-lived assets of $1.4 million in the three months ended September 30, 2007 represents an impairment charge related to our Porter, New York real estate, which is reflected as “assets held for sale” at September 30, 2007. The impairment loss represents the excess of our carrying value of the real estate over the estimated fair value based on recent independent appraisals, less estimated selling costs. There were no impairment charges in the three months ended September 30, 2006.

Income tax provision

In accordance with U.S. GAAP, we estimate an annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. We have estimated a nominal annual effective tax rate for the entire year and accordingly have applied this effective tax rate to the loss from continuing operations before income taxes for the three months ended September 30, 2007 and 2006, resulting in an income tax recovery of $0.8 million and $0.9 million, respectively. The income tax recovery for the three months ended September 30, 2007 and 2006 primarily represents income tax benefit recognized from certain U.S. operations that are not included in our U.S. consolidated income tax return.

Discontinued operations

Discontinued operations in the three months ended September 30, 2006 include the Fontana Golf Club, the sale of which was completed on November 1, 2006 and the Magna Golf Club, the sale of which was completed on August 25, 2006. The following table presents the results of operations from discontinued operations for the three months ended September 30, 2006:

Three months ended
September 30,
2006
Revenues	$4,381
Costs and expenses	3,759
622
Depreciation and amortization	606
Interest expense, net	593
Impairment loss recorded on disposition	1,202
Loss before income taxes	(1,779)
Income tax expense	1,254
Net loss	$(3,033)

Liquidity and Capital Resources

Operating activities

Cash provided from operations before changes in non-cash working capital balances decreased $11.8 million from $24.8 million in the nine months ended September 30, 2006 to $36.6 million in the nine months ended September 30, 2007, due to a decrease in items not involving current cash flows, partially offset by a reduction in loss from continuing operations. In the nine months ended September 30, 2007, cash used for non-cash working capital balances was $11.6 million compared to cash used for non-cash working capital balances of $15.4 million in the nine months ended September 30, 2006. Cash used for non-cash working capital balances of $11.6 million in the nine months ended September 30, 2007 is primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in restricted cash, accounts receivable and due from parent at September 30, 2007 compared to the respective balances at December 31, 2006.

Investing activities

Cash provided from investing activities in the nine months ended September 30, 2007 was $30.4 million, including $93.3 million of proceeds received on the disposal of real estate properties and fixed assets, partially offset by $59.7 million of expenditures on real estate property and fixed assets and $3.2 million of expenditures on other asset additions. Expenditures on real estate property and fixed asset additions in the nine months ended September 30, 2007 of $59.7 million consisted of $20.1 million on the Gulfstream Park casino facilities, $15.8 million on the installation of synthetic racing surfaces at Santa Anita Park and Golden Gate Fields, $5.4 million on maintenance capital improvements, $4.7 million on the Gulfstream Park redevelopment, $4.2 million at AmTote in the build of new terminals for new contracts and $9.5 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

Cash used for financing activities was $7.2 million in the nine months ended September 30, 2007 arising from repayment of long-term debt of $51.3 million, repayment of bank indebtedness of $21.5 million and repayment of long-term debt with our parent company of $6.1 million, partially offset by proceeds from bank indebtedness of $40.9 million, proceeds from long-term debt from our parent company of $26.5 million and proceeds of other long-term debt of $4.3 million.

Working Capital, Cash and Other Resources

Our net working capital deficiency was $164.8 million at September 30, 2007, compared to $94.2 million at December 31, 2006. The increase in working capital deficiency at September 30, 2007 compared to December 31, 2006 is primarily due to the amendment to our Gulfstream Park project financing arrangement which requires us to repay $100.0 million to MID by May 31, 2008.

Bank indebtedness

We have a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on October 1, 2007, but on September 13, 2007, was amended and extended to January 31, 2008. The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate (“LIBOR”) plus 6%. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At September 30, 2007, we had borrowings of $15.0 million under the credit facility and had issued letters of credit totaling $24.7 million, such that $0.3 million of the loan facility was unused and available. At September 30, 2007, we were not in compliance with one of the financial covenants contained in this credit agreement and a waiver for the financial covenant breach has been obtained from the lender.

One of our wholly-owned subsidiaries, The Santa Anita Companies, Inc. (“SAC”), had a $10.0 million revolving loan arrangement under its existing credit facility with a U.S. financial institution, which was scheduled to mature on October 8, 2007, but was amended and extended subsequent to September 30, 2007. The principal amendments to this revolving loan arrangement included reducing the amount available under the revolving loan facility from $10.0 million to $7.5 million, while the maturity date was extended to October 31, 2012 and there is a requirement for the facility to be fully repaid for a period of 60 consecutive days during each year. The revolving loan arrangement is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated (“LATC”) and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. Loans under the agreement bear interest at the U.S. Prime rate. At September 30, 2007, we had borrowings of $8.6 million under the revolving loan agreement.

One of our wholly-owned subsidiaries, AmTote, has a $3.0 million revolving credit facility with a U.S. financial institution, which matures on May 11, 2008, and is secured by a first charge on the assets and a pledge of stock of AmTote. Loans under the facility are available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.5%. At September 30, 2007, we had borrowed $2.4 million under the revolving credit facility, such that $0.6 million of the facility was unused and available. At September 30, 2007, we were not in compliance with certain of the financial covenants contained in this credit agreement and a waiver for the financial covenants breach has been obtained from the lender.

Long-term and related party debt

On September 12, 2007, we entered into a bridge loan agreement with a subsidiary of MID, pursuant to which up to $80.0 million of financing will be made available to us, subject to certain conditions. The Bridge Loan matures on May 31, 2008, is non-revolving and bears interest at a rate of LIBOR plus 10.0% per annum, subject to a 1.0% increase in the event that we have not, by December 31, 2007, completed asset sales (or executed asset sale agreements acceptable to MID) or completed equity financings (other than the Fair Enterprise Private Placement) with aggregate net proceeds of $50.0 million.  If, by February 29, 2008, we have not entered into agreements acceptable to MID for asset sales that would yield aggregate net proceeds sufficient to repay the entire outstanding loan amount, the interest rate increases by an additional 1.0%. An arrangement fee of $2.4 million was paid to MID on closing and there is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $80.0 million maximum loan commitment. In addition, on February 29, 2008, there is an additional arrangement fee equal to 1.0% of the maximum principal amount then available under this facility. The Bridge Loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise Private Placement) or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness. The Bridge Loan is secured by essentially all of our assets and by guarantees provided by certain of our subsidiaries. The guarantees are secured by charges over the lands owned by Golden Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of our subsidiaries. The Bridge Loan is also cross-defaulted to all of our other obligations to MID and to other significant indebtedness of the Company and certain of our subsidiaries. Pursuant to the terms of the Bridge Loan, advances after January 15, 2008 are subject to MID being satisfied that our $40.0 million senior secured revolving credit facility will be further extended to at least April 30, 2008 or that a satisfactory refinancing of that facility has been arranged. In addition, the first advance that would result in the then outstanding loan amount under the Bridge Loan exceeding $40.0 million is subject to MID being satisfied that we are in compliance with, can reasonably be expected to be able to implement, and is using all commercially reasonable efforts to implement the debt elimination plan. During the three and nine months ended September 30, 2007, we received loan advances of $11.5 million and incurred interest expense of $0.1 million, such that at September 30, 2007, $11.6 million was outstanding under the Bridge Loan, including $0.1 million of accrued interest payable. At September 30, 2007, net loan origination expenses of $2.8 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center (“Palm Meadows”) and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. During the three and nine months ended September 30, 2007, we incurred interest expense of $3.4 million and $10.3 million, repaid accrued interest of $3.4 million and $9.1 million, and repaid outstanding principal of $0.3 million and $2.1 million, respectively, such that at September 30, 2007, $133.8 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. At September 30, 2007, net loan origination expenses of $3.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park’s total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments. During the three and nine months ended September 30, 2007, we received loan advances of $0.7 million and $5.5 million, incurred interest expense of $0.6 million and $1.8 million, repaid accrued interest of $0.6 million and $1.5 million, and repaid outstanding principal of $0.1 million and $0.3 million, respectively, such that at September 30, 2007, $24.8 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. At September 30, 2007, net loan origination expenses of $0.7 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to us. During the three and nine months ended September 30, 2007, we received loan advances of $1.1 million and $13.1 million, accrued interest of $0.3 million and $0.6 million, of which $0.1 million has been capitalized to the principal balance of the loan, repaid accrued interest of $0.3 million and $0.4 million, and repaid outstanding principal of $0.1 million and $0.2 million, respectively, such that at September 30, 2007, $13.3 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. At September 30, 2007, net loan origination expenses of $0.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

On September 12, 2007, certain amendments were made to the Gulfstream Park and Remington Park project financings. In return for MID agreeing to waive any applicable make-whole payments for repayments made under either of the project financings prior to May 31, 2008, the required amendments provide, among other things, that under the Gulfstream Park project financing arrangement: (i) Gulfstream Park’s obligations are now guaranteed by MEC; and (ii) $100.0 million of indebtedness under the Gulfstream Park project financings must be repaid by May 31, 2008.

A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the Gulfstream Park lands and a charge over the Palm Meadows Training Center and contains cross-guarantee, cross-default and cross-collateralization provisions. During the three and nine months ended September 30, 2007, we incurred interest expense of $0.7 million and $2.3 million, repaid accrued interest of $0.8 million and $2.1 million, and repaid outstanding principal of $1.6 million and $3.5 million, respectively, such that at September 30, 2007, $28.4 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. At September 30, 2007, net loan origination expenses of $1.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

At September 30, 2007, $5.3 million of the funds we placed into escrow with MID remain in escrow, which is included in “due from parent” on the consolidated balance sheets.

One of our subsidiaries, SAC, is party to a secured term loan facility that was scheduled to mature on October 8, 2007, but on October 2, 2007, was amended and extended subsequent to September 30, 2007. The principal amendments to the term loan agreement included increasing the amount available under the facility from $60.0 million to $67.5 million, reducing the monthly principal repayments to $0.4 million, extending the maturity date until October 31, 2012 and modifying certain financial covenants. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. Effective November 1, 2004, we entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this term loan facility and effective November 30, 2005, we entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 8, 2007 on a notional amount of $10.0 million. In addition, on March 1, 2007, April 27, 2007 and July 26, 2007, we entered into additional interest rate swap contracts, each with an effective date of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract. The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our senior secured revolving credit facility. At September 30, 2007, $60.0 million was outstanding under this facility.

In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 1, 2008. At September 30, 2007, all of the notes remained outstanding.

In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 14, 2007. At September 30, 2007, all of the notes remained outstanding.

One of our European subsidiaries is party to a Euros 15.0 million term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate (“EURIBOR”) plus 2% per annum. At September 30, 2007, Euros 15.0 million (U.S. $21.3 million) was outstanding under this fully drawn facility, which matures on December 31, 2007.

Two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.60% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.60% at set dates prescribed in the agreements. At September 30, 2007, $6.5 million and $3.1 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively. Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.

One of our subsidiaries, Pimlico Racing Association, Inc., has a revolving term loan facility that permits the prepayment of outstanding principal without penalty. This facility matures on December 1, 2013, bears interest at either the U.S. Prime rate or LIBOR plus 2.60% per annum and is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At September 30, 2007, there are no borrowings on this facility as the subsidiary has made prepayments of $8.3 million. Accordingly, the subsidiary is permitted to re-borrow up to this amount.

On July 24, 2007, one of our European subsidiaries amended and extended its Euros 3.9 million bank term loan by increasing the amount available under the bank term loan to Euros 4.0 million, bearing interest at the Euro Overnight Index Average rate (“EONIA”) plus 3.0% per annum (previously EONIA plus 1.1% per annum), and extending the term to July 31, 2008. A European subsidiary has provided two first mortgages on real estate properties as security for this term loan. At September 30, 2007, Euros 4.0 million (U.S. $5.7 million) was outstanding under the fully drawn bank term loan facility.

On May 11, 2007, AmTote completed a refinancing of its existing credit facilities with a new lender. The refinancing included a $3.0 million revolving credit facility to finance working capital requirements, a $4.2 million term loan for the repayment of AmTote’s debt outstanding under its existing term loan facilities and a $10.0 million term loan to finance up to 80% of eligible capital costs related to tote service contracts. The term loan facilities bear interest at LIBOR plus 2.75%. Loans under the credit facilities are secured by a first charge on the assets and a pledge of stock of AmTote. The $4.2 million term loan matures on May 11, 2011 and the $10.0 million term loan matures on May 11, 2012. At September 30, 2007, $3.5 million was outstanding under the $4.2 million term loan facility and there were no borrowings on the $10.0 million term loan facility. At September 30, 2007, we were not in compliance with certain of the financial covenants contained in this credit agreement and a waiver for the financial covenants breach has been obtained from the lender.

At September 30, 2007, we had cash and cash equivalents of $33.4 million, bank indebtedness of $25.9 million and total shareholders’ equity of $385.0 million.

The interim consolidated financial statements included with this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have incurred net losses of $87.4 million, $105.3 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, have incurred a net loss of $70.8 million for the nine months ended September 30, 2007 and have an accumulated deficit of $467.1 million and a working capital deficiency of $164.8 million at September 30, 2007. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on our ability to generate cash flows that are adequate to sustain the operations of the business, renew or extend current financing arrangements and meet our obligations with respect to secured and unsecured creditors, none of which is assured. During the nine months ended September 30, 2007, we completed asset sale transactions for proceeds totaling approximately $89.1 million. On September 12, 2007, our Board of Directors approved a debt elimination plan designed to eliminate net debt by December 31, 2008 by generating aggregate proceeds of approximately $600.0 to $700.0 million from the sale of assets, entering into strategic transactions involving certain of our racing, gaming and technology operations, and a possible future equity issuance. In addition, to address immediate liquidity concerns and provide sufficient time to implement the debt elimination plan, we have arranged $100.0 million of funding, comprised of the $20.0 million private placement to Fair Enterprise and an $80.0 million bridge loan with a subsidiary of MID. The success of the debt elimination plan is not determinable at this time. Accordingly, the interim consolidated financial statements included with this report do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

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

Qualitative and Quantitative Disclosures About Market Risk

Our primary exposure to market risk related to financial instruments (or the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity prices) is with respect to our investments in companies with a functional currency other than the U.S. dollar. Fluctuations in the U.S. dollar exchange rate relative to the Canadian dollar and the Euro will result in fluctuations in shareholders’ equity and comprehensive loss. We have generally not entered into derivative financial arrangements for currency hedging purposes, and have not and will not enter into such arrangements for speculative purposes.

Additionally, we are exposed to interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the U.S. Prime rate, LIBOR, EURIBOR and EONIA. Based on interest rates at September 30, 2007 and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our short-term credit facilities and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

In order to mitigate a portion of the interest rate risk associated with the SAC term loan facility, we have entered into five interest rate swap contracts. On November 1, 2004, we entered into an interest rate swap contract and fixed the rate of interest at 5.38% per annum to October 31, 2007 on a notional amount of 40% of the outstanding balance under this term loan facility, which is $60.0 million as at September 30, 2007 and on November 30, 2005, we entered into an interest rate swap contract and fixed the rate of interest at 7.05% per annum to October 8, 2007 on a notional amount of $10.0 million. In addition, on March 1, 2007, April 27, 2007 and July 26, 2007, we entered into interest rate swap contracts, each with an effective date of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract.

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

It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2007 as the maximum interest and penalty period have elapsed.

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

Forward-looking Statements

This Report contains “forward-looking statements” within the meaning of applicable securities legislation, including Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and forward-looking information as defined in the Securities Act (Ontario) (collectively referred to as forward-looking statements). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario) and include, among others, statements regarding: the potential impact of the September 2007 adopted debt elimination plan on our debt reduction efforts, as to which there can be no assurance of success; expectations as to our ability to complete asset sales at the appropriate prices and in a timely manner; the impact of the new bridge loan facility; expectations as to our ability to administer the new bridge loan facility; strategies and plans; our potential future ability to offer and sell securities under the U.S. Registration Statement and the Canadian Prospectus; expectations as to the use of proceeds of any offering; expectations as to financing and liquidity requirements and arrangements; expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the information contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Qualitative and Quantitative Disclosures About Market Risk” of this Quarterly Report.

Item 4.            Controls and Procedures

Based on an evaluation carried out, as of September 30, 2007, under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of September 30, 2007, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1             Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or that which is expected to be covered by insurance.

Item 1             Risk Factors

The risk factors described in our Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

(a)     Not applicable.

(b)     None.

Item  6.           Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on March 16, 2000).

3.2	By-laws of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.2 of the registrant’s Report on Form 10-Q filed on May 10, 2004).

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

10.1

Subscription Agreement between Magna Entertainment Corp. and Fair Enterprise Limited dated September 13, 2007 (incorporated herein by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed September 18, 2007).

10.2

Bridge Loan Agreement between Magna Entertainment Corp., the Guarantors and MID Islandi SF dated as of September 12, 2007 (incorporated herein by reference to exhibit 10.2 of the registrant’s Current Report on Form 8-K filed September 18, 2007).

10.3

Second Amending Agreement in Respect of the Third Amended and Restated Gulfstream Park Loan Agreement between Gulfstream Park Racing Association, Inc., the Guarantors and MID Islandi SF. dated as of September 12, 2007 (incorporated herein by reference to exhibit 10.3 of the registrant’s Current Report on Form 8-K filed September 18, 2007).

10.4

Consulting Agreement between the Corporation and Greenbrook Capital Partners Inc., effective September 1, 2007 (incorporated herein by reference to exhibit 10.4 of the registrant’s Current Report on Form 8-K filed September 18, 2007).

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

MAGNA ENTERTAINMENT CORP.
(Registrant)

	by:	/s/Frank Stronach
Frank Stronach
Interim Chief Executive Officer

	by:	/s/Blake Tohana
Blake Tohana, Executive Vice-President and
Chief Financial Officer

Date: November 8, 2007