Form 10-K
period 2007-12-31
MAGNA ENTERTAINMENT CORP
filed 2008-03-14
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 000-30578

MAGNA ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 337 Magna Drive Aurora, Ontario, Canada (Address of Principal Executive Offices)	98-0208374 (I.R.S. Employer Identification No.) L4G 7K1 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Subordinate Voting Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one). Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the Class A Subordinate Voting Stock held by non-affiliates of the registrant was approximately $143,839,197 (based on the closing sale price of $2.92 per share of Class A Subordinate Voting Stock reported on The Nasdaq Global Market on June 30, 2007, the last day of the registrant's most recently completed second quarter). As of June 30, 2007, non-affiliates held no shares of Class B Stock. There is no active market for such stock.

The number of shares of Class A Subordinate Voting Stock of the registrant outstanding as of March 10, 2008 was 58,158,887.

The number of shares of Class B Stock of the registrant outstanding as of March 10, 2008 was 58,466,056.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement (our "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2007 are incorporated by reference in Parts II and III of this Annual Report to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report, the documents incorporated by reference are not deemed to be filed as part hereof.

Part I

Item 1. Business

Available Information

        We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our Business

        We own horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Oregon and Ebreichsdorf, Austria. In addition, we operated a racetrack in Michigan until November 2007 and, under a management agreement, operate a racetrack in Pennsylvania that we previously owned. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage seven thoroughbred racetracks, one standardbred (harness racing) racetrack and two racetracks that run both thoroughbred and quarterhorse meets, as well as the simulcast wagering venues at these tracks. Also, we previously managed the thoroughbred and standardbred meets at Magna Racino™, but now expect that a local operator will manage future meets at that facility. Three of the racetracks owned or operated by us (Gulfstream Park, Remington Park and Magna Racino™), include casino operations with alternative gaming machines. In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong, and a European account wagering service known as MagnaBet™. Under a series of March 2007 agreements with Churchill Downs Incorporated ("Churchill Downs" or "CDI"), we own a 50% interest in a joint venture, TrackNet Media Group, LLC ("TrackNet Media"), the content management company formed for distribution of the full breadth of MEC's horse racing content. In addition to making horse racing content available for both MEC and CDI, it also makes such content available for third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies, and purchases horse racing content from third parties to be made available through CDI's and MEC's respective outlets. The TrackNet Media arrangement also involves the exchange by MEC and CDI of their respective horse racing signals such that Churchill Downs racing content is available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet®, and our racing content is similarly available for wagering through CDI tracks and off-track betting facilities and through CDI-owned advance deposit wagering platforms. A separate joint venture with Churchill Downs also involves the ownership by MEC and CDI of equal (50%) shares in HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 15 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. We also own AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operate an additional thoroughbred training center situated near San Diego, California. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.

        We own all the land on which our racetracks are located, with the exception of Lone Star Park at Grand Prairie, Remington Park and Portland Meadows (in which we own a minority interest in the land). In December 2007, we re-acquired the land upon which Great Lakes Downs is located and that land has been listed for sale in connection with our debt elimination efforts.

        At December 31, 2007, in addition to our racetracks, our real estate portfolio includes a residential development in Austria. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess lands surrounding, or adjacent to, certain of our premier racetracks. We entered into a Limited Liability Company Agreement with Forest City Enterprises, Inc. ("Forest City") concerning the proposed development of "The Village at Gulfstream Park™", a mixed-use retail, entertainment and residential project on a portion of the Gulfstream Park property. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. We have also entered into definitive operating agreements with certain affiliates of Caruso Affiliated regarding the proposed mixed use development of approximately 51 acres surrounding Santa Anita Park, though construction has not yet proceeded due to a legal challenge from a neighboring developer. See "Our Strategy — Developing Our Significant Real Estate Assets".

        In recent years, particularly since mid-2004, there has been much activity impacting the proposed passage of legislation that would permit our racetracks to offer alternative gaming, such as slot machines, video lottery terminals and other forms of non-pari-mutuel gaming. A March 2005 referendum having a direct impact on our plan to provide alternative gaming at Gulfstream Park was held in Broward County, in which that track is located. The referendum resulted in voters approving the authorization of slot machines in the county and, in respect of a challenge to the validity of the referendum, a lower court decision granted summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. However, an August 2006 Florida First District Court of Appeals decision ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. Though FLPF pursued various procedural options in response to the First District Court of Appeals decision, the Florida Supreme Court ruled in late September 2007 that the matter was not procedurally proper for consideration by the court. That ruling effectively remanded the matter to the trial court for a trial on the merits, which will likely take an additional year or more to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. Notwithstanding the status of the FLPF litigation, new July 2007 Florida legislation (i) clarified Florida Slot Machine Act provisions regarding on-site availability of automated teller machines, check cashing services and hours of operations, as well as the permitted number of slot machines, which was increased, and (ii) addressed the activities of card rooms, specifically the permitted hours of operations, bet limits, prizes and jackpot payouts, and the types of permitted card games. Under legislation that was approved by the citizens of the State of Oklahoma in a referendum held in November 2004, Remington Park is permitted to operate electronic gaming machines. Initially permitted to offer 650 gaming machines, Remington Park is entitled to install an additional 50 electronic gaming machines on each of the third and fifth anniversaries of the gaming license, which would bring the total number of electronic gaming machines to 750. For additional information on our alternative gaming efforts and the impact of legislative changes and judicial decisions, see "Our Properties".

        In February 2006, we announced the formation of PariMax, Inc. ("PariMax"), a new company to oversee the development of our various electronic distribution platforms including XpressBet®, HRTV™ (in which we now have a 50% interest), MagnaBet™, RaceONTV™ and AmTote. The recently formed TrackNet Media joint venture with Churchill Downs is also in the purview of PariMax.

        We have also continued to increase the international aspect of our business. In the more traditional, licensed betting office market, since March 2006 one of our Austrian subsidiaries has been operating a service with Ladbrokes which provides U.S. horse racing to the Ladbrokes Xtra service in Britain and Ireland. Ladbrokes Xtra currently serves approximately 2,000 Ladbrokes shops in the U.K. and Ireland. In 2007, we extended our relationship with Satellite Information Services (SIS), to continue to provide selected U.S. horse races to all of the approximately 10,000 betting shops in the U.K. and Ireland through 2009. In January 2008 one of our subsidiaries entered into simulcast agreements with each of International Betting Association Ltd., the owner of Bet 3000, the largest bookmaker chain in Germany, and Pferdewetten, de GmbH, the largest horse racing account wagering company in Germany.

        2007 was a challenging year for MEC. Although revenues from continuing operations increased by 9.0% to $625.7 million, our net loss increased to $113.8 million from $87.4 million in 2006, primarily due to increased losses at Gulfstream Park and continued high debt service costs. Also, in 2006 we recognized a $126.4 million gain on sale of intangible assets related to The Meadows and a write-down of long-lived assets of $88.6 million.

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

Our Strategy

        MEC has had a brief history. In its formative years from 1998 to 2002, its focus was on acquiring racetracks and other operations related to the horse racing industry. As a result, MEC now has a diversified portfolio of operations and assets related to horse racing, as well as casino interests. More recently, particularly since 2005, the Company's strategic focus has shifted in an effort to improve operations and reduce indebtedness. During 2007, debt elimination became a key objective. We intend to improve the financial situation of the Company by:

Proceeding with Debt Elimination Plan

        Following the completion of a strategic review of assets and operations, on September 12, 2007, our Board of Directors approved a debt elimination plan (the "Plan"), designed to eliminate the Company's net debt by December 31, 2008 by generating funding from: (i) the sale of certain real estate, racetracks and other assets; (ii) the sale of, or entering into strategic transactions involving, the Company's other racing, gaming and technology operations; and (iii) a possible future equity issuance. We also arranged for $100.0 million of funding to address immediate liquidity concerns and provide sufficient time to implement the Plan. This funding was comprised of: (i) a $20.0 million private placement of Class A Subordinate Voting Stock ("Class A Stock") to Fair Enterprise Limited ("Fair Enterprise"), a company that forms part of an estate planning vehicle for the family of Frank Stronach, MEC's Chairman and Interim Chief Executive Officer (the "Fair Enterprise Private Placement"); and (ii) a short-term bridge loan facility of up to $80.0 million (the "Bridge Loan") with a subsidiary of our controlling shareholder, MI Developments Inc. ("MID"). Although we continue to implement the Plan, since the adoption of the Plan, weakness in the U.S. real estate and credit markets has adversely impacted our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for potential buyers has become more difficult to obtain. These conditions have not abated through the date of this Report, with the result that it will take us longer to execute the Plan than originally anticipated. As a result, we will likely need to seek extensions from existing lenders and additional funds in the short-term from one or more possible sources. The availability of such extensions and additional funds is not assured and, if available, the terms thereof are not determinable at this time. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Long-term and related party debt" for further details of the terms of the Bridge Loan, including the security granted, and the Gulfstream Park and Remington Park project financings.

        The Plan contemplates selling certain real estate properties, including those situated in the following locations: Dixon, California; Ocala, Florida; Aventura and Hallandale, Florida, both adjacent to Gulfstream Park; Porter, New York; Anne Arundel County, Maryland, adjacent to Laurel Park; and Ebreichsdorf, Austria, adjacent to the Magna Racino™. We have initiated an active program to sell the Dixon and Ocala real estate properties and have listed both of these properties for sale with a real estate broker. The Porter lands, which comprise three parcels of land, have been sold. The sale of one parcel closed in December 2007 and sales of the remaining two parcels closed in early January 2008. The sale of these properties generated net proceeds of approximately $1.7 million, net of transaction costs, which was used to repay a portion of the Bridge Loan subsequent to December 31, 2007. We recognized an impairment charge of $1.3 million in 2007 in relation to the Porter Lands. On December 21, 2007, MEC entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna International Inc. ("Magna") for a purchase price of 20.0 million Euros (approximately $29.4 million), subject to customary closing adjustments. The closing of the transaction is expected to occur during the first quarter of 2008 following the satisfaction of customary closing conditions including the receipt of all necessary regulatory approvals. We are required to use Euros 7.5 million of the net proceeds to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds is required to be used to repay a portion of the Bridge Loan.

        We also intend to explore the sale of our membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that we are pursuing under joint venture arrangements with Forest City and Caruso Affiliated, respectively.

        The racetracks that we intend to sell include: Great Lakes Downs in Michigan, Remington Park in Oklahoma, Thistledown in Ohio and our interest in Portland Meadows in Oregon. We ceased racing at Great Lakes Downs on November 4, 2007 and listed the property for sale with a real estate broker in October 2007. In September 2007, we engaged a U.S. investment bank, recognized as an experienced advisor in the gaming industry, to assist in soliciting potential purchasers and manage the sale process for certain assets and in October 2007, the U.S. investment bank began marketing Remington Park and Thistledown for sale. In

November 2007, we initiated an active program to locate a buyer and began marketing our interest in Portland Meadows for sale.

        We have also entered into two consulting agreements related to the Plan. Upon completion of a strategic review of the Company by Greenbrook Capital Partners Inc. ("Greenbrook") in September 2007, we entered into a consulting agreement with Greenbrook under which Greenbrook will assist us with the implementation of the Plan by providing consulting services until December 12, 2008 (unless terminated earlier). Tom Hodgson, the senior partner of Greenbrook and former President and Chief Executive Officer of the Company (from March 2005 to March 2006), carried out Greenbrook's strategic review and is responsible for carrying out Greenbrook's obligations under the consulting agreement. We also entered into a September 2007 consulting agreement with our parent company, MID, pursuant to which MID will provide consulting services to our management and Board of Directors in connection with the Plan. We are required to reimburse MID for its expenses, but there are no fees payable to MID in connection with the consulting agreement. This consulting arrangement may be terminated by either party under certain circumstances.

        Although we continue to implement our Plan, real estate and credit markets have continued to demonstrate weakness in the first part of 2008. This has reduced the likelihood that we will be able to complete asset sales at acceptable prices as quickly as originally contemplated. In light of these adverse developments, combined with our upcoming debt maturities and operational funding requirements, we will likely need to seek extensions or additional funds in the short-term from one or more possible sources. The availability of such extensions or additional funds from existing lenders, including MID, or from other sources is not assured and, if available, the terms thereof are not determinable at this time. We expect that we will enter into negotiations with such existing lenders, including MID, with a view to extending, restructuring or refinancing such facilities. There is no assurance that such negotiations, if any, will result in a favorable outcome for MEC. If we are unable to repay our obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions. Unless we are successful in our efforts, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways or be unable to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Going Concern" and "Risk Factors — Risks Regarding Our Company" elsewhere in this Report for more information.

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

Further Developing Our In-Home Simulcasting and Wagering Services

        In order to advance efforts to increase our overall customer base we formed PariMax. PariMax business units aggregate content from both MEC and non-MEC racetracks, creating economies of scale as we repackage and deliver this content in compelling formats to various customer segments. We believe this approach will enable us to cost-effectively present live horse racing action to an increasing number of locations for an increasing number of hours per week, thus growing our reach to new customers and growing frequency among existing customers. This growth would benefit PariMax, MEC-owned tracks, and non-MEC tracks, which elect to utilize PariMax services. For the domestic, in-home wagering market, these services include XpressBet®, which offers account wagering on over 100 North American racetracks via the Internet and by telephone. XpressBet® is complemented by HorseRacing TV™, a specialty television network focused on horse racing in which we hold a fifty percent interest. HRTV™ is distributed to more than 15 million cable and satellite television subscribers and enables fans to watch live racing content from all over the United States, as well as Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong. We believe that broad television distribution will help increase future interest in horse racing and attract additional wagering customers. At present, HorseRacing TV™ is carried on cable in 27 states and is available nationally on Dish Network™ as well as RTN. In an effort to broaden the audience, reach and appeal of horse racing and wagering thereon, we are pursuing carriage agreements with additional cable and satellite operators to achieve expanded distribution of HRTV™ in North America.

        Our strategy is to focus on the development of complete wagering solutions and concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide. AmTote provides a variety of wagering interfaces and connectivity products for racetracks, off-track betting operators, and account wagering providers, both domestically and abroad. For consumers, XpressBet® and MagnaBet™ are PariMax' account wagering platforms, which provide video streaming and wagering opportunities to an increasingly international customer base. Consumers are further served by PariMax' investment in the television channel HRTV™ in the United States.

        TrackNet Media is focused on increasing the amount of money returned to host racetracks and their horsemen from wagering outlets that do not conduct live thoroughbred racing. These outlets include casinos, account wagering companies, rebate shops, greyhound racetracks, jai-alai frontons, certain off-track betting networks, and international locations. During the past year, TrackNet Media has been successful in its endeavors to increase the host fees received from certain of these outlets, and it anticipates further success in the year ahead.

        In the area of account wagering, TrackNet Media advocates the broad, non-exclusive distribution of wagering content. We believe this will benefit customers who previously had to maintain several advance deposit wagering accounts to wager on a wide variety of racing signals, thus increasing the market size for this wagering content. TrackNet Media believes that many other racetrack operators now share its view that the non-exclusive distribution of account wagering rights is best for the fans, racetracks and horsemen. Several high profile racing associations that were previously "exclusive" for account wagering purposes have recently decided to distribute their content on a broad, non-exclusive basis. These racing associations include the New York Racing Association, the New Jersey Sports and Exposition Authority and others.

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

        The formation of TrackNet Media and the related agreements with Churchill Downs, which has upgraded the assets and capabilities of PariMax, aids our efforts to maintain our presence in recently entered new markets, as well as potential new markets. The increased wagering integrity presented by TrackNet Media is expected to slow the leakage of revenues to offshore competitors that would otherwise flow to track operators and horsemen. By exchanging content with Churchill Downs, we will provide consumers in these newer markets, as well as our current customers, with access to a wider variety of content. While we have made a sizeable increase in the amount of our content available to our customers, the sale of 50% of our interest in HRTV™ to Churchill Downs has resulted in operating costs savings.

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

        In the more traditional, licensed betting office market, one of our Austrian subsidiaries has been operating a service with Ladbrokes which provides U.S. horse racing to the Ladbrokes Xtra service in Britain and Ireland. Ladbrokes Xtra currently serves approximately 2,000 Ladbrokes shops in the U.K. and Ireland. In 2007, we extended our relationship with Satellite Information Services (SIS), to continue to provide selected U.S. horse races to all of the approximately 10,000 betting shops in the U.K. and Ireland through 2009. We continue to believe the British and Irish markets have great potential for evening distribution of U.S. product, and our strategy is to continue to explore partnerships that allow us to strategically and cost-effectively deploy in these markets. We also believe that, subject to applicable regulation, significant opportunities exist to expand the distribution of our content through the further development of our European and international distribution network. To this end, in January 2008 one of our subsidiaries entered into simulcast agreements with each of International Betting Association Ltd., the owner of Bet 3000, the largest bookmaker chain in Germany, and Pferdewetten, de GmbH, the largest horse racing account wagering company in Germany.

Improving the Quality of the Entertainment Experience and Facilities at Certain of Our Racetracks

        In order to increase our customer base, we intend to improve the quality of the entertainment experience at our racetracks by offering a variety of experiences with horse racing as the feature attraction. In pursuit of this strategy, we have begun and intend to continue to redevelop and modernize various of our facilities. The 2006 completed redevelopment of Gulfstream Park, located just outside Miami, Florida, included the construction of new wider and longer racing surfaces, which allows Gulfstream Park to run a longer live racing season and offer larger field sizes as well as a new grandstand/entertainment facility, each of which permit greater attendance and handle. In addition, Gulfstream Park has a casino offering slot machines and video poker and has a poker and racing lounge offering no-limit tables and a sports and simulcast area. Gulfstream Park also simulcasts the signal from Calder Race Course. Gulfstream Park offers customers a number of different dining options and an improved quality of entertainment, including the addition in August 2007 of Christine Lee's, a well known local restaurant with a 37 year history in Southern Florida. We are also partners with Forest City in a joint venture involving the proposed development around Gulfstream Park of The Village at Gulfstream Park™. For details of the operations at Gulfstream Park, including our casino operations and our joint venture with Forest City, see "Our Properties — Gulfstream Park".

Employing "Best Practice" Improvements at our Racetracks

        Through our acquisitions, we own some of the largest and what we believe to be some of the highest-quality thoroughbred racetracks in North America, as measured in terms of total handle, average daily attendance and average daily wagering, both on and off-track. As the various racetracks acquisitions have resulted in the Company achieving the desired scale of operations, we have intensified efforts to improve the efficiency of our integrated racetrack operations and related wagering operations. Continued improvement in this area is expected to afford us the opportunity to both grow our revenues and achieve significant operational synergies through the implementation of best practices, cost reductions realized from economies of scale and increased efficiencies. The maintenance of the quality of the live racing experience for our customers and horsemen is critical and, in some cases, may require upgrading and expanding our physical facilities, technology and business processes in order to attract more customers and the best available horses, trainers and jockeys.

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

        Under legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the maximum permitted by Oklahoma legislation at that time. We are in the process of adding an additional 50 machines, as permitted by the enabling legislation which allows for an additional 50 machines on each of the third and fifth anniversaries of the gaming license. See "Government Regulation — Alternative Gaming — Oklahoma" below.

        In Florida we obtained the licenses necessary to permit the November 2006 opening of the Gulfstream Park slots facility which opened initially with 516 slot machines, and currently offers approximately 825 machines. Two pieces of July 2007 Florida legislation became effective, which have benefited the operations at Gulfstream Park. First, Florida House Bill 1047 clarified a number of provisions in the Florida Slot Machine Act with respect to the on-site availability of automated teller machines, check cashing services and hours of operations and increases the number of permitted slot machines. The second, SB 752, is related to card rooms and addresses hours of operations, bet limits, prizes and jackpot payouts, and the types of permitted card games.

        In November 2007, the Maryland legislature passed legislation to authorize a statewide November 18, 2008 referendum on a constitutional amendment which, if approved, would permit the installation of slot machines at Laurel Park and would permit Pimlico to share in slots revenue for purposes of purses. Initial indications are that Laurel Park would be permitted to install 4,750 of the total 15,000 slot machines that would be permitted in the state.

Developing Our Significant Real Estate Assets

        We have a significant portfolio of high quality real estate located in densely populated urban markets. Included in this real estate portfolio is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Golden Gate Fields, Lone Star Park at Grand Prairie, Laurel Park and Magna Racino™. We are considering a variety of options with respect to this land. In addition to the work commenced on the joint venture with Forest City in respect of land adjacent to Gulfstream Park in Florida and the intention to have work proceed on the joint venture development of approximately 51 acres of undeveloped land adjacent to Santa Anita Park in California in the event we are successful in the face of a neighboring developer's legal challenge, we are considering other possible development with business partners who could be expected to provide the necessary marketing and development expertise, as well as the necessary financing.

        See "Proceeding with Debt Elimination Plan" for details of our continued efforts to sell real estate assets and the proceeds from the sales which will be used, primarily, to reduce our debt.

Technology Leadership

        In addition to our continued focus on operating the racetracks we own or manage, we have also endeavored to establish a technology leadership position within the horseracing industry. By acquiring or developing interests in television channels, an advance deposit wagering platform, AmTote and TrackNet Media, and bringing those electronic distribution platforms under the purview of PariMax, we have applied a focused approach to technology issues. Since our July 2006 acquisition of all the shares of AmTote, a provider of totalisator services to the pari-mutuel industry, we have been able to play a greater role in processing wagering transactions. We hope to leverage our technological advancements to continue to increase sales to others participants in the pari-mutuel industry, both in North America and worldwide.

Intellectual Property Management

        In order to improve the utilization of our investment in the quality racing content being generated from our premier racing facilities and our partnerships with others who are owners of premier racing facilities, we are undertaking an organized approach to intellectual property management. Our intellectual property ranges from ownership of racing content and the pari-mutuel racing event that is determined by the race outcome, to the techniques and technology used to process wagers placed on the pari-mutuel racing event. In recent years we have focused on the creation of alternative pari-mutuel wagering solutions, new wager types that use existing pari-mutuel wagering solutions and exploration in the development of wagers for non-traditional pari-mutuel wagering events. Acquisition of intellectual property has and will continue to include in-house research and development and the purchasing of intellectual property developed outside of the Company. Our intellectual property management includes the filing of patents, regular review of patents filed and awarded, review of the competitive landscape and review of the legislative landscape nationally and internationally.

        For a discussion of the impact various customer-focused agreements with Churchill Downs are expected to have on, among other things, the management of our racing content see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

Our History

        We were incorporated in Delaware on March 4, 1999. In November 1999, Magna, our original parent company and one of the most diversified automotive parts suppliers in the world, completed a reorganization of its corporate structure, under which Magna's non-automotive businesses and certain real estate assets were transferred to us. As part of this reorganization, our capital structure was amended to establish two classes of stock: Class A Subordinate Voting Stock, with one vote per share, and Class B Stock, with 20 votes per share.

        On March 10, 2000, Magna distributed to holders of its Class A Subordinate Voting Shares and Class B Shares, by way of a special dividend, approximately 15.7 million shares composed of our Class A Subordinate Voting Stock and exchangeable shares of MEC Holdings (Canada) Inc. Each exchangeable share was exchangeable by the holder for one share of our Class A Subordinate Voting Stock at any time. The purpose of these shares was to permit certain Canadian shareholders of Magna that were subject to limitations on their holdings of shares of non-Canadian issuers to receive shares of a Canadian issuer in the special dividend by Magna described above. On December 30, 2002, all remaining exchangeable shares of MEC Holdings (Canada) Inc., other than those already owned by us, were purchased by us in exchange for shares of our Class A Subordinate Voting Stock on a one-for-one basis.

        On August 19, 2003, the shareholders of Magna approved the spin off of its wholly-owned subsidiary, MID. As a result of the spin-off transaction, MID acquired Magna's controlling interest in MEC. MID is a real estate operating company engaged in the ownership, development, management, leasing, acquisition and expansion of industrial and commercial real estate properties located in Canada, Europe, the United States and Mexico. Virtually all of MID's income-producing properties are under long-term leases to Magna and its subsidiaries.

        On October 29, 2007, the Company completed a $20.0 million private placement of the Company's Class A Subordinate Voting Stock to Fair Enterprise under which Fair Enterprise was issued 8.9 million shares of Class A Subordinate Voting Stock at a price of $2.25 per share. As a result of the private placement, the percentage of Class A Subordinate Voting Stock beneficially owned by Fair Enterprise increased from approximately 7.5% to approximately 21.6% of the issued and outstanding Class A Subordinate Voting Stock, representing approximately 10.8% of the equity of the Company.

        As of February 28, 2008, MID owns, directly or indirectly, all of our outstanding Class B Stock and 4,362,328 shares of our Class A Subordinate Voting Stock. As a result, MID is able to exercise approximately 96% of the total voting power attached to all of our outstanding stock, and therefore is able to elect all our directors and to control us. Each company has its own board of directors and management team, although we share the same Chairman. In addition, our Board of Directors has established a committee of independent directors to whom they have delegated the responsibility of reviewing any proposed related party transactions, including any proposed transactions between us and MID or between us and Magna. Sales or a spin-off or other distribution of our stock by MID or by certain of our other significant stockholders under our registration statements could depress our stock price. See "Risk Factors — Risks Relating to Our Securities".

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

        In the early 1990s, the introduction of off-track and inter-track wagering became more prevalent and reversed the decline in the total amount of dollars wagered on horse racing. The rise in off-track and inter-track wagering has resulted in an increase in total industry revenues, and the creation of larger pools of wagers on horse races at certain racetracks. This has more than offset the decline in live on-track wagering due to declining live attendance.

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

The Growth in Off-track and Inter-track Wagering

        Pari-mutuel wagering on thoroughbred horse racing in the United States increased from $12.5 billion in 1997 to $15.2 billion in 2003, before receding to $14.7 billion in 2007, according to The Jockey Club. This overall increase from 1997 resulted primarily from the growth of off-track and inter-track wagering, which has grown by approximately 33.7% from $9.8 billion in 1997 to $13.1 billion in 2007. The decrease during 2006 and 2007 resulted primarily from an increase in the number of non-pari-mutuel wagering options available to the general public, including lotteries, casinos and poker. This increased competition is both from on-line options and more traditional bricks and mortar establishments. Simulcasting live racing events to off-track and inter-track venues has been facilitated by technological advances and the introduction of legislative changes.

U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Total Handle	$12.542	$13.115	$13.724	$14.321	$14.550	$15.062	$15.180	$15.099	$14.561	$14.785	$14.725
On-Track Handle	$2.703	$2.498	$2.359	$2.270	$2.112	$2.029	$1.902	$1.860	$1.741	$1.688	$1.670
Off-Track Handle	$9.839	$10.617	$11.365	$12.051	$12.438	$13.033	$13.278	$13.239	$12.819	$13.097	$13.055

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

        Industry revenues have increased because simulcast wagering, including account wagering, provides racetracks that export their live content with additional customers in multiple locations who would not have otherwise been able to place wagers on the live racing event. Similarly, simulcast wagering provides operators of wagering venues who import content from other racetracks with more product upon which their customers can place wagers. Providers of live racing content who export their content to other venues generally charge these venues a percentage of all monies wagered on their content, while operators of pari-mutuel wagering venues that import racing content retain a pre-determined percentage of all amounts wagered at their facility on the imported content. Because the competition for time slots is relatively intense, the growth of simulcast wagering has been particularly beneficial to the operators of premier racetracks, which tend to offer higher quality racing, with larger fields and higher purses. Conversely, operators of smaller or lesser quality racetracks have historically benefited less from export simulcasting of their content, due to a lack of demand for their content. Part of our strategy involves efforts to broaden the distribution of, and demand for, the racing content from our smaller tracks. We are pursuing strategies, such as the formation of PariMax, to benefit from this revenue growth opportunity while at the same time exploring ways to minimize the potential negative effects often associated with non-U.S. companies placing wagers on behalf of U.S. citizens.

        We expect that off-track and inter-track wagering will experience continued growth as additional venues able to import simulcast content are established both domestically and internationally and new distribution channels for pari-mutuel wagering, such as the telephone, Internet and interactive television, are further developed. With the formation of TrackNet Media, we have been able to focus more intensely on rationalizing the acquisition and distribution of horse racing content.

        Because of the high quality of our thoroughbred racing content and racetrack properties, we believe we are well positioned to participate in the future growth of off-track, inter-track and account wagering as both a leading exporter and importer of live racing content, particularly since TrackNet Media has become key to our content acquisition and distribution efforts.

        For a discussion of our recent strategic initiatives related to off-track and inter-track wagering see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

Our Content

        Our racetracks are geographically diversified. Santa Anita Park is near Los Angeles, Gulfstream Park is near Miami, Golden Gate Fields is near San Francisco, Lone Star Park at Grand Prairie is near Dallas, Pimlico Race Course is in Baltimore, Laurel Park is between Washington, D.C. and Baltimore, Thistledown is near Cleveland, Remington Park is in Oklahoma City and Portland Meadows is near Portland, Oregon. The Meadows and Maroñas, two racetracks to which we provide management services, are located near Pittsburgh, Pennsylvania and in Montevideo, Uruguay, respectively. Magna Racino™, is located near Vienna, Austria.

2008 Racing Schedule

        As illustrated in the chart below, live racing is offered throughout the year at our racetracks. The racing dates for Santa Anita Park indicated below include The Oak Tree Meet.

Racetrack*	Scheduled Racing Meets
Santa Anita Park	December 26, 2007 – April 20, 2008 and September 24, 2008 – October 26, 2008
Gulfstream Park	January 3, 2008 – April 20, 2008
Golden Gate Fields	January 3, 2008 – February 3, 2008, May 14, 2008 – June 22, 2008, September 17, 2008 – December 21, 2008
Laurel Park	January 1, 2008 – April 13, 2008, August 8 – 20, 2008, September 8, 2008 – December 28, 2008
Lone Star Park at Grand Prairie	April 20, 2008 – July 27, 2008 and September 26, 2008 – November 29, 2008
Pimlico Race Course	April 13, 2008 – June 7, 2008
The Meadows	January 1, 2008 – December 31, 2008
Thistledown	May 1, 2008 – September 29, 2008
Remington Park	March 7, 2008 – June 1, 2008 and August 21, 2008 – December 14, 2008
Portland Meadows	January 1, 2008 – March 11, 2008 and October 21, 2008 – December 31, 2008
Great Lakes Downs	None
Magna Racino™	None, on our own account
*
We have announced our intention to sell Remington Park, Thistledown, Great Lakes Downs and our interest in Portland Meadows.

Our Properties

        Set forth below is a description of certain of our properties. See "Our Strategy — Proceeding with Debt Elimination Plan" for information regarding our intention to sell assets in order to raise funds to repay debt.

Santa Anita Park

        Santa Anita Park is situated on approximately 305 acres of land in the City of Arcadia, California, approximately 14 miles northeast of Los Angeles. Approximately 10.9 million people are located within a 30-mile radius of Santa Anita Park.

        Santa Anita Park opened for thoroughbred horse racing in 1934 and hosts The Santa Anita Meet. The Santa Anita Meet generally commences on December 26 and runs until the end of April each year. In addition, we lease Santa Anita Park to The Oak Tree Racing Association, which is an unaffiliated not-for-profit California association that holds a license to host The Oak Tree Meet for five to six weeks each fall. Pursuant to this lease, which was extended in September 2007 until the later of November 30, 2016 or the close of the 2016 Oak Tree Meet, we receive rent that consists primarily of a percentage of the on-track handle wagered on races run at Santa Anita Park and a percentage of The Oak Tree Racing Association net commissions from fees earned on racing content, exported from or imported to Santa Anita Park. Santa Anita Park was the site of the Breeders' Cup™ World Thoroughbred Championships in 2003 during The Oak Tree Meet, as it will be in 2008 and 2009. Santa Anita Park has one of the longest racing schedules of the top North American racetracks, totaling approximately 110 to 116 racing days each year (including The Oak Tree Meet). Average daily attendance in

2007 was approximately 9,300 customers per live racing day, representing one of the highest average daily attendance figures of all North American racetracks.

        Santa Anita Park had one of the highest total handles, or total amounts wagered, of all North American racetracks in 2007, approximately $1.335 billion, including wagers made at Santa Anita Park on its races (including The Oak Tree Meet), wagers made at other wagering venues and through various account wagering operations on Santa Anita Park's races (excluding wagers placed in Northern California and via account wagering systems licensed to operate in California), and wagers made at Santa Anita Park and its inter-track facilities on imported races. Wagers on Santa Anita Park's races (including The Oak Tree Meet and all venues at which wagers were placed) totaled approximately $955.3 million in 2007. Of this amount, approximately $790.8 million in wagers were placed at other wagering venues to which we exported Santa Anita Park's races via simulcast and through various account wagering operations. Santa Anita Park exports its simulcast signal to approximately 1,000 off-track and inter-track wagering facilities in 23 countries. Throughout the year, Santa Anita Park operates as an inter-track wagering facility where customers can wager on races that are imported to Santa Anita Park from other racetracks.

        Santa Anita Park's facilities include a large art deco-style grandstand structure with seating for approximately 19,000 customers, as well as standing room for additional customers, a one-mile oval dirt track as well as a 7/8-mile turf course, stalls for approximately 2,000 horses and parking facilities sufficient to accommodate approximately 17,000 cars. During the summer of 2007 a synthetic track surface was installed at Santa Anita Park, as mandated by the California Horse Racing Board ("CHRB"). During January and early February 2008, racing was cancelled on 11 days (offset in part by three rescheduled days) because additional work on the track surface was required to address drainage problems.

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

        In September 2006, The Santa Anita Companies, Inc. entered into definitive operating agreements with certain Caruso Affiliated affiliates to develop approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This project contemplates a mixed-use development with approximately 800,000 square feet of retail space, entertainment and restaurants as well as approximately 4,000 parking spaces. After the project was approved by the Arcadia City Council in April 2007, Westfield Corporation ("Westfield"), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park had been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council's approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. The first hearings on the merits of the petitioners' claims are scheduled to be heard before the trial judge during the third week of April 2008.

Gulfstream Park

        Gulfstream Park is located on approximately 250 acres of land in the cities of Hallandale and Aventura, between Miami and Ft. Lauderdale in Florida. There are approximately 4.3 million people living within a 40-mile radius of Gulfstream Park.

        Gulfstream Park opened in 1939 and for many years, ending in 2001, the annual meet at Gulfstream Park lasted for approximately 63 days between January and March. Beginning in 2002, Gulfstream Park was granted approval to run its meet for approximately 90 days between January and April. The Breeders' Cup™, one of the preeminent series of races in the United States, was held at Gulfstream Park in 1989, 1992 and 1999. In 2007, average daily attendance was approximately 5,500 customers per live racing day.

        The redevelopment of Gulfstream Park, which commenced in 2004, was completed in 2006. The project included significant modifications and enhancements to the racing surfaces and stable area, including the construction of a new, wider turf course, which was completed prior to the start of the 2005 race meet. The project also included the construction of a modern clubhouse/grandstand offering an array of restaurants and entertainment facilities. In addition, Gulfstream Park has a casino offering approximately 825 slot machines and video poker and has a poker and racing lounge offering 20 no-limit tables and a sports and simulcast area. On September 6, 2007, a Florida Supreme Court ruling was issued which allows for cross-simulcasting, subsequent to which Gulfstream Park, Calder Race Course and the Florida horsemen entered into an agreement permitting Gulfstream Park and Calder Race Course to take simulcast wagering on each other's live cards as well as on any other signal the live track imports. Gulfstream Park began simulcasting the signal from Calder Race Course on September 22, 2007.

        Gulfstream Park offers customers a number of different dining options and an improved quality of entertainment, including the addition in August 2007 of Christine Lee's a well known local restaurant with a 37 year history in Southern Florida.

        Though the performance of Gulfstream Park has not met our desired objectives, the implementation of beneficial Florida legislation in July 2007, the favorable September 2007 Florida Supreme Court decision permitting cross-simulcasting, the opening of Christine Lee's and a Fall 2007 reconfiguration of the casino's first floor are expected to improve Gulfstream Park's financial performance. For additional information on the Florida legislation and September decision of the Florida Supreme Court, see "Our Strategy" and "Our Strategy — Adding Alternative Gaming, if permitted, at Certain of Our Racetracks".

        Gulfstream Park had total handle during 2007 of approximately $746.8 million, which includes wagers made at Gulfstream Park on its races, wagers made on Gulfstream Park races at other wagering venues and through various account wagering operations, and wagers made at Gulfstream Park on races imported to its inter-track facility. Wagers on Gulfstream Park's races totaled approximately $604.9 million in 2007. Of this amount, approximately $540.8 million in wagers were placed at other wagering venues to which we exported Gulfstream Park's signal and through various account wagering operations.

        We are also partners with Forest City in a joint venture formed pursuant to a May 2005 Limited Liability Company Agreement. The joint venture contemplates the development of The Village at Gulfstream Park™, a 60-acre master-planned lifestyle destination which will offer shops, destination retailers, signature restaurants, unique entertainment options and an appealing residential live/work environment. Phase I of the development will include 375,000 square feet of lifestyle retail space, featuring 70 upscale shops, specialty stores and restaurants and 70,000 square feet of office space. Operating agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement were executed in connection with the joint venture in due course and the groundbreaking for Phase 1 occurred in June 2007. This phase is expected to open in the first quarter of 2009. Upon completion, The Village at Gulfstream Park™ is expected to result in the development of 1,500 condominiums, 750,000 square feet of retail space, 140,000 square feet of office space, a 500-room hotel and a 2,500 seat cinema. The project is expected to be built over 15 years and will involve the construction of 225 affordable/workforce-housing units both on the site itself and in the neighbourhoods within the city.

        On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutel facilities that have conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law and subsequently the Division of Pari-mutuel Wagering developed the governing rules and regulations. In October 2006, we were awarded a gaming license for slot machine operations at Gulfstream Park despite an August 2006 decision rendered by the Florida First District Court of Appeals that ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. Previously, a lower court decision had granted summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. Though FLPF pursued various procedural options in response to the First District Court of Appeals decision, the Florida Supreme Court ruled in late September 2007 that the matter was not procedurally proper for consideration by the court. That ruling effectively remanded the matter to the trial court for a trial on the merits, which will likely take an additional year or more to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. Also, new July 2007 Florida legislation (i) clarified Florida Slot Machine Act provisions regarding on-site availability of automated teller machines, check cashing services and hours of operations, as well as the permitted number of slot machines, which was increased, and (ii) addressed the activities of card rooms, specifically the permitted hours of operations, bet limits, prizes and jackpot payouts, and the types of permitted card games.

        On November 28, 2007, we sought and were granted amicus curiae status in a suit filed by the House of Representatives and Speaker Marco Rubio against the Governor of the State of Florida, Charlie Crist, relating to the approval of tribal compacts. The Florida Supreme Court heard arguments on January 30, 2008 and judgment is currently pending.

Golden Gate Fields

        Golden Gate Fields is located on approximately 154 acres of land in the cities of Albany and Berkeley, California, approximately eight miles from Oakland and approximately 11 miles from San Francisco. There are approximately 5.2 million people within a 40-mile radius of Golden Gate Fields.

        Golden Gate Fields' racing season lasts for approximately 98 racing days. The season is split throughout the year and has varied for the last few years. Average daily attendance in 2007 was approximately 2,500 customers per live racing day.

        Golden Gate Fields had total handle during 2007 of approximately $442.5 million, including wagers made at Golden Gate Fields on its races, wagers made at other wagering venues and through various account wagering systems on Golden Gate Fields' races (excluding wagers placed in Southern California, and wagers placed via advanced deposit wagering systems licensed to operate in California) and wagers made at Golden Gate Fields and its inter-track facilities on imported races. Wagers on Golden Gate Fields' races totaled approximately $249.6 million in 2007. Of this amount, approximately $226.0 million in wagers were placed at other wagering venues to which we exported Golden Gate Fields' races via simulcast and through various account wagering operations. Golden Gate Fields exports its simulcast signal to approximately 900 off-track and inter-track wagering facilities in the United States, Canada, Mexico and the Caribbean. Throughout the year, Golden Gate Fields operates as an inter-track wagering facility where customers can wager on races that are imported from other racetracks.

        Golden Gate Fields' facilities include a one-mile track and a 7/8-mile turf course, stalls for over 1,350 horses, a main grandstand with seating for approximately 8,000 customers, a Clubhouse with seating for approximately 4,500 customers, a Turf Club with seating for approximately 1,200 customers and parking for over 4,100 cars.

        During the late summer of 2007, a new synthetic track surface was installed at Gold Gate Fields, in compliance with CHRB mandated requirements. The track was installed in time for the Golden Gate Fields 2007-2008 meet running from November 2007 to February 2008. As was expected, the new track surface helped reduce injuries and track maintenance costs and increased field size.

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

Laurel Park

        In November 2002, we acquired a controlling interest in The Maryland Jockey Club, which owns and operates Laurel Park and Pimlico Race Course. In September 2007, the Company exercised its option to acquire the remaining voting and equity interests in The Maryland Jockey Club, pursuant to an agreement with certain companies controlled by Joseph De Francis, then a member of the Company's Board of Directors, and Karin De Francis. Under the terms of the option agreement, the Company paid $18.3 million plus interest on October 5, 2007 in connection with the option exercise. Laurel Park, which first appeared on the racing scene in 1911, is located on approximately 236 acres of land in Laurel, Maryland, between Washington, D.C. and Baltimore. There are approximately 6.6 million people living within a 40-mile radius of Laurel Park.

        Laurel Park's racing season in 2007 was 148 days. Average daily attendance at Laurel Park in 2007 was approximately 2,800 customers per live racing day.

        Laurel Park's handle was approximately $525.9 million in 2007, including wagers made at Laurel Park on its races, wagers made at other wagering venues and through various account wagering operations on Laurel Park's races, and wagers made at Laurel Park on imported races. Wagers on Laurel Park's races totaled approximately $368.1 million in 2007. Of this amount, approximately $346.3 million in wagers were placed at other wagering venues to which we exported Laurel Park's signal via simulcast and through various account wagering operations.

        Laurel Park's facilities include a grandstand with seating for approximately 5,200 customers, a 1 1/8-mile dirt track with a seven and one half-furlong chute which opened in January 2005, and a 7/8-mile turf course which opened in September 2005. Laurel Park has stalls for approximately 1,000 horses and parking facilities sufficient to accommodate approximately 8,000 cars.

        The Maryland Jockey Club was party to agreements with the Maryland Thoroughbred Horsemen's Association and the Maryland Breeders' Association, which expired on December 31, 2007, under which the horsemen and the breeders each contributed 4.75% of the costs of simulcasting to The Maryland Jockey Club. Without arrangements similar in effect to these agreements, there would be an increase in costs of approximately $2.0 million. At this time, we are uncertain as to the renewal of these agreements on comparable terms.

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

        Lone Star Park is one of the newest horse racing facilities in the United States, having opened for live thoroughbred and quarter horse racing in 1997. Lone Star Park's thoroughbred meet generally commences each year in early April and continues through mid-July. Its quarter horse meet generally commences each year in early October and continues through November. Average daily attendance during the 2007 spring thoroughbred meet was approximately 7,100 customers per live race day and 3,100 customers during the fall quarter horse meet. In addition to its live racing facilities, Lone Star Park contains a state-of-the-art 36,000 square foot simulcast pavilion, which operates year-round.

        Lone Star Park had total handle during 2007 of approximately $290.9 million, which includes wagers made at Lone Star Park on its races, wagers made on Lone Star Park races at other wagering venues and through various account wagering operations, and wagers made at Lone Star Park on races imported to its inter-track facility. Wagers on Lone Star Park's races totaled approximately $127.5 million in 2007. Of this amount, approximately $95.5 million in wagers were placed at other wagering venues to which we exported Lone Star Park's signal and through various account wagering operations.

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

        Lone Star Park was the site of the 2004 Breeders' Cup™ World Thoroughbred Championships, making it the youngest track in history to host this prestigious event. An overwhelming response from racing fans from around the world resulted in what at that time was the fastest sellout in Breeders' Cup history with a total attendance of 53,717 on race day.

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

        The Preakness Stakes® dates back to 1873, two years before the first Kentucky Derby was run. Since 1909, the Preakness Stakes® has been run annually at Pimlico without interruption and this year's race, on May 17, 2008, will mark the 133rd edition of this sporting classic. Past winners of the Preakness Stakes® include legendary race horses such as Man o' War, Citation, Secretariat, Seattle Slew, Affirmed and, in 2007, Curlin, the winner of the National Thoroughbred Racing Association ("NTRA") sponsored Eclipse Awards as 2007 Horse of the Year and Three Year Old of the Year.

        The racing season at Pimlico in 2007 consisted of approximately 31 racing days in a Spring meet, between early April and mid-June. The Spring meet features 10 graded stakes races, including the middle jewel of thoroughbred racing's Triple Crown, the Preakness Stakes®, which is run annually on the third Saturday in May. Average daily attendance in 2007 was approximately 3,600 customers per live racing day.

        Pimlico's handle was approximately $284.7 million in 2007, including wagers made at Pimlico on its races, wagers made at other wagering venues and through various account wagering operations on Pimlico's races, and wagers made at Pimlico on imported races. Wagers on Pimlico's races totaled approximately $165.5 million in 2007. Of this amount, approximately $153.1 million in wagers were placed at other wagering venues to which its signal was exported via simulcast and through various account wagering operations.

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

        The Meadows first opened in 1963 and has a year-round racing schedule encompassing approximately 205 live racing days. As part of this acquisition, we also acquired four off-track betting facilities in the greater Pittsburgh area, located in New Castle, Harmar Township, Moon Township and West Mifflin. In 2004, The Meadows opened a fifth off-track betting in Greensburg, which was subsequently closed in February 2007.

        The Meadows' facilities previously included a grandstand with seating for approximately 5,000 customers, a 5/8-mile harness track, stalls for approximately 990 horses and parking facilities to accommodate approximately 3,000 cars. The grandstand and parking facilities are currently being renovated as part of the construction by the property owners of a permanent casino and integrated racing facility, which is expected to be completed in early 2009. The Meadows' off-track betting facilities each contain a restaurant and bar and offer wagering on simulcast races from racetracks across the country.

        The Meadows and its associated off-track betting facilities generated approximately $205.1 million in handle in 2006, including wagers made at The Meadows on its races, wagers made at other wagering venues and through various account wagering operations on The Meadows' races, wagers made at The Meadows on races imported to its inter-track facilities and wagers made at The Meadows' associated off-track betting facilities. Wagers on The Meadows' races (including all venues at which the wagers were placed) totalled approximately $73.5 million in 2006. Of this amount, approximately $68.8 million in wagers were placed at other wagering venues to which we exported The Meadows' races via simulcast and through various account wagering operations. The Meadows exports its simulcast signal to approximately 240 off-track and inter-track wagering facilities in the United States, Canada and the Caribbean. Throughout the year, The Meadows operates as an inter-track wagering facility where customers can wager on races that are imported to The Meadows from other racetracks.

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

        On November 14, 2006, we completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows"), each a wholly-owned subsidiary of the Company, through which we owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together with PA Meadows, LLC, "Millennium-Oaktree"). On closing, we received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to us over a five-year period, subject to offset for certain indemnification obligations. Under the terms of the holdback agreement, we agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. The Company also entered into a racing services agreement whereby we pay $50 thousand per annum and continue to operate, for our own account, the racing operations at The Meadows for at least five years. On December 12, 2007, Cannery Casino Resorts, LLC, the parent company of Millennium-Oaktree, announced it had entered into an agreement to sell Millennium-Oaktree to Crown Limited. If the deal is consummated, either party to the racing services agreement will have the option to terminate the arrangement. The Meadows participates in a multi-employer defined benefit pension plan for which the pension plan's total vested liabilities exceed its assets. The Meadow's estimated unfunded liability for vested benefits is approximately $3.7 million. The Meadows withdrew from the pension plan in the fourth quarter of 2007. As part of the indemnification obligations under the holdback agreement with Millennium-Oaktree, the withdrawal liability that has been triggered as a result of the withdrawal from the plan will be offset against the amount owing to us under the holdback agreement.

Thistledown

        Thistledown is located on approximately 128 acres in North Randall, Ohio, approximately 10 miles southeast of downtown Cleveland. There are approximately 3.0 million people living within a 40-mile radius of Thistledown.

        Thistledown has one of the longest racing seasons of all North American thoroughbred racetracks, consisting of approximately 136 racing days between April and November. Thistledown hosts the Summit, Thistledown, Randall and Cranwood meets. Annually, Thistledown hosts the Ohio Derby, which is the premier graded stakes race in Ohio.

        Thistledown's handle was approximately $175.8 million in 2007, including wagers made at Thistledown on its races, wagers made at other wagering venues and through various account wagering operations on Thistledown's races, and wagers made at Thistledown on races imported to its inter-track facilities. Wagers on Thistledown's races (including all venues at which wagers were placed) totaled approximately $100.7 million in

2007. Of this amount, approximately $87.1 million in wagers were placed at other wagering venues to which we exported Thistledown's races via simulcast and through various account wagering operations. Thistledown exports its simulcast signal to as many as 700 off-track and inter-track wagering facilities in the United States. Throughout the year, Thistledown operates as an inter-track wagering facility where customers can wager on races that are imported to Thistledown from other racetracks.

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

        In 2007, the racing schedule consisted of two meets totaling 119 days of live racing days, which included a 50 day quarter horse meet from mid-March through early June and a 69 day thoroughbred meet from early August through the end of November 2007.

        Remington Park's handle was approximately $122.7 million in 2007, including wagers made at Remington Park on its races, wagers made at other wagering venues and through various account wagering operations on Remington Park's races, and wagers made at Remington Park on races imported to its inter-track and associated off-track betting facilities. Wagers on Remington Park's races (including all venues at which wagers were placed) totaled approximately $69.6 million in 2007. Of this amount, approximately $60.7 million in wagers were placed at other wagering venues to which we exported Remington Park's races via simulcast and through various account wagering operations. Remington Park exports its simulcast signal to approximately 600 off-track and inter-track wagering facilities in the United States. Throughout the year, Remington Park operates as an inter-track wagering facility where customers can wager on races that are imported to Remington Park from other racetracks across the country.

        Remington Park's facilities include a grandstand with seating for approximately 20,000 customers, 21 suites for corporate and group events, a one-mile dirt track, a 7/8-mile turf course, stalls for approximately 1,300 horses, lighting to permit night racing and parking facilities sufficient to accommodate approximately 8,000 cars.

        The property on which Remington Park is located is leased from the Oklahoma Zoological Trust pursuant to a lease which extends through 2013, with options to renew until 2063 in ten-year increments.

        Under legislation which was approved by the citizens of the State of Oklahoma in a referendum held on November 2, 2004, Remington Park is permitted to operate electronic gaming machines. In November 2005, we opened a gaming facility with 650 electronic gaming machines, the maximum amount permitted by the legislation at Remington Park at that time and we are in the process of adding an additional 50 machines, as permitted by the enabling legislation which allows for the additional 50 machines on each of the third and fifth anniversaries of the gaming license. See "Government Regulation — Alternative Gaming — Oklahoma" below. During 2007, the machines generated an average daily net win per unit of $233. Under the terms of the legislation, gaming operations at the racetrack are permitted for up to 18 hours per day, not to exceed 106 hours per week. The distribution of revenues from the racetrack's electronic gaming operations will vary based on the annual gross revenues of the racetrack from gaming less all monetary payouts ("Adjusted Gross Revenues"). The legislation allocates between 10% and 30% of the Adjusted Gross Revenues to the State, primarily for the funding of education, between 20% and 30% for the benefit of the horsemen and the remaining 50% to 60% to the racetrack, out of which the racetrack operator will pay its capital and operating costs. Remington Park may be eligible for an additional 50 machines in 2010. The gaming facility has significantly improved Remington Park's operating results and contributions to the horse racing industry through increased purses.

Portland Meadows

        Portland Meadows is a thoroughbred racetrack located on approximately 100 acres in the Delta Park area of Portland, Oregon. There are approximately 2.0 million people living within a 40-mile radius of Portland Meadows. Portland Meadows first opened in 1946 and offers approximately 75 live racing days between October and April. Portland Meadows' facilities include a grandstand with seating for approximately 10,000 customers, a one-mile sand track, stalls for approximately 850 horses and parking facilities to accommodate approximately 2,500 cars.

        Portland Meadows generated approximately $85.7 million in handle during the 2007 calendar year, including wagers made at Portland Meadows on its races, wagers made at other wagering venues and through various account wagering operations on Portland Meadows' races and wagers on imported races at Portland Meadows and off-track betting facilities within the State of Oregon during Portland Meadows' live meet. Wagers on Portland Meadows' races (including all venues at which the wagers were placed) totaled approximately $34.7 million in 2007. Of this amount, approximately $32.6 million in wagers were placed at other wagering venues to which we exported Portland Meadows' races via simulcast and through various account wagering operations. Portland Meadows exports its simulcast signal to approximately 175 off-track and inter-track wagering facilities in the United States. Throughout the year, Portland Meadows operates as a simulcast wagering facility where customers can wager on races that are imported to Portland Meadows from other racetracks. In addition, we expended considerable efforts to work with legislators and industry participants in response to the Oregon Racing Commission's June 2007 decision, under request from the Oregon Attorney General, to revoke a rule permitting Instant Racing at Portland Meadows. Although the Office of Administrative Hearings released a February 27, 2008 proposed order in our favor approving Instant Racing wagering at Portland Meadows, we are waiting for confirmation as to whether the Oregon Racing Commission will accept that recommendation.

        We operate racing at Portland Meadows, subject to the satisfaction of certain conditions, pursuant to a long term lease. We own an approximately 22% interest in the real property upon which the Portland Meadows facility is located. Further to our announced intention to sell our interest in Portland Meadows, in November 2007 we initiated an active program to locate a buyer and began marketing our interest in Portland Meadows.

Great Lakes Downs

        Further to our January 18, 2007 announcement that the 2007 race meet would be the last we would run at Great Lakes Downs, this track was closed in November 2007. In December 2007, pursuant to an October 2007 repurchase agreement, we re-acquired the 85 acre site underlying the racetrack upon exercise of an option right granted in connection with our previous August 2004 sale of the land and associated racetrack license. As the re-acquisition was completed with the intention of completing a subsequent re-sale of the land, the property underlying the racetrack has been listed for sale and we have voluntarily surrendered our racing license.

        To the date of closing, Great Lakes Downs' handle was approximately $48.5 million in 2007, including wagers made at Great Lakes Downs on its races, wagers made at other wagering venues and through various account wagering operations on Great Lakes Downs' races, and wagers made at Great Lakes Downs on imported races. Wagers on Great Lakes Downs' races (including all venues at which wagers were placed) totaled approximately $38.1 million in 2007. Of this amount, approximately $36.0 million in wagers were placed at other wagering venues to which we exported Great Lakes Downs' races via simulcast and through various account wagering operations. Great Lakes Downs exports its simulcast signal to approximately 250 off-track and inter-track wagering facilities in the United States.

Magna Racino™

        Magna Racino™ opened on April 4, 2004 and is situated on approximately 650 acres in Ebreichsdorf, just outside Vienna, Austria. There are approximately 2.5 million people living within a 30-mile radius of Magna Racino™.

        During 2007, Magna Racino™ was visited by over 35,000 guests on 25 race days between mid-March and November.

        Magna Racino™ features both thoroughbred and standardbred racing on three different tracks, a 5/8-mile sand track, a one-mile sand track and a one-mile turf course. In 2006, Magna Racino™ had a total of 79 paddocks. Magna Racino's™ sportsbook facility is operated by Admiral Sportwetten AG under an agreement that entitles Magna Racino™ to receive a percentage of all wagers placed with Admiral at Magna Racino™. Magna Racino's™ 150 video lottery terminals are operated by the Austrian Lottery, a division of Casinos Austria AG, under an agreement that entitles Magna Racino™ to receive a percentage of the gross profit and recovery of certain costs from the video lottery terminal operations located at Magna Racino™.

        Magna Racino's™ handle was approximately $2.4 million in 2007 including wagers made at Magna Racino™ on its races, wagers made at other wagering venues and through account wagering operations on Magna Racino™ races and wagers made at Magna Racino™ on imported races. Magna Racino™ exports its simulcast signal to various off-track and inter-track wagering facilities in Germany and Austria. Throughout the year, Magna Racino™ operates as an inter-track wagering facility on show days where customers can wager on races that are imported to Magna Racino™ from other racetracks around the world.

        On February 19, 2007, we announced that we recorded a non-cash impairment charge related to Magna Racino™ net of income taxes, of approximately $59.7 million ($0.56 per share) in the fourth quarter of 2006. In early August 2007, we announced that there would be a cessation of racing for our own account at the Magna Racino™ at the close of the 2007 meet.

        We announced on December 21, 2007 that we had entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna for a purchase price of 20.0 million Euros (approximately $29.4 million) subject to customary adjustments. The closing of the transaction is expected to occur during the first quarter of 2008 following the satisfaction of customary closing conditions including receipt of all necessary regulatory approvals. We are required to use Euros 7.5 million of the net proceeds to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds is required to be used to repay a portion of the Bridge Loan.

Training Centers

Palm Meadows®

        On October 18, 2000, we acquired 481 acres of land in Palm Beach County, Florida for a total purchase price of $22.9 million. The property is located approximately 40 miles north of Gulfstream Park. We have developed Palm Meadows, a horse boarding and training center, which is operated in conjunction with Gulfstream Park.

        Palm Meadows® has helped us to continue to attract high-quality horses to Gulfstream Park, which has allowed us to increase both our number of live races and the total amount wagered on our races.

        The facility opened in November 2002 and currently includes a 1 1/8-mile dirt track, a 7/8-mile turf course, one-mile dirt jogging track, stalls for up to 1,424 horses, administrative offices, dormitories, pavilion and a 60,000 square foot compost building.

        On March 28, 2007, we sold a 157 acre parcel of excess land adjacent to the Palm Meadows Training Center and certain development rights to MID for cash consideration of $35.0 million.

San Luis Rey Downs

        San Luis Rey Downs is a horse boarding and training center situated approximately 45 miles north of downtown San Diego. It is located on approximately 200 acres of land and includes over 500 horse stalls, a one-mile oval dirt main track, a 3/8-mile dirt training track, an equine exercise swimming pool, 50,000 square foot practice arena, horse trails and related facilities and equipment. Due to its proximity to Santa Anita Park, San Luis Rey Downs supplements Santa Anita Park's stabling facilities, which we believe enables us to continue to attract some of the top horses in North America.

        On June 7, 2007, we sold San Luis Rey Downs to a subsidiary of MID for cash consideration of approximately $24.0 million. The Company also entered into a lease agreement whereby an MEC subsidiary leases the property under a triple-net lease with a three year term for a nominal annual rent in addition to operating costs that arise from the use of the property. The lease is terminable at any time by either party on four-months notice.

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

PariMax

        In February 2006, we announced the formation of PariMax, a new company to oversee the development of our various electronic distribution platforms including MEC Global Wagering Solutions, XpressBet®, the Company's 50% interest in HRTV™, MagnaBet™, Racing US and AmTote. PariMax focuses on the development of complete wagering solutions and will concentrate on serving the global wagering market by developing product lines which meet the needs of both distribution partners and end consumers worldwide. For distribution partners, MEC Global Wagering Solutions provides simulcasting and wagering solutions both domestically and internationally. AmTote continues to provide a variety of wagering interfaces and connectivity products for racetracks, off-track betting facilities, and account wagering providers, both domestically and abroad. For consumers, XpressBet®, MagnaBet™ and Racing US are PariMax's account wagering platforms, which provide video streaming and wagering opportunities to an increasingly international customer base. Consumers are further served by PariMax supported television channels, including HRTV™ in the United States (a joint venture between MEC and Churchill Downs). PariMax also holds our 50% interest in TrackNet Media.

TrackNet Media

        TrackNet Media is the vehicle through which MEC and Churchill Downs horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media also distributes horse racing content for third parties and this content is made available through MEC's and Churchill Downs' respective outlets. Under the reciprocal content swap agreement, MEC and CDI exchange their respective horse racing signals. Churchill Downs racing content is available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet®, and, similarly, our racing content is available for wagering through CDI tracks and off-track betting facilities and through CDI-owned advance deposit wagering platforms. For additional details on TrackNet Media see "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services".

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

        XpressBet® was developed from the account wagering business operated by The Meadows harness racetrack in Pennsylvania under the trade name Call-A-Bet. Call-A-Bet launched a telephone account wagering business in 1983 for Pennsylvania account holders. In 1995, Call-A-Bet expanded its customer base throughout the United States. We purchased Ladbroke Racing Pennsylvania, Inc., which included The Meadows and Call-A-Bet, in April 2001 and upon obtaining a license to conduct advance deposit account wagering in California in January 2002, re-branded the account wagering company as XpressBet®. Our subsidiary, XpressBet, Inc. is primarily responsible for conducting our account wagering operations. XpressBet, Inc. is currently licensed as a multi-jurisdictional wagering hub in Oregon, where its totalisator hub operations are located. This license permits XpressBet, Inc., to place advance deposit account wagers on behalf of residents in Oregon and other jurisdictions that do not prohibit account wagering. In addition, XpressBet, Inc. has received state-based licenses or racing commission approval in California, Idaho, Maryland, Massachusetts, Pennsylvania, Virginia and Washington. See "— Government Regulation" below for a further discussion of the regulatory issues that affect our XpressBet® account wagering business.

        Wagering through an XpressBet® account is permitted only after XpressBet® has verified the account holder's identity, address and age and the account has been funded. XpressBet® account holders can wager on over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong. The XpressBet® service provides up-to-the-minute racing information, including live odds and results, race program information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for XpressBet® is the takeout on the handle wagered by its customers through advance deposit wagering accounts. The takeout revenue is reduced by host track fees, purse account funds, source market fees and other operating expenses. For the year ended December 31, 2007, total handle wagered through XpressBet® was approximately $175.6 million.

MagnaBet™

        MagnaBet™ offers advance deposit account wagering over the Internet to customers in Austria, Germany and Spain. MagnaBet™ holds licenses issued by the provincial government of Lower Austria and the provincial government of Hanover, Germany, which allows it to accept and process pari-mutuel wagers. Customers deposit funds through credit cards, prepaid cards, bank transfers and internet-banking to fund their wagering accounts, and receive wagering instructions from these customers. Wagers placed by customers are not allowed to exceed the amounts on deposit in their accounts.

        We launched MagnaBet™ in Austria in September 2004, where its operations are located, in Germany in December 2004 and in Spain in April 2005. Wagering through a MagnaBet™ account is permitted only after MagnaBet™ has verified the account holder's identity, address and age and the account has been funded. MagnaBet™ account holders can wager on thoroughbred and harness races at Magna Racino™, on races at Krieau and Baden, Austrian standardbred racetracks, and internationally on over 100 North American thoroughbred and standardbred racetracks, 33 German thoroughbred and standardbred racetracks, 31 UK and 4 South American thoroughbred racetracks. The MagnaBet™ service provides up-to-the-minute racing information, including live odds and results, race program and past performance information, real-time audio and video streaming and an easy-to-use betting screen.

        The primary source of revenue for MagnaBet™ is the takeout on the handle wagered by its customers through advance deposit accounts. The takeout revenue is reduced by host track fees, totalisator purse account funds, source market fees and other operating expenses. For the year ended December 31, 2007, total handle wagered through MagnaBet™ was approximately $9.8 million.

Television Distribution

        We believe that broad television distribution will help increase future interest in the sport of horse racing and attract additional wagering customers. In order to accomplish this goal, we have entered into a number of television distribution initiatives.

HorseRacing TV™

        HorseRacing TV™ is a television network focused on horse racing. HorseRacing TV™ carries horse racing from racetracks located throughout North America as well as commentary and related content, combined into a single signal produced by Santa Anita Park's award-winning television department. In January 2003, we launched HorseRacing TV™ on our first cable television system (Time Warner San Diego) and we have quickly grown the network's distribution to over 15 million cable and satellite subscribers nationally. HorseRacing TV™ has entered into a national distribution agreement with Dish Network™ (Echostar Communications Corp.) that makes HRTV™ available in all 50 U.S. states. Additionally, HorseRacing TV™ has entered into agreements with certain national/regional cable television operators, including Comcast, to make HorseRacing TV™ available via cable distribution in 18 states. HorseRacing TV™ is also available on RTN (see below).

        On March 5, 2007, we announced that Churchill Downs had purchased a 50% interest in HorseRacing TV™ in connection with a series of customer-focused agreements with Churchill Downs. The sale of that 50% interest has resulted in operating costs savings, some of which have been reinvested to increase production values. The sale, coupled with the formation of TrackNet Media, has provided consumers with access to a wider variety of content. See "Our Business" and "Our Strategy — Further Developing Our In-Home Simulcasting and Wagering Services" for further details on the customer-focused agreements.

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

Other Television Distribution

        From time to time, we seek exclusive and non-exclusive television distribution agreements with television networks and other distribution outlets to cover horse racing events from our tracks. In 2005 we came to an agreement with NBC to extend its live broadcast of the Preakness until 2010. NBC will also carry the Santa Anita Derby and Florida Derby on one of its networks through 2010. Additionally, HDNet has carried live and tape-delayed, high-definition television coverage of certain horse races from Lone Star Park at Grand Prairie and Santa Anita Park. We continue to seek new outlets for national television coverage of our horse racing content in order to promote the sport of horse racing and attract additional wagering customers to our racetracks and other wagering platforms. The NTRA also occasionally arranges for races at various of our racetracks to be broadcast on ESPN or ESPN2.

Magna 5 Pick 5™

        In January 2004, we introduced a new Pick 5 wager, the Magna 5™, which offers a guaranteed $500,000 minimum pool every Saturday afternoon during selected periods each year. Sponsored by XpressBet®/HRTV™, the Magna 5™ features five races in the span of about one hour from premier tracks such as Santa Anita Park, Gulfstream Park, Golden Gate Fields and Laurel Park. While the Magna 5™ features races from our tracks, the national wager is offered at pari-mutuel outlets throughout the country. Over ten weeks, the Magna 5™ drew an average pool of $645,582, $547,687 and $567,835 in 2007, 2006 and 2005, respectively.

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

        Florida breds won seven out of eight races when they competed head to head against California breds during the sixth edition of the Sunshine Millions® held on January 26, 2008. This event was covered on ESPN2. Overnight ratings for the broadcast secured a 0.2 national rating. All sources of handle for Gulfstream Park and Santa Anita Park, together with on-site handle, topped $26.8 million for the 2008 edition of the Sunshine Millions®. Santa Anita reported that attendance on Saturday was 28,414, compared to 36,355 in 2006. Results for the 2008 edition of the Sunshine Millions ® were adversely impacted by inclement weather in California through most of January.

StreuFEX™

        In 2002, we purchased FEX ÖKO Faserverarbeitungs-GMBH ("FOF"), an Austrian company that manufactures and sells StreuFex™, a horse bedding product made from straw that is ground and turned into pellets. With the purchase of FOF, we acquired a StreuFEX™ manufacturing plant in Neusied/Zaya, Austria. In 2003, we purchased approximately 80 acres of land in Lumberton, North Carolina on which we have built a StreuFEX™ manufacturing facility. The Lumberton facility commenced operations and we introduced StreuFex™ to the North American market in the first quarter of 2004. The Lumberton facility currently supplies both Gulfstream Park and Palm Meadows Training Center with horse bedding. In September 2007, FEX Straw Manufacturing Inc. ("FEX") entered into a technology license agreement with Premier Equine Products Pty Ltd. ("PEP"), under which FEX granted PEP an exclusive license to manufacture and sell StreuFEX™ horse bedding product in Australia, New Zealand, Hong Kong, Macau, Japan and Singapore for 20 years. Under the arrangement, FEX received a one-time up-front license fee and will receive ongoing royalty fees over the duration of the agreement based on the number of tons of StreuFEX™ manufactured by PEP. In the event that PEP enters into any sublicense agreement, FEX will further be entitled to a sublicense fee as well as similar annual product sales-based fees. PEP is an Australian company that specializes in the provision of feed and bedding solutions, and the associated products and services, to the equine industry.

Dixon Downs Development

        For some time, we explored the possibility of the future development of a thoroughbred racetrack with an associated retail shopping and entertainment complex, on vacant land that we own in Dixon, California. The Dixon City Council approved the project in October 2006, but opponents gathered sufficient signatures on petitions to force an election in which Dixon residents voted on four measures aimed at overturning the City Council's various votes approving the project. In the April 17, 2007 election, Dixon voters overturned the four separate actions that were previously approved by the Dixon City Council allowing our proposed racetrack and mixed-use development. As a result, we have begun activities to sell the Dixon lands, including formally listing this 260 acre site for sale with a real estate broker.

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

        We currently satisfy the applicable licensing requirements of the racing and gambling regulatory authorities in each state or province where we maintain racetracks and/or carry on business, including the California Horse Racing Board, the Florida Department of Business and Professional Regulation Division of Pari-Mutuel Wagering, the Texas Racing Commission, the Maryland Racing Commission, the Virginia Racing Commission, the Oklahoma Horse Racing Commission, the Ohio State Racing Commission, the Pennsylvania State Harness Racing Commission, the Pennsylvania Gaming Control Board, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Oregon Racing Commission and the Government of the Province of Lower Austria. Please see our discussion of our wholly-owned subsidiary, XpressBet, Inc., for a list of the jurisdictions where it is licensed or has received regulatory approval to conduct interstate account wagering. With respect to our racetracks, licenses to conduct live horse racing and to participate in simulcast wagering are required, and there is no assurance that these licenses will be granted, renewed or maintained in good standing, as applicable.

        In California, the CHRB is responsible for regulating the form of wagering, the length and conduct of meets and the allocation and distribution of pari-mutuel wagers within the limits set by the California legislature. The CHRB has annually licensed one of our subsidiaries, Los Angeles Turf Club, Inc. as well as The Oak Tree Racing Association to conduct separate racing meets at Santa Anita Park. At present, the CHRB has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. However, night quarter horse racing is conducted at Los Alamitos Race Course in Southern California during portions of these meets. The CHRB also annually licenses the operations of Golden Gate Fields in respect of the two racing meets that it conducts each year. As with the Southern California market, the CHRB has not licensed other thoroughbred racetracks in Northern California to conduct racing during these meets. The CHRB also has licensed XpressBet, Inc., as an out-of-state account wagering hub, to place wagers on behalf of California residents as described more fully below. Currently, there are two other licensees in California that are licensed to conduct account wagering in that state. Our financial condition and operating results could be materially adversely affected by legislative changes or action by the CHRB that would increase the number of competitive racing days, reduce the number of racing days available to us and The Oak Tree Racing Association, authorize other forms of wagering, grant additional licenses authorizing competitors to conduct account wagering, or remove or limit our authority to conduct account wagering in California as it is currently being conducted. In the first quarter of 2006, the CHRB passed a motion to require all California thoroughbred racetracks to install a synthetic racing surface, such as "Polytrack", "Tapeta Footings" or "Cushion Track", by the end of 2007 or face a loss of dates. We installed new synthetic racing surfaces at Santa Anita and Golden Gate Fields in 2007 at a cost of approximately $11.8 million and $8.8 million, respectively.

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

        In Florida, the Division of Pari-Mutuel Wagering considers applications for annual licenses for thoroughbred, standardbred and quarter horse meetings with pari-mutuel wagering. Due to a change in Florida tax laws in 2001, Florida racetracks are no longer prevented from applying for race days outside of their traditional racing season. While this revised tax structure has enabled Gulfstream Park to apply for and receive additional race days since 2002, the deregulation of the race day allocation process may, in the future, cause an overlap in racing seasons which could result in Gulfstream Park facing direct competition from other Miami-area racetracks. In early September 2007, the Florida Supreme Court issued a unanimous opinion that struck down a statute which prevented Gulfstream Park Racing & Casino from accepting wagers on daytime simulcast signals from other thoroughbred racetracks across the country. As a result of that decision, Gulfstream Park has been able to accept wagers on daytime simulcast signals since completing successful negotiations with other industry participants. The Florida Supreme Court opinion dismissed an appeal by the Division of Pari-Mutuel Wagering of a September 2005 appeal court ruling affirming a July 2004 trial court ruling in Gulfstream Park's favor. That trial court had ruled that Section 550.615(6) of the Florida Statutes, which prohibited simulcasting at Gulfstream Park while it was not running its meet, was unconstitutional. In connection with its appeal of the September 2005 appeal court ruling, the Division of Pari-Mutuel Wagering had sought and was granted a restrictive injunction that was lifted as a result of the September 2007 Florida Supreme Court opinion.

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

        In Oklahoma, the Oklahoma Horse Racing Commission regulates all aspects of live thoroughbred and mixed breed (quarter horse, paint horse and appaloosa) horse racing with pari-mutuel wagering, as well as alternative gaming operations by licensed tracks, as will be discussed in more detail below. The Commission considers and approves annual licenses for thoroughbred and mixed breed race meetings. Currently, there are four racetracks in Oklahoma that are licensed to offer a live race meet with pari-mutuel wagering. Since it opened in 1988, Remington Park has been the only racetrack licensed to conduct live horse racing and pari-mutuel wagering in the Oklahoma City metropolitan area.

        Prior to the closing in November 2007 of Great Lakes Downs in Muskegon, Michigan, we were subject to the jurisdiction of the Office of Racing Commissioner regarding the approval of annual licenses for thoroughbred, standardbred and mixed breed (quarter horse, paint horse, appaloosa and arabian) race meetings with pari-mutuel wagering. In connection with the cessation of operations at Great Lakes Downs in anticipation of the expected sale of the underlying land, and our decision to not proceed with building a new racetrack in Romulus, Michigan, we voluntarily relinquished both our racing license and our Michigan racetrack license in the latter half of 2007.

        In Pennsylvania, the Pennsylvania State Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania State Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania State Harness Racing Commission nor the Pennsylvania State Horse Racing Commission has licensed any operators of horse racetracks, other than The Meadows, in the Pittsburgh area; however, on September 26, 2002, the Pennsylvania State Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows. Presque Isle Downs commenced racing on September 1, 2007. In addition, on September 5, 2007, the Pennsylvania Harness Racing Commission approved an application for a standardbred racing license for an operation to be located in Lawrence County located approximately 60 miles from The Meadows and within eight miles of our New Castle off-track wagering facility. This new harness track is not expected to open before January 2010.

        In Oregon, the Oregon Racing Commission approves annual licenses for horse and greyhound racetracks, and, as discussed below, multi-jurisdictional account wagering hubs. The Oregon Racing Commission has not licensed any operators of horse racetracks in the Portland area, other than Portland Meadows. The Oregon Racing Commission has, however, licensed five other account wagering operators who compete with XpressBet, Inc. for account wagering customers. In June 2007, the Oregon Racing Commission, under request of the Oregon Attorney General, temporarily suspended a rule permitting Instant Racing at Portland Meadows and began proceedings to repeal the Instant Racing Rules. Subsequently, we submitted an amended 2007/2008 race meet application that provided for reduced racetrack operations during the course of the dispute, as well as Instant Racing. In response to the Oregon Racing Commission's denial of the Instant Racing component of our application, we have proceeded with litigation challenging that denial. Upon evaluating the Instant Racing related developments and our investment in Portland Meadows, we decided to sell our interest in Portland Meadows. Notwithstanding the intended sale of our interest, which has not yet taken place, we proceeded with the Instant Racing related litigation. Although the Office of Administrative Hearings released a February 27, 2008 proposed order in our favor approving the Instant Racing wager at Portland Meadows, we are waiting for confirmation as to whether the Oregon Racing Commission will accept that recommendation.

        In Austria, horse race meets are conducted at the Magna Racino™ by the Austrian Race Horse Owners Club under agreement with us. The Austrian Race Horse Owners Club conducts standardbred (harness) and thoroughbred horse race meets pursuant to licenses issued by the Direktorium des Jockeyclub für Österreich (thoroughbred) and the Zentrale für Traberzucht und Rennen in Österreich (standardbred harness). There is no limitation as to the number of racing days that can be conducted under these licenses. We have previously announced a cessation of racing for our own account at the Magna Racino™ at the close of the 2007 meet.

        In addition to conducting live horse racing with pari-mutuel wagering at our various tracks in the United States, we conduct telephone and Internet account wagering through our subsidiary, XpressBet, Inc., and the entities that hold the licenses to conduct horseracing and pari-mutuel wagering at The Meadows. XpressBet, Inc. currently holds a license to serve as a multi-jurisdictional account wagering hub by the Oregon Racing Commission which expires June 30, 2008. The Oregon license enables XpressBet, Inc. to open accounts and accept wagering instructions on behalf of U.S citizens in respect of horse and dog races and to open accounts and accept wagering instructions on behalf of non-U.S. citizens in respect of horse races. XpressBet, Inc. also holds account wagering licenses issued by the California Horse Racing Board, the Idaho Racing Commission, the Virginia Racing Commission and the Washington Horse Racing Commission. XpressBet, Inc. also has received regulatory approvals from the Massachusetts Racing Commission and the Maryland Racing Commission to open accounts and place wagers on behalf of residents from those states. The two entities that conduct horseracing and pari-mutuel wagering at The Meadows are entitled to serve as a Pennsylvania-based account wagering hub by virtue of their annual licenses to conduct standardbred racing and pari-mutuel wagering. XpressBet, Inc. has an agreement with the entities that conduct horseracing and pari-mutuel wagering at The Meadows to provide account wagering services to those entities' account holders and to conduct their respective account wagering operations under the brand XpressBet®. In accordance with its multi-jurisdictional hub license from Oregon and, to the extent applicable, state-based requirements imposed by states where it is licensed or otherwise approved, XpressBet, Inc. opens wagering accounts on behalf of residents from various states and countries and processes wagering instructions from those account holders in respect of races conducted throughout the United States and in other countries.

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

        On September 30, 2006, President George W. Bush signed into law the Unlawful Internet Gambling Enforcement Act, which prohibits the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The new law contains an exemption for pari-mutuel wagers placed pursuant to the Federal Interstate Horseracing Act. It is unclear, however, whether and to what extent we will be able to utilize this exemption in respect to all of our account wagering operations as they are currently being conducted. The U.S. Treasury Department, in consultation with the U.S. Federal Reserve Board and the U.S. Department of Justice, has released proposed regulations which could potentially benefit all or a portion of our account wagering operations though it is currently uncertain if the proposed regulations will become final in the form as released.

        In addition to placing account wagers on behalf of U.S. residents, we also place wagers on behalf of account holders who reside in countries other than the United States. In the case of foreign-based account wagers, they are placed either directly or indirectly through our Oregon-licensed XpressBet, Inc. subsidiary. Regardless of which entity processes a wager, we comply with the regulatory requirements imposed by each of the jurisdictions that have licensed us to accept wagers from non-U.S. residents. The laws regarding account wagering by residents of countries other than the United States vary from country to country, and we seek to understand and comply with those laws to the greatest extent possible. As with any issue that turns on the interpretation of legal requirements, it is possible that law enforcement authorities from these foreign jurisdictions may disagree with our interpretation of their laws in respect of account wagering and seek to challenge our ability to place account wagers on behalf of their residents. In certain cases, such challenges could have a material adverse effect on our business, financial conditions, operating results and prospects, including the licenses we hold to conduct horse racing and pari-mutuel wagering (including account wagering) in the U.S.

  Alternative Gaming

  Pennsylvania

        In Pennsylvania, the Pennsylvania State Harness Racing Commission approves annual licenses for standardbred racetracks, while the Pennsylvania State Horse Racing Commission approves annual licenses for thoroughbred racetracks. Neither the Pennsylvania State Harness Racing Commission nor the Pennsylvania State Horse Racing Commission has licensed any operators of horse racetracks, other than The Meadows, which we currently manage, in the Pittsburgh area; however, on September 26, 2002, the Pennsylvania State Horse Racing Commission approved an application for a thoroughbred racing license for an operation to be located near Erie, Pennsylvania, which is approximately 100 miles from The Meadows. Presque Isle Downs commenced racing on September 1, 2007. In addition, on September 5, 2007, the Pennsylvania harness Racing Commission approved an application for a standardbred racing license for an operation to be located in Lawrence County located approximately 60 miles from The Meadows and within eight miles of our New Castle off-track wagering facility. This new harness track is not expected to open before January 2010.

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

        On November 15, 2006, we received our 2008 gaming license. On January 1, 2008, we were permitted to operate an additional 50 machines. As a result of an amendment to the Rules for Racetrack Gaming on March 23, 2006, as adopted by Governor Henry on June 25, 2006, the definition of the types of authorized games was expanded to include "Compact Electronic Game". A Compact Electronic Game means a gaming machine allowed to be used under Oklahoma laws by a federally recognized Indian tribe in Oklahoma. Pursuant to certain compacts entered into in February 2006, Class III games are accordingly permitted at Remington Park, and the facility is gradually switching from Class II games to Class III games.

  Florida

        On November 2, 2004, Amendment 4 to the Florida State Constitution was approved, permitting the governing bodies of Broward and Miami-Dade counties to each hold a county-wide referendum on whether to authorize slot machines within existing, licensed pari-mutuel facilities that have conducted live racing during each of the last two years. On March 9, 2005, voters in Broward County, where Gulfstream Park is located, approved the referendum by a majority vote. Subsequently, on December 8, 2005, the state legislature adopted legislation to allow for and govern the slot machine operators of Gulfstream Park and the three other qualifying Broward County pari-mutuel facilities. This legislation, Florida Statutes Chapter 551, permitted Gulfstream Park and the three other pari-mutuel facilities in Broward County to operate up to 1,500 slot machines at each of their gaming facilities. On July 1, 2007, two pieces of legislation became effective, which have benefited the operations at Gulfstream Park. First, Florida House Bill 1047 clarifies a number of provisions in the Florida Slot Machine Act with respect to the on-site availability of automated teller machines, check cashing services and hours of operations and increases the number of permitted slot machines. The second piece of legislation is SB 752, which is related to card rooms and addresses hours of operations, bet limits, prizes and jackpot payouts, and the types of permitted card games. As a result of SB 752 the Gulfstream Park card room may be open year-round instead of just on live pari-mutuel days, bet limits can be $5, instead of $2, prizes and jackpots can be paid to players and $100 buy-in games of no-limit Texas Hold'em are permitted. The slot machine nonrefundable, annual license fee is $3.0 million and there is a required $250,000 annual minimum contributions to responsible gaming. As a result of the July 2007 legislation, we are permitted to offer gaming for a maximum of 18 hours per day, 24 hours per day on Saturdays, Sundays and state holidays. The tax payable to the state is 50% of Gulfstream Park's gross gaming revenues. In addition, under the legislation, we are required to have written agreements with the Florida Horsemen's Benevolent and Protective Associations and the Florida Thoroughbred Breeders' Association, Inc. prior to the renewal of a gaming license. We currently have agreements with each of these parties. We have entered into an agreement with Broward County, identical in principal terms to agreements entered into by the three other pari-mutuel facilities in that County, that contains, among other things, provision for payment to the County of 1.5% of gross terminal revenues up to a level of $250.0 million of gross terminal revenues and 2.0% on gross terminal revenues in excess of $250.0 million. This agreement also provides for further payments of an additional 1.7% on the first $250 million of gross gaming revenues and 2.5% on gross terminal revenues in excess of $250.0 million to go into escrow or account for the relevant city, until Gulfstream Park reaches agreement with the city thereby replacing the escrow.

        The Legislation required the Division of Pari-Mutuel Wagering to promulgate regulations regarding the licensure and regulation of slot machine operators at the four qualifying pari-mutuel facilities in Broward County. The Division of Pari-Mutuel Wagering adopted rules on June 25, 2006. On October 13, 2006, we received a license to conduct slot machine gaming at Gulfstream Park. On November 16, 2006, we opened the Gulfstream Park Racing & Casino slots facility with 516 slot machines and, after completing improvements to the facilities now offer 875 machines. We received a renewal of our gaming license on September 14, 2007.

  Austria

        Austrian law permits Glucks — und Unterhaltungsspiel Ebreichsdorf Betriebsges.m.bH, a division of Casinos Austria AG, to operate video lottery terminals at the Magna Racino™ under license and pursuant to the Games of Chance Act (Austria).

Our Real Estate Portfolio

        As of December 31, 2007, the aggregate net book values of our real estate properties are as follows:

($ millions)
Revenue-Producing Racing Real Estate	655.8
Excess Racing Real Estate	87.1
Revenue-Producing Non-Racing Real Estate	8.5

Total	751.4

        Included in our Excess Racing Real Estate is land adjacent to several of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park (in respect of which we disposed of a portion of the excess land, a 64 acre parcel in February 2007), Pimlico Race Course and Magna Racino™. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who might provide the necessary financing.

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

        The California Regional Water Quality Control Board (the "California Water Quality Board") requires that Santa Anita Park apply for, and keep in force, a wastewater discharge permit which governs and regulates the amount of contaminated water that may be discharged into the storm drain and the water table as a result of maintenance of the horse population on site. With the issuance of the permit, there are certain compliance efforts that the California Water Quality Board has requested that management address over the five-year permit period. The California Water Quality Board has not given deadlines for immediate compliance nor is our current permit at risk for non-compliance. Citations are not expected unless Santa Anita Park does not make an effort to comply. Upon receipt of the permit, we commenced discussions with the California Water Quality Board regarding the nature of the compliance requests and commenced the planning process as to how the Company would address these requirements over the next five years. It is our expectation that a number of these requirements are being addressed through planned capital projects, including the Summer 2007 installation of the polytrack a new, synthetic racing surface and the anticipated rebuild of barns on the backside over the next several years. Given the fact that a number of these remediation requirements would be better addressed through capital projects rather than merely a repair or fix of existing facilities, the ultimate cost of remediation will be impacted by the decision on how to best address the remediation requirements.

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

Employees

        As of December 31, 2007, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. Due to the seasonal nature of the live horse racing industry, the number of our seasonal and part-time employees will vary considerably throughout the year.

        Since our inception, we have not had a work stoppage. We consider our relations with our employees to be good. We also believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly-qualified professional, technical and managerial personnel, and upon the continued service of our senior management.

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

Risks Regarding Our Company

        We currently have a number of debt obligations that we will be unable to meet unless we can extend or restructure existing facilities or raise capital from other sources, neither of which is assured. If we are unsuccessful in negotiations with our existing lenders, we may have to seek protection from our creditors, be unable to continue as a going concern and/or our stock may become illiquid or worthless.

        At December 31, 2007, we had $209.4 million of debt that matures in 2008, including amounts under our $40.0 million senior secured revolving credit facility with a Canadian financial institution which is scheduled to mature on March 31, 2008, our Bridge Loan of up to $80.0 million with a subsidiary of MID, which is scheduled to mature on May 31, 2008 and our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financing with a subsidiary of MID, which is due by May 31, 2008. In the event we are unable to extend or restructure such facilities, we will not have sufficient cash to meet the obligations under these facilities unless we are able to raise capital from other sources in the short term, including as a result of (i) asset sales under the Plan, (ii) additional financing arrangements or (iii) operations, none of which are assured. If we are unable to repay our obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions. As a result, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways or be unable to continue as a going concern, any of which will have a material adverse effect on our business and operations.

        There is no assurance that we will be able to complete asset sales or undertake strategic transactions as contemplated under our debt elimination plan announced in September 2007 at acceptable prices or as quickly as originally contemplated.

        The Plan was designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of the Company's racing, gaming and technology operations, and a possible future equity issuance. To date, we have not yet closed any significant transactions under the Plan and have not entered into any strategic transactions. Although the Company continues to implement the Plan, weakness in the U.S. real estate and credit markets has adversely affected our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for buyers has become more difficult to obtain. We cannot predict when these market conditions may improve. Any failure or delay in implementation of the Plan will adversely affect our ability to meet upcoming debt maturities, satisfy operational requirements or continue as a going concern.

        Although our financial statements have been prepared on a going concern basis, there can be no assurance that we will be able to continue as a going concern.

        Although our financial statements since March 31, 2006 have been prepared on a going concern basis (which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future) there is substantial doubt as to our ability to continue as a going concern as a result of our recurring losses from operations, working capital deficiency and accumulated deficit as at December 31, 2007. Our financial statements do not give effect to any adjustments which would be necessary should MEC be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. Our ability to continue as a going concern is dependent on our generating cash flows that are adequate to sustain the operations of our business, renewing, extending, restructuring or refinancing current financing arrangements and meeting our obligations with respect to secured and unsecured creditors, none of which is assured. If the Company is unable to repay its obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless the Company is able to obtain waivers or extensions. As a result, the Company will likely need to seek additional funds in the short-term from one or more possible sources. The availability of such additional funds is not assured and, if available, the terms thereof are not determinable at this time.

        As a result of our financial condition, our Board of Directors has a duty to creditors that may adversely affect the interests of our shareholders.

        Because of our financial condition, our Board of Directors has a duty to our creditors that may affect the interests of our shareholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that consider the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

        We have a history of net losses; we anticipate additional losses and may never become profitable.

        We have incurred net losses in each fiscal year since the year ended December 31, 2002. For our fiscal year ended December 31, 2007, we incurred a net loss of $113.8 million. As of December 31, 2007, our accumulated deficit was $510.1 million. We expect to continue to incur additional operating losses in the future and there is no assurance that we will be profitable in any future period.

        We expect that during 2008 we will require additional financing to fund our current planned operations and the implementation of our strategic plan, but we may not be able to obtain such financing on satisfactory terms, if at all.

        We expect that during 2008, we will be required to seek additional financing in order to fund our operations and the implementation of our strategic plan, including capitalizing on future growth opportunities. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to continue as a going concern, to add alternative gaming to our racetracks where permitted or to improve or expand our operations as planned may be adversely affected.

        We have already entered into numerous financing arrangements secured by significant portions of our assets, which would limit our ability to provide security for new loans. Please see "Management's Discussion and Analysis of Results of Operations and Financial Position — Working Capital, Cash and Other Resources" and "Financial Statements and Supplementary Data".

        Following the expiry of our existing financing arrangements, there can be no assurance that the amounts, terms and conditions involved in the renewal or extension of our existing financing arrangements will be favourable, or that we will be able to renew or extend any of these financing arrangements at all. In particular, our controlling shareholder, MID, has entered into financing arrangements with us in the past and there is no assurance that such arrangements will be continued or extended on favorable terms in the future. If we are unable to renew or extend our financing arrangements when due, on favourable terms, or at all, our business, operations and financial condition may be materially adversely affected.

        Our senior secured revolving credit facility imposes significant restrictions on us.

        Our senior secured revolving credit facility, which matures on March 31, 2008, requires us to maintain aggregate earnings before interest, taxes, depreciation and amortization from operations at Santa Anita Park and Golden Gate Fields, calculated on a rolling 12 month basis of not less than $15.0 million. This revolving credit facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and is guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. The credit agreement contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. At September 30, 2007, we were not in compliance with one of the financial covenants contained in the credit agreement. A waiver was obtained from the lender for the financial covenant breach at September 30, 2007. At December 31, 2007, we were in compliance with the financial covenant. Failure to comply with these restrictions may result in the occurrence of an event of default under the senior, revolving credit facility and trigger a cross-default under certain of our other credit facilities. Upon the occurrence of an event of default, the lender may terminate the senior secured revolving credit facility, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit outstanding under the facility, which could adversely affect our ability to repay our debt securities and would adversely affect the trading price of our Class A Subordinate Voting Stock.

        Repayments under our Gulfstream Park project financings and Remington Park project financings impose limitations on the amount of funds available to grow those businesses.

        Each of our Gulfstream Park project financing, which matures in 2016, and Remington Park project financing, which matures in 2015, require payment of principal and interest. These payments limit the amount of funds available to invest back into these properties. In addition, each of these loans provide that certain cash from the respective operations of Gulfstream Park and Remington Park must be used to pay deferred interest on the loans. This requirement will further limit the funds available to service our debt obligations and operational requirements.

        Our business is heavily concentrated at certain of our racetracks.

        Six of our racetracks, Santa Anita Park, Laurel Park, Pimlico Race Course, Gulfstream Park, Lone Star Park and Golden Gate Fields accounted for approximately 79.2% of our revenue from continuing operations for the year ended December 31, 2007. If a business interruption were to occur and continue for a significant length of time at any of these racetracks, it could adversely affect our operating results. Additionally, certain of our other racetrack properties have experienced operating losses before interest, income taxes, depreciation and amortization over the past three years. The operating performance of these racetracks may not improve in the future.

        We are controlled by MID and therefore MID is able to prevent any takeover of us by a third party.

        MID owns all our outstanding Class B Stock, which is entitled to 20 votes per share, and approximately 4.36 million shares of our Class A Stock, and therefore is able to exercise approximately 96% of the total voting power of our outstanding stock. It is therefore able to elect all our directors and to control us. As a result, MID is able to cause or prevent a change in our control.

        Our relationship with MID is not at "arm's length", and therefore MID may influence us to make decisions that are not in the best interests of our other stockholders.

        Our relationship with MID is not at "arm's length". In addition to the ownership of our stock as described in the preceding risk factor (and in the risks described below in " — Risks Relating to Our Securities"), sales or a spin-off or other distribution of our Class A Subordinate Voting Stock by MID or by certain of our other significant stockholders under our registration statements could depress our stock price. Our Chairman and Interim Chief Executive Officer is also the Chairman of MID's board of directors. In some cases, the interests of MID may not be the same as those of our other stockholders, and conflicts of interest may arise from time to time that may be resolved in a manner detrimental to us or our minority stockholders. MID is able to cause us to effect certain corporate transactions without the consent of the holders of our Class A Subordinate Voting Stock, subject to applicable law and the fiduciary duties of our directors and officers. Consequently, transactions effected between us and MID may not be on the same terms as could be obtained from independent parties, resulting in the possibility of our minority stockholders' interests being compromised.

        We may not be able to attract or retain the personnel necessary to achieve our business objectives.

        Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel. Since June 22, 2007 we have had an Interim Chief Executive Officer and, as of yet, have not been able to retain a permanent appointee. Our most recent permanent Chief Executive Office appointee stepped down after holding the position for approximately four months. The loss of key managers could have a material adverse effect on our business, results of operations and financial condition.

        Although a prospectus supplement related to a given offering of securities may describe the proposed use of proceeds of such offering, our management may have broad discretion over the use of proceeds from any offering of securities described in such prospectus supplement, and may spend the proceeds in ways with which shareholders do not agree.

        Our management may retain broad discretion as to the use of proceeds from any offering of securities described in any prospectus or any prospectus supplement. Accordingly, shareholders may not have an opportunity to evaluate the specific uses of those proceeds and shareholders may not agree with those uses. Our failure to use the proceeds effectively could have an adverse effect on our business, financial condition, operating results and prospects.

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

        Three jurisdictions currently allow alternative gaming to be conducted at racetracks or other facilities owned and/or operated by MEC: Florida, Oklahoma and Pennsylvania, and one jurisdiction, Oregon, permits a limited number of video lottery terminal machines to be operated at our racetrack and our network of off-track betting centers, as well as bars and taverns located throughout the state. We are pursuing legislation similar to that which exists in Florida, Oklahoma, and Pennsylvania in other U.S. states where certain of our racetracks are located. There can be no assurance, however, that alternative gaming at racetracks will become permitted in those states.

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

        The regulatory risks and uncertainties that are inherent in the conduct of alternative gaming also apply in other jurisdictions outside the United States. The Magna Racino™, located approximately 20 miles south of Vienna, Austria, serves as landlord to video lottery terminal operations conducted by a licensed casino operator. Under that arrangement, the racetrack retains 50% of the gross profit (excluding certain costs). This arrangement has an indefinite term (with a minimum five year term ending in September 2009) and is terminable by either party on 12 months prior notice. There can be no assurance as to how long this arrangement will continue, and if it does, whether the terms will remain the same.

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

        If the court challenge to a November 14, 2007 agreement between the State of Florida and the Seminole Tribe of Florida is unsuccessful, the casino at Gulfstream Park will be forced to compete with an entity that does not have a similar tax burden and, therefore, will likely have significant resources to apply to marketing and other efforts.

        On November 28, 2007, we sought and were granted amicus curiae status in a suit filed by the House of Representatives and Speaker Marco Rubio against the Governor of the State of Florida, Charlie Crist, relating to the approval of tribal compacts. The Florida Supreme Court heard arguments on January 30, 2008 and judgment is currently pending.

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

        On September 30, 2006, President George W. Bush signed into law the Unlawful Internet Gambling Enforcement Act, which prohibits the use of credit cards, checks, electronic funds transfers and certain other funding methods for most forms of Internet gambling. The new law contains an exemption which, at the very least, permits such funding for pari-mutuel account wagering conducted in compliance with the Interstate Horseracing Act. It is unclear at this time, however, how U.S. law enforcement authorities, including the U.S. Department of Justice, will interpret the application of this new law. Furthermore, as required by the Unlawful Internet Gambling Enforcement Act, the U.S. Treasury Department, in consultation with the U.S. Federal Reserve Board and the U.S. Department of Justice, released proposed regulations. See "Government Regulation — Horse Racing". As it is currently unclear whether or to what extent the proposed regulations may be amended prior to becoming final, it is uncertain if the regulations or interpretations by U.S. Federal law enforcement authorities will benefit our account wagering operations or require us to curtail our account wagering operations. If our operations need to be curtailed we may suffer a materially adverse impact on our account wagering business which, in turn could have a materially adverse impact on our business, financial condition, operating results and financial performance. Since the passage of the federal Unlawful Internet Gambling Enforcement Act in the United States, it is unclear just how federal and/or state prosecutors will address wagers that involve parties from outside the United States. If this new act is interpreted as prohibiting international wagers, it will have a material adverse effect on our business, financial condition, operating results and financial performance.

        Even before the passage of the Unlawful Internet Gambling Enforcement Act, certain financial institutions began blocking the use of credit cards issued by them for Internet gambling, either voluntarily or as part of a settlement with the office of the Attorney General for New York. Legislation or actions of this nature, if enacted or implemented without providing for a meaningful exception to allow account wagering to be conducted as it is currently being conducted by the U.S. horse racing industry, could inhibit account wagering by restricting or prohibiting its use altogether or, at a minimum, by restricting or prohibiting the use of credit cards and other commonly used financial instruments to fund wagering accounts. If enacted or implemented, these or any other forms of legislation or practices restricting account wagering could cause our business and its growth to suffer.

        The U.S. Federal Government's response to a recent ruling by the World Trade Organization on the U.S.'s Internet gambling policy could adversely affect our financial performance.

        In the spring of 2005, the World Trade Organization Appellate Body ruled that a claim from the island country of Antigua regarding U.S. Federal policy on international gambling may have merit due to an apparent inconsistency in how the U.S. treats interstate pari-mutuel wagers under the Interstate Horseracing Act and all other sports wagers, both on an interstate and international basis. The WTO Appellate Body ruled that the Interstate Horseracing Act raised questions regarding whether the U.S. has taken a consistently negative position regarding Internet wagering across state and international boundaries. As a part of its ruling, the WTO Appellate Body ordered the U.S. to clarify its position on interstate pari-mutuel wagering on or before April 3, 2006. The Federal government elected to file no response, preferring to rely, instead on its historical position that interstate account wagering violates the U.S. Federal Wire Act. The U.S. has subsequently pursued eliminating gambling from the list of permitted services that are among the permitted services contained in the treaty that was the subject of Antigua's complaint to the World Trade Organization. However, there are no assurances that such approach will ultimately result in establishing a consensus. If a consensus is not established, the extent to which Federal authorities successfully prosecute account wagering operators based in the United States or that take wagers from United States residents could have a material adverse effect on our revenues, business, financial condition, operating results and financial performance. Alternatively, if, as a result of the U.S.'s position, offshore wagering is permitted into the United States, that also could have a material adverse effect on our revenues and financial performance.

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

        We may not be able to continue to operate our slot facility at Gulfstream Park in the long term if the constitutional amendment adopting the slots initiative is determined to be invalid. At December 31, 2007, our casino facility at Gulfstream Park had a carrying value of $29.6 million.

        On November 15, 2006, the Company opened the slots facility at Gulfstream Park, which now offers approximately 825 slot machines. The Company opened the slots facilities despite an August 2006 decision rendered by the Florida First District Court of Appeals that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the Florida First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. On September 27, 2007, the Florida Supreme Court ruled that the matter was not procedurally proper for consideration by the court. Its order effectively remanded the matter to the trial court for a trial on the merits. A trial on the merits will likely take over a year to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. The Company believes that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect and that any allegations of fraud in the securing of the petitions will ultimately be disproven at the trial level, and accordingly, we have proceeded to open the slots facility. In the event the November 2004 election results are ultimately held to be invalid, we could potentially have a write-down of casino assets and our Florida operations would be negatively impacted.

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

        It is not certain that TrackNet Media will exist beyond the initial five year term provided for in the limited liability company agreement under which it was formed.

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

        Several Native American groups in Florida have previously expressed interest in opening or expanding existing casinos in southern Florida, which could compete with Gulfstream Park and reduce its profitability. For example, the Seminole Tribe of Florida has partnered with Hard Rock International to open hotel and casino operations in Tampa and Hollywood, Florida. Also, the State of Florida has entered into a November 14, 2007 agreement with the Seminole Tribe of Florida approving tribal compacts. Though the validity of Governor Charlie Crist's actions are being challenged in litigation by, among others, the House of Representatives, if the agreement with the Seminole Tribe is ultimately upheld, our facilities will face even greater competition.

        Officials with the Miami, Oklahoma based Shawnnee Tribe announced January 23, 2008 that they had made a filing with the Bureau of Indian Affairs in connection with a plan to have 104 acres of land in northeast Oklahoma City put into federal trust for the purpose of a resort development which would include casino facilities. It is currently too early to determine if the Shawnee Tribe's plan will succeed, though if it does it would represent a significant challenge to our casino operations at Remington Park.

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

        Compliance with new requirements mandated by regulators can represent a significant cost and, in the event those requirements must be met quickly, could lead to operational difficulties.

        During January and early February 2008, additional work on drainage problems was required on the synthetic track surface installed at Santa Anita Park. As a result of these problems and the additional work required, racing at Santa Anita Park was cancelled on 11 days (offset in part by three rescheduled days) during the critical time of the opening of the 2008 meet, and the running of the California half of the Sunshine Millions was jeopardized.

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

        As of December 31, 2007, we employed approximately 5,300 employees, approximately 3,000 of whom were represented by unions. A strike or other work stoppage by our employees could lead to lost revenues and have a material adverse effect on our business, financial condition, operating results and prospects.

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

        Redevelopment projects at our racetracks may result in a write down of the value of certain assets may cause temporary disruptions of our racing operations.

        We have completed the redevelopment of the racing surfaces, the grandstand and the backstretch facilities at Gulfstream Park in Florida. We have also completed the redevelopment of the dirt racing surfaces and the turf track at Laurel Park. These redevelopments resulted in write-downs in 2004 of $26.3 million and $0.4 million, respectively. The redevelopment at Gulfstream Park resulted in a racing meet using temporary facilities for 2005 and the re-opening of Laurel Park for its 2004 - 2005 meet was delayed due to construction delays, which also resulted in a loss of a number of racing days. In addition, since the commencement in June 2007 of construction of our Forest City joint venture mixed-use development, The Village at Gulfstream

Park™, on lands immediately adjacent to Gulfstream Park, a perceived lack of convenient parking has been a contributing factor in a reduction in attendance.

        Racetrack redevelopment efforts made pursuant to deadlines mandated by state regulators may result in difficulties with integration that adversely impact racetrack performance.

        During the summer of 2007 a synthetic track surface was installed at Santa Anita Park, in order to meet the installation deadline mandated by the CHRB. During January and early February 2008, additional work on the track surface was required to address drainage problems. As a result of these problems and the additional work required, racing at Santa Anita Park had to be cancelled on 11 days (offset in part by three rescheduled days) during the critical time of the opening of the 2008 meet, and the running of the California half of the Sunshine Millions was jeopardized. In the event regulators in other states in which we operate adopt the same approach as the CHRB and mandate the installation of synthetic tracks, in addition to the capital cost associated with such installations, there is a risk that installation problems could develop and race days could be lost, which in turn would negatively impact financial performance.

        We may not be able to complete expansion or redevelopment projects successfully and on time, which would materially adversely affect our growth and our operating results.

        We intend to further develop our racetracks and expand our gaming activities. Numerous factors, including regulatory and financial constraints, could cause us to alter, delay or abandon our existing plans. If we proceed to develop new facilities or enhance our existing facilities, we face numerous risks that could require substantial changes to our plans. These risks include the inability to secure all required permits and the failure to resolve potential land use issues, as well as risks typically associated with any construction project, including possible shortages of materials or skilled labour, unforeseen engineering or environmental problems, delays and work stoppages, weather interference and unanticipated cost overruns. For example, Gulfstream Park was forced to run its 2005 meet from temporary facilities which reduced total on-track wagering at Gulfstream Park and attendance in 2005. In addition, we encountered delays in the rebuilding of the racetrack surfaces at Laurel Park, which resulted in a late re-opening of Laurel Park for its 2004 - 2005 meet and a loss of certain race dates. Even if completed in a timely manner, an expansion project may not be successful, which would affect our growth and could have a material adverse effect on our future profitability.

        The recent subprime mortgage crisis in the United States, in which the majority of our properties are situated, could have various negative impacts on our properties, business and our debt elimination plan.

        The subprime mortgage crisis of 2007 has seen high default rates on subprime and other mortgage loans made to higher-risk borrowers with lower income or lesser credit history than "prime" borrowers. As a result, there was a sharp rise in home foreclosures which started in the United States during the Fall of 2006, which became a global financial crisis during 2007 and 2008. Though the full impact of the crisis is not yet known, if it negatively impacts the value of our real estate holdings due to a general devaluing of real estate, it may be difficult to execute plans to lease space at our two mixed-use developments, "The Village at Gulfstream Park™" in Florida, construction of which commenced in June 2007, and The Shops at Santa Anita in California, construction of which has not yet commenced due to a neighboring land owner's legal challenge to the Arcadia City Council's approval of the development.

        The weak U.S. real estate and credit markets have adversely impacted our progress to date on asset sales we intend to complete in connection with our September 2007 adopted debt elimination plan.

        We face strict environmental regulation and may be subject to liability for environmental damage, which could materially adversely affect our financial results.

        We are subject to a wide range of requirements under environmental laws and regulations relating to waste water discharge, waste management and storage of hazardous substances. Compliance with environmental laws and regulations can, in some circumstances, require significant capital expenditures. Moreover, violations can result in significant penalties and, in some cases, interruption or cessation of operations. The California Water Quality Board requires that Santa Anita Park apply for, and keep in force, a wastewater discharge permit which governs and regulates the amount of contaminated water that may be discharged into the storm drain and the water table as a result of maintenance of the horse population on site. With the issuance of the permit, there are certain compliance efforts that the California Water Quality Board has requested that management address over the five-year permit period. The California Water Quality Board has not given deadlines for immediate compliance nor is our current permit at risk for non-compliance. Citations are not expected unless Santa Anita Park does not make an effort to comply. Upon receipt of the permit, we commenced discussions with the California Water Quality Board regarding the nature of the compliance requests and commenced the planning process as to how the Company would address these requirements over the next five years. It is our expectation that a number of these requirements are being addressed through planned capital projects, including the Summer 2007 installation of the polytrack a new, synthetic racing surface and the anticipated rebuild of barns on the backside over the next several years. Given the fact that a number of these remediation requirements would be better addressed through capital projects rather than merely a repair or fix of existing facilities, the ultimate cost of remediation will be impacted by the decision on how to best address the remediation requirements.

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

        We may not be able to sell or otherwise monetize some of our real estate, excess racing real estate and revenue-producing non-racing real estate when we need to or at the price we want, which may materially adversely affect our financial condition.

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

        As a result of the bid price of our publicly held Class A Subordinate Voting Stock closing below the $1.00 per share minimum for 30 consecutive business days, on February 12, 2008, we received a letter from the Nasdaq Stock Market advising that in accordance with Nasdaq Marketplace Rules, MEC has until August 11, 2008 (or such later date as may be permitted by Nasdaq) to regain compliance with the minimum bid price for MEC's publicly held Class A Subordinate Voting Stock required for continued listing on the Nasdaq Global Market. The February 12, 2008 letter further stated, that we will receive further notification from Nasdaq staff (i) stating that we have regained compliance, in the event the bid price of MEC's Class A Subordinate Voting Stock on the Nasdaq Global Market closes at $1.00 per share or more for a minimum of 10 consecutive trading days or (ii) indicating that our Class A Subordinate Voting Stock will be delisted, in the event the minimum bid price requirement is not satisfied.

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

  •
  sales or other issuances or the perception of potential sales or issuances, including in connection with our past and future acquisitions, of substantial amounts of our shares. We have an effective shelf registration statement outstanding that permits us to sell up to $300 million of certain types of debt and/or equity securities. As of March 10, 2008, we have not sold any securities registered under this shelf registration statement. We also have an effective shelf registration statement on Form S-3 (the "U.S. Registration Statement") filed with the United States Securities and Exchange Commission (the "SEC") and a preliminary short form base shelf prospectus (the "Canadian Prospectus") filed with the securities commissions in each of the Provinces of Canada (collectively, the "Canadian Securities Commissions"). MEC will be able to offer and sell up to U.S. $500 million of its equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings. The terms of any such future offerings would be established at the time of such offering;

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

        The trading price of our Class A Subordinate Voting Stock could decrease as a result of our issuing additional shares as consideration for future acquisitions or efforts to raise funds to finance operations.

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

        As of March 10, 2008, MI Developments Inc. owned, directly or indirectly, 4,362,328 shares of our Class A Subordinate Voting Stock and 58,466,056 shares of our Class B Stock (which are convertible into shares of our Class A Subordinate Voting Stock on a one-for-one basis). In addition, we have an effective registration statement that permits the secondary sale of shares of our Class A Subordinate Voting Stock by some of our stockholders who received those shares in connection with our past acquisitions. A total of 4,793,043 shares were initially registered pursuant to that registration statement. In December 2002, we issued $75.0 million aggregate principal amount of our 7 1/4% convertible Subordinated Notes due December 15, 2009 that are currently convertible into 8,823,529 shares of our Class A Subordinate Voting Stock (subject to certain potential adjustments). In June 2003, we issued $150.0 million aggregate principal amount of our 8.55% Convertible Subordinated Notes due June 15, 2010 that are convertible into 21,276,595 shares of our Class A Subordinate Voting Stock. We have effective registration statements filed with the SEC covering all such shares of our Class A Subordinate Voting Stock issuable upon the conversion of such notes. In connection with the October 29, 2007 closing by MEC of a $20.0 million private placement of the Company's Class A Subordinate Voting Stock to Fair Enterprise, Fair Enterprise was issued 8.9 million shares of Class A Subordinate Voting Stock at a price of $2.25 per share. As a result of the private placement, the percentage of Class A Subordinate Voting Stock beneficially owned by Fair Enterprise has increased to approximately 21.6% of the issued and outstanding Class A Subordinate Voting Stock, representing approximately 10.8% of the equity of the Company. Sales of a substantial number of shares of our Class A Subordinate Voting Stock, by MID, Fair Enterprise or upon conversion of our Convertible Notes could depress the prevailing market price of our Class A Subordinate Voting Stock.

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

Item 3. Legal Proceedings

        We are not directly involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or that which is expected to be covered by insurance other than:

        On November 15, 2006, the Company opened the slots facility at Gulfstream Park, which now offers approximately 825 slot machines. The Company opened the slots facilities despite an August 2006 decision rendered by the Florida First District Court of Appeals that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the Florida First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. On September 27, 2007, the Florida Supreme Court ruled that the matter was not procedurally proper for consideration by the court. Its order effectively remanded the matter to the trial court for a trial on the merits. A trial on the merits will likely take over a year to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. The Company believes that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect and that any allegations of fraud in the securing of the petitions will ultimately be disproven at the trial level, and accordingly, we proceeded to open the slots facility.

        On November 28, 2007, we sought and were granted amicus curiae status in a suit filed by the House of Representatives and Speaker Marco Rubio against the Governor of the State of Florida, Charlie Crist, relating to the approval of tribal compacts. The Florida Supreme Court heard arguments on January 30, 2008 and judgment is currently pending.

        On May 18, 2007, ODS Technologies, L.P., doing business as TVG Network, filed a summons against MEC, HRTV, LLC and XpressBet, Inc. in United States District Court seeking an order that the defendants be enjoined from infringing certain patents relating to interactive wagering systems and for an award for damages to compensate for the infringement. An Answer to Complaint, Affirmative Defenses and Counterclaims have been filed on behalf of the defendants. At the present time, the final outcome related to this action cannot be accurately determined by management.

        In September 2006, one of our subsidiaries, The Santa Anita Companies, Inc., entered into definitive operating agreements with certain Caruso Affiliated affiliates to develop approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This project contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as approximately 4,000 parking spaces. After the project was approved by the Arcadia City Council April 2007, Westfield, a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council's approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. The first hearings on the merits of the petitioners' claims are scheduled to be heard before the trial judge during the third week of April 2008.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Report.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

        Our Class A Subordinate Voting Stock is listed and traded on the Nasdaq Global Market ("Nasdaq") and the Toronto Stock Exchange ("TSX") under the symbols "MECA" and "MEC.A", respectively. Class A Subordinate Voting Stock commenced trading on Nasdaq on February 23, 2000 and closed at a price of $3.06 per share, and on the TSX on February 23, 2000 where it closed at a price of Cdn. $4.60 per share. The following table sets forth for the calendar periods indicated the high and low sale prices per share of the Class A Subordinate Voting Stock as reported by Nasdaq and the TSX.

	Nasdaq		TSX
	High	Low	High	Low
2006:
First Quarter	$7.55	$6.21	Cdn. $8.64	Cdn. $7.13
Second Quarter	$6.89	$4.85	Cdn. $8.00	Cdn. $5.25
Third Quarter	$5.84	$3.75	Cdn. $6.50	Cdn. $4.20
Fourth Quarter	$5.58	$4.21	Cdn. $6.30	Cdn. $4.71
2007:
First Quarter	$4.57	$3.04	Cdn. $5.68	Cdn. $3.61
Second Quarter	$3.92	$2.74	Cdn. $4.50	Cdn. $3.00
Third Quarter	$2.99	$1.65	Cdn. $3.34	Cdn. $1.75
Fourth Quarter	$2.85	$0.95	Cdn. $2.74	Cdn. $0.95
2008:
First Quarter (through March 10, 2008)	$0.98	$0.42	Cdn. $1.40	Cdn. $0.43

        On February 28, 2008, the last sale price of the Class A Subordinate Voting Stock as reported by Nasdaq was $0.88 and by the TSX was Cdn. $0.87.

        Our Class B Stock is unlisted and not actively traded.

        The number of security holders of record as of February 28, 2008 was as follows: Class A Subordinate Voting Stock: 583; Class B Stock: two.

Securities Authorized for Issuance under Equity Compensation Plans

        Information relating to compensation plans under which our equity securities are authorized for issuance is incorporated herein by reference from the section of our Proxy Statement titled "Equity Based Compensation Plan Information", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2007.

Comparative Stock Performance Graph

        The following graph compares the cumulative total shareholder return on MEC's Class A Subordinate Voting Stock to the cumulative total shareholder return of the Nasdaq 100 Market Index and a peer group index. The peer group index used by MEC is the Bloomberg US Entertainment Index, which is a published industry peer index of companies engaged in the entertainment industry. The graph depicts the results of an investment of $100 in MEC's Class A Subordinate Voting Stock, the Nasdaq 100 Market Index and the Bloomberg US Entertainment Index.

Magna Entertainment Corp. vs Peer Group
December 2002 to December 2007

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6. Selected Financial Data

        The following tables set forth our selected consolidated financial and operating data for the periods indicated. The selected consolidated financial and operating data as at and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 have been derived from and should be read in conjunction with our audited Consolidated Financial Statements as at and for the years ended December 31, 2003 (as filed with our Annual Report for the fiscal year ended December 31, 2003), December 31, 2004 (as filed with our Annual Report for the year ended December 31, 2004), December 31, 2005 (as filed with our Annual Report for the year ended December 31, 2005), December 31, 2006 (as filed with our Annual Report for the year ended December 31, 2006) and December 31, 2007 (included in this Report). The selected financial and operating information should also be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

	Years Ended December 31,
Income Statement Data(1):	2003	2004	2005	2006	2007
	(U.S. dollars in thousands, except per share figures)
Racing and Gaming Revenues	$590,331	$591,515	$522,020	$569,252	$617,240
Real Estate and Other Revenues	6,206	20,937	4,643	4,946	8,475

Total Revenues	$596,537	$612,452	$526,663	$574,198	$625,715

Racing and Gaming Costs and Expenses	$570,166	$598,476	$541,725	$586,809	$630,067
Real Estate and Other Costs and Expenses	9,781	13,247	4,867	4,030	5,901
Pre-development, pre-opening and other	7,983	18,271	9,494	10,602	2,866
Depreciation and amortization	25,876	31,273	33,431	38,989	42,297
Write-down of long-lived and intangible assets	122,622	26,685	—	88,627	1,308
Equity loss (income)	(143)	(577)	(1,122)	493	3,098
Gain on sale of intangible assets related to The Meadows	—	—	—	(126,374)	—
Interest expense, net	12,167	21,927	32,613	57,758	50,621

Loss from continuing operations before income taxes	$(151,915)	$(96,850)	$(94,345)	$(86,736)	$(110,443)
Income tax benefit	(56,905)	(4,939)	(1,239)	(7,124)	(2,574)

Loss from continuing operations	$(95,010)	$(91,911)	$(93,106)	$(79,612)	$(107,869)
Loss from discontinued operations	(10,087)	(3,725)	(12,187)	(7,739)	(5,890)

Net Loss	$(105,097)	$(95,636)	$(105,293)	$(87,351)	$(113,759)

Loss per share for Class A Subordinate Voting Stock and Class B Stock:
Basic and Diluted
Continuing operations	$(0.89)	$(0.86)	$(0.87)	$(0.74)	$(0.99)
Discontinued operations	(0.09)	(0.03)	(0.11)	(0.07)	(0.05)

Loss per share	$(0.98)	$(0.89)	$(0.98)	$(0.81)	$(1.04)

Average number of shares of Class A Subordinate Voting Stock, Class B Stock and Exchangeable Shares outstanding during the year (in thousands):
Basic and Diluted	107,143	107,323	107,356	107,461	109,219

	Years Ended December 31,
Other Data(2):	2003	2004	2005	2006	2007
EBITDA(3)	$(113,872)	$(43,650)	$(28,301)	$10,011	$(17,525)
Capital expenditures(4)	90,787	133,722	122,971	80,422	74,382
Cash provided from (used for)
Operating activities	12,874	(48,151)	(57,666)	(63,842)	(61,822)
Investing activities	(94,236)	(116,504)	(118,607)	96,553	16,640
Financing activities	102,692	95,556	124,179	(58,509)	41,857

	At December 31,
Balance Sheet Data(1)(2):	2003	2004	2005	2006	2007
Cash and cash equivalents	$92,447	$57,632	$41,484	$47,655	$34,315
Real estate properties and fixed assets, net	722,263	807,491	877,458	852,516	842,164
Total assets	1,322,940	1,403,353	1,414,644	1,246,885	1,242,642
Total debt(5)	362,281	461,970	586,782	557,364	588,258
Shareholders' equity	657,054	578,680	459,594	400,618	362,713
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

GAAP and Non-GAAP Financial Measures

        We evaluate the operating and financial performance of our business using several measures, including revenue, EBITDA (defined as income (loss) before interest, income taxes, depreciation and amortization), income (loss) before income taxes, net income (loss) and diluted earnings (loss) per share. We measure and present EBITDA because it is a measure that is widely used by analysts and investors in evaluating our operating performance. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles.

        The following table reconciles our non-GAAP financial measures to the accompanying financial statements:

Reconciliation of Non-GAAP to GAAP Financial Measures

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(U.S. dollars in thousands) (unaudited)
Earnings (Loss) Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")
Loss before income taxes from continuing operations	$(151,915)	$(96,850)	$(94,345)	$(86,736)	(110,443)
Interest expense, net	12,167	21,927	32,613	57,758	50,621
Depreciation and amortization	25,876	31,273	33,431	38,989	42,297

EBITDA from continuing operations	$(113,872)	$(43,650)	$(28,301)	$10,011	(17,525)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial position should be read in conjunction with our consolidated financial statements for the year ended December 31, 2007. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks discussed in "Management's Discussion and Analysis of Results of Operations and Financial Position — Forward-Looking Statements" and "Risk Factors" included elsewhere in this Report. The amounts described below are based on our consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Overview

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Oregon and Ebreichsdorf, Austria. In addition, we operated a racetrack in Michigan until November 2007 and, under a management agreement, operate a racetrack in Pennsylvania that we previously owned. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage seven thoroughbred racetracks, one standardbred (harness racing) racetrack and two racetracks that run both thoroughbred and quarterhorse meets, as well as the simulcast wagering venues at these tracks. Also, we previously managed the thoroughbred and standardbred meets at Magna Racino™, but now expect that a local operator will manage future meets at that facility. Three of the racetracks owned or operated by us (Gulfstream Park, Remington Park and Magna Racino™) include casino operations with alternative gaming machines. In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong, and a European account wagering service known as MagnaBet™. Under a series of March 2007 agreements with Churchill Downs Incorporated ("CDI"), we own a 50% interest in a joint venture, TrackNet Media Group, LLC ("TrackNet Media"), the content management company formed for distribution of the full breadth of MEC's horse racing content. In addition to making horse racing content available for both MEC and CDI, it also makes such content available for third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies, and purchases horse racing content from third parties to be made available through CDI's and MEC's respective outlets. The TrackNet Media arrangement also involves the exchange by MEC and CDI of their respective horse racing signals such that CDI's racing content is available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advanced deposit wagering platform, XpressBet®, and our racing content is similarly available for wagering through CDI tracks and off-track betting facilities and through CDI-owned advance deposit wagering platforms. A separate joint venture with CDI also involves the ownership by MEC and CDI of equal (50%) shares in HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that we initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 15 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. We also own AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operate an additional thoroughbred training center situated near San Diego, California. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product. In addition to our racetracks, our real estate portfolio includes a residential development in Austria. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess lands surrounding, or adjacent to, certain of our premier racetracks.

        2007 was a challenging year for MEC. Although revenues from continuing operations increased by 9.0% to $625.7 million, our net loss increased to $113.8 million from $87.4 million in 2006, primarily due to increased losses at Gulfstream Park and continued high debt service costs. Also, in 2006 we recognized a $126.4 million gain on sale of intangible assets related to The Meadows and a write-down of long-lived assets of $88.6 million. We discuss our results of operations in detail in the "Results of Operation" section below.

        Following the completion of a strategic review of the Company's assets and operations, on September 12, 2007, our Board of Directors approved a debt elimination plan (the "Plan"), designed to eliminate the Company's net debt by December 31, 2008 by generating funding from: (i) the sale of certain real estate, racetracks and other assets; (ii) the sale of, or entering into strategic transactions involving, the Company's other racing, gaming and technology operations; and (iii) a possible future equity issuance. We also arranged for $100.0 million of funding to address immediate liquidity concerns and provide sufficient time to implement the Plan. This funding was comprised of: (i) a $20.0 million private placement of Class A Subordinate Voting Stock ("Class A Stock") to Fair Enterprise Limited ("Fair Enterprise"), a company that forms part of an estate planning vehicle for the family of Frank Stronach, MEC's Chairman and Interim Chief Executive Officer (the "Fair Enterprise Private Placement"); and (ii) a short-term bridge loan facility of up to $80.0 million (the "Bridge Loan") with a subsidiary of our controlling shareholder, MI Developments Inc. ("MID"). Although we continue to implement the Plan, since the adoption of the Plan, weakness in the U.S. real estate and credit markets has adversely impacted our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for potential buyers has become more difficult to obtain. These conditions have not abated through the date of this Report, with the result that it will take us longer to execute the Plan than originally anticipated. As a result, we will likely need to seek extensions from existing lenders and additional funds in the short-term from one or more possible sources. The availability of such extensions and additional funds is not assured and, if available, the terms thereof are not determinable at this time.

        At December 31, 2007, we had a working capital deficiency of $162.2 million and had $209.4 million of debt that matures in 2008, including: (i) amounts owing under our $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on March 31, 2008, (ii) our $80.0 million Bridge Loan, which is scheduled to mature on May 31, 2008, and (iii) our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by May 31, 2008. Accordingly, our financial statements have been prepared with a "going concern" qualification. See "Outlook", "Liquidity and Capital Resources" and "Going Concern" below for more information.

Debt Elimination Plan

        The Plan contemplates selling certain real estate properties, including those situated in the following locations: Dixon, California; Ocala, Florida; Aventura and Hallandale, Florida, both adjacent to Gulfstream Park; Porter, New York; Anne Arundel County, Maryland, adjacent to Laurel Park; and Ebreichsdorf, Austria, adjacent to the Magna Racino™. We have initiated an active program to sell the Dixon and Ocala real estate properties and have listed both of these properties for sale with a real estate broker. The Porter lands, which comprise three parcels of land, have been sold — the sale of one parcel closed in December 2007 and sales of the remaining two parcels closed in early January 2008. The sale of these properties generated net proceeds of approximately $1.7 million, net of transaction costs, which was used to repay a portion of the Bridge Loan subsequent to December 31, 2007. We recognized an impairment charge of $1.3 million in 2007 in relation to the Porter lands.

        On December 21, 2007, we entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna International Inc., a related party, for a purchase price of Euros 20.0 million (approximately U.S. $29.4 million), subject to customary closing adjustments. The closing of the transaction is expected to occur during the first quarter of 2008 following the satisfaction of customary closing conditions including the receipt of all necessary regulatory approvals. We are required to use Euros 7.5 million of the net proceeds to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds is required to be used to repay a portion of the Bridge Loan.

        We also intend to explore the sale of our membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that we are pursuing under joint venture arrangements with Forest City Enterprises, Inc. ("Forest City") and Caruso Affiliated, respectively.

        The racetracks that we intend to sell include: Great Lakes Downs in Michigan, Remington Park in Oklahoma, Thistledown in Ohio and our interest in Portland Meadows in Oregon. We ceased racing at Great Lakes Downs on November 4, 2007 and listed the property for sale with a real estate broker in October 2007. In September 2007, we engaged a U.S. investment bank, recognized as an experienced advisor in the gaming industry, to assist in soliciting potential purchasers and manage the sale process for certain assets and in October 2007, the U.S. investment bank began marketing Remington Park and Thistledown for sale. In November 2007, we initiated an active program to locate a buyer and began marketing our interest in Portland Meadows for sale.

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

        The real estate properties located in Dixon, California and Ocala, Florida, the two parcels of land in Porter, New York, that were sold in January 2008 and the excess land in Ebreichsdorf, Austria that is under a contractual sale agreement, have been classified as "assets held for sale" on our consolidated balance sheet as at December 31, 2007. Similarly, the operations of Great Lakes Downs, Remington Park, Thistledown and Portland Meadows have been presented as "discontinued operations" at December 31, 2007 given that all of these assets met the criteria under U.S. GAAP for classification as either "assets held for sale" or "discontinued operations" at December 31, 2007. Comparative periods presented have been restated to reflect the results of these assets held for sale and discontinued operations on a consistent basis.

Outlook

        Although we continue to implement our Plan, real estate and credit markets have continued to demonstrate weakness in the first part of 2008. This has reduced the likelihood that we will be able to complete asset sales at acceptable prices as quickly as originally contemplated. In light of these adverse developments, combined with our upcoming debt maturities and operational funding requirements, we will likely need to seek extensions or additional funds in the short-term from one or more possible sources. The availability of such extensions or additional funds from existing lenders, including MID, or from other sources is not assured and, if available, the terms thereof are not determinable at this time. We expect that we will enter into negotiations with such existing lenders, including MID, with a view to extending, restructuring or refinancing such facilities. There is no assurance that such negotiations, if any, will result in a favorable outcome for MEC. If we are unable to repay our obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions. Unless we are successful in our efforts, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways or be unable to continue as a going concern. See the "Going Concern" section below and the section entitled "Risk Factors — Risks Regarding Our Company" elsewhere in this Report for more information.

Our Operations

        Our revenues are derived primarily from our racing and gaming operations. Selected information about our racing and gaming operations is set forth below:

			Year ended December 31, 2007
Track / Operation	Date Acquired	Local Market Population(1) (in millions)	Racing Season	Live Racing Days	Total Handle(2) (in millions)		Revenue(2)(3) (in millions)
Continuing Operations
Santa Anita Park — Los Angeles	Dec. 1998	10.9	Jan. 1 to Apr. 22 and Dec. 26 to 31	85	$1,051.4		$145.9
			The Oak Tree Meet Sep. 26 to Nov. 4	31	283.4	(4)
Gulfstream Park — Miami	Sep. 1999	4.3	Jan. 3 to Apr. 22	88	746.8		123.0
Laurel Park — Baltimore	Nov. 2002	6.6	Jan. 1 to Apr. 15 and Aug. 10 to Aug. 23 and Sep. 5 to Dec. 29	148	525.9		57.5
Golden Gate Fields — San Francisco	Dec. 1999	5.2	Jan. 1 to Feb. 11 and Apr. 25 to Jun. 10 and Nov. 7 to Dec. 31	98	442.5		55.7
Pimlico Race Course — Baltimore	Nov. 2002	5.2	Apr. 19 to Jun. 9	31	284.7		52.9
Lone Star Park — Dallas	Oct. 2002	5.1	Apr. 12 to Jul. 29 and Oct. 5 to Dec. 1	99	290.9		60.5
The Meadows — Pittsburgh	Apr. 2001	2.8	Jan. 1 to Aug. 15 and Nov. 1 to Dec. 31	205	205.1		35.1
XpressBet® — National	Apr. 2001	N/A	All year	N/A	175.6		36.6
MagnaBet™	Apr. 2004	N/A	All year	N/A	9.8		2.1
Magna Racino™ — Ebreichsdorf, Austria	Apr. 2004	2.5	Mar. 18 to Nov. 11	25	2.4		8.0

Total Continuing Operations							$577.3

Discontinued Operations
Remington Park — Oklahoma City	Nov. 1999	1.1	Mar. 9 to Jun. 3 and Aug. 2 to Dec. 1	119	$122.7		$77.6
Thistledown — Cleveland	Nov. 1999	3.0	Apr. 12 to Nov. 19	136	175.8		24.7
Portland Meadows — Portland	Jul. 2001	2.0	Jan. 1 to May 5 and Oct. 7 to Dec. 31	75	85.7		15.3
Great Lakes Downs — Muskegon, Michigan	Feb. 2000	1.2	May 5 to Nov. 6	98	48.5		5.4

Total Discontinued Operations							$123.0

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

        We also generate gaming revenues from our Gulfstream Park and Remington Park (which is reflected as "discontinued operations") gaming operations. Gaming revenues represent the net win earned on slot wagers. Net win is the difference between wagers placed and winning payouts to patrons.

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

        Set forth below is a list of the total live race days by racetrack for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
Continuing Operations Racetracks
Santa Anita Park(1)	85	86	85
Gulfstream Park	88	87	86
Golden Gate Fields	98	106	96
Laurel Park(2)	148	152	135
Lone Star Park	99	97	100
Pimlico Race Course(2)	31	31	59
The Meadows	205	208	206
Magna Racino™	25	40	45

	779	807	812

Discontinued Operations Racetracks(3)
Thistledown	136	156	185
Remington Park	119	118	98
Portland Meadows	75	86	70
Great Lakes Downs	98	101	100

	428	461	453

Total	1,207	1,268	1,265

(1)
Excludes The Oak Tree Meet which consisted of 31 days in 2007, 26 days in 2006 and 31 days in 2005.

(2)
Laurel Park and Pimlico Race Course constitute The Maryland Jockey Club.

(3)
Flamboro Downs had 203 live race days in 2005 to the date of its sale on October 19, 2005. The results of Flamboro Downs in 2005 have been reported as discontinued operations in our consolidated financial statements.

        We recognize racing revenue prior to our payment of purses, stakes, awards and pari-mutuel taxes. The racing costs relating to these revenues are shown as "pari-mutuel purses, awards and other" in our consolidated financial statements. We recognize gaming revenue prior to our payment of taxes and purses. The gaming costs relating to these revenues are shown as "gaming purses, taxes and other" in our consolidated financial statements.

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

        We characterize our real estate as follows:

  •
  Revenue-Producing Racing and Gaming Real Estate

  •
  real estate at our racetracks used in our racing and gaming operations;

  •
  Excess Racing Real Estate

  •
  excess real estate at our racetracks that we are considering developing with strategic partners or otherwise; and

  •
  Revenue-Producing Non-Racing Real Estate

  •
  developed real estate not at our racetracks that is currently generating revenue for us.

        As of December 31, 2007, the aggregate net book values of our real estate properties are as follows:

$ millions
Revenue-Producing Racing and Gaming Real Estate	655.8
Excess Racing Real Estate	87.1
Revenue-Producing Non-Racing Real Estate	8.5

751.4

        Included in our Excess Racing Real Estate is land adjacent to certain of our racetracks, Santa Anita Park, Gulfstream Park, Lone Star Park at Grand Prairie, Laurel Park (in respect of which we disposed of a portion of the excess land, a 64 acre parcel in February 2007), Pimlico Race Course and Magna Racino™. We are considering a variety of options with respect to this excess land, including entertainment and retail-based developments that could be undertaken in conjunction with business partners who might provide the necessary financing.

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

Impairment of Intangible and Long-Lived Assets

        Our most significant intangible assets are racing licenses which represent the value attributed to licenses to conduct race meets acquired through our racetrack acquisitions. In accordance with Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", intangibles are evaluated for impairment on an annual basis or when impairment indicators are present. Racing license impairment is assessed based on a comparison of the fair value of an individual reporting unit's racing license to its carrying value. An impairment write-down to fair value would occur if estimated discounted cash flows from operations less charges for contributory assets assumed to be owned by third parties is less than the carrying value of the racing license.

        Under Financial Accounting Standards Board Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets", our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such events or changes in circumstances are present, we assess the recoverability of the long-lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted and without interest charges, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management. When long-lived assets are identified as available for sale, if necessary, the carrying value is reduced to the estimated fair value less costs of disposal. Fair value is determined based upon discounted cash flows of the assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

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

Future Income Tax Assets

        At December 31, 2007, we recorded future tax assets (net of related valuation allowances) in respect of loss carryforwards and other deductible temporary differences. We evaluate quarterly the realizability of our future tax assets by assessing our valuation allowance and by adjusting the allowance as necessary. The assessment considers forecasts of future taxable income and tax planning strategies that could be implemented to realize the future tax assets. Should operations not yield future taxable income or if tax planning strategies can not be implemented, then there could be a material impact on our consolidated tax expense or recovery and on the amount of future tax assets reported on our consolidated balance sheets.

Stock-Based Compensation

        Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Employee Defined Benefit and Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires employers to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of a defined benefit postretirement plan as an asset or liability on the consolidated balance sheet with a corresponding adjustment to accumulated comprehensive income (loss), net of tax, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The adjustment to accumulated comprehensive income (loss) upon adoption represented the net unrecognized actuarial gain or loss determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), which was previously netted against the plan's funded status pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated comprehensive income (loss) upon adoption of SFAS 158.

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

Off-Balance Sheet Arrangements

        At December 31, 2007, we do not have any material off-balance sheet arrangements that have not been disclosed in either our consolidated financial statements or in this Report.

Related Party Transactions

        Refer to Note 22 to our consolidated financial statements which describes all material related party transactions.

Results of Operations

        The following is a discussion and comparison of our results of operations and financial position for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31, 2007 Compared to December 31, 2006

Racing and gaming operations

        In 2007, we operated our continuing operations racetracks for 28 fewer live race days compared to the prior year primarily due to a decrease in the awarded live race days at Golden Gate Fields in 2007 compared to the prior year and planned reductions in live race days at Magna Racino™.

        In 2007, revenues from our racing and gaming operations increased $48.0 million or 8.4% to $617.2 million, compared to $569.3 million in 2006, primarily due to:

  •
  Florida revenues above the prior year by $34.1 million or 37.5% due to the opening of casino operations at Gulfstream Park in November 2006 and expanded casino operations in March 2007, which generated $41.1 million of gaming revenues in 2007, compared to $9.0 million in 2006, and increased simulcasting revenues with new legislation in 2007 which allows us to simulcast year round, partially offset by reductions in wagering at Gulfstream Park's racing operations, despite one additional live race day, caused, in part, to the limited access to ATM banking machines and check cashing services on site at Gulfstream Park during the 2007 live race meet.

  •
  PariMax revenues above the prior year by $28.8 million or 55.9% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, which generated incremental revenues of $26.7 million in 2007 and is now being consolidated into the PariMax operations, whereas previously our 30% equity interest was accounted for on an equity basis and $5.8 million of increased revenues at XpressBet® due to a 14.0% increase in U.S. handle compared to the prior year primarily due to having access to CDI racing content, including the Kentucky Derby, through our TrackNet Media joint venture arrangement, partially offset by decreased revenues of $3.4 million at MagnaBet™ due to a decline in handle as a result of wagering platform changes and the termination of a contract with a German television service.

  •
  Maryland operations below the prior year by $4.1 million or 3.5% primarily due to fewer live race days at Laurel Park.

  •
  Northern U.S. operations below the prior year by $3.7 million or 9.3% primarily due to fewer live race days at The Meadows.

  •
  California revenues below the prior year by $2.5 million or 1.2% primarily due to a reduction in live race days at Golden Gate Fields, whereby live race days were decreased from 106 days in 2006 to 98 days in 2007.

  •
  European operations below the prior year by $1.3 million or 12.8% primarily due to fewer live race days at Magna Racino™.

  •
  Eliminations of inter-company revenues between business units above the prior year by $3.5 million due to the consolidation of AmTote for the full period in the current year, compared to only from the date of acquisition in the prior year.

        Pari-mutuel purses, awards and other decreased $16.2 million or 5.9% to $259.9 million in 2007, from $276.2 million in 2006, primarily due to decreased wagering at Golden Gate Fields, Laurel Park, Gulfstream Park, MagnaBet™ and The Meadows for reasons noted above as well as increased inter-company eliminations of tote fees paid by our racetracks to AmTote, which became a wholly-owned subsidiary in July 2006 and reduced carriage costs related to HRTV™ which is now being accounted for using equity accounting with the formation of a joint venture with CDI in late April 2007. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased from 62.4% in 2006 to 60.1% in 2007 primarily due to lower wagering at MagnaBet™ which has historically had a higher than average purses, awards and other costs.

        Gaming purses, taxes and other increased $22.2 million to $28.3 million in 2007, compared to $6.1 million in 2006, due to the opening of the casino facility at Gulfstream Park in November 2006 and the expanded casino facility in March 2007. As a percentage of gaming revenues, gaming purses, taxes and other increased from 67.0% in 2006 to 68.9% in 2007 as a result of increased slot revenues.

        Operating costs in our racing and gaming operations increased $35.4 million or 14.9% to $273.0 million in 2007, from $237.6 million in 2006, primarily due to:

  •
  an increase of $23.9 million in our Florida operations, primarily due to operating costs at Gulfstream Park for the new casino facility; and

  •
  an increase of $11.8 million in our PariMax operations as a result of the consolidation of AmTote as noted previously, partially offset by reduced costs at HRTV™ with the formation of the joint venture with CDI.

        As a percentage of total racing and gaming revenues, operating costs increased from 41.7% in 2006 to 44.2% in 2007, primarily as a result of higher costs incurred during the start-up of the casino operations at Gulfstream Park.

        General and administrative expenses in our racing and gaming operations increased by $1.8 million or 2.7% to $68.8 million in 2007, compared to $67.0 million in 2006. Several of our racetracks experienced lower general and administrative expenses as a result of cost reduction initiatives, which were more than offset by an increase in our PariMax operations with the consolidation of AmTote as noted previously. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 11.8% in 2006 to 11.1% in 2007.

Real estate and other operations

        Revenues from real estate and other operations increased $3.5 million from $4.9 million in 2006 to $8.5 million in 2007 and includes $0.3 million of revenues related to the sale of one parcel of land in Porter, New York. The remaining increase in revenues is attributable to increased housing unit sales at our European residential housing development in 2007 compared to 2006. Real estate and other operating costs and general and administrative expenses increased from $4.0 million in 2006 to $5.6 million in 2007, primarily due to the increased sales activity in 2007 as well as the recognition of a $0.9 million recovery of warranty costs in 2006 from a third party for costs incurred with respect to previously built housing units.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $7.7 million from $10.6 million in 2006 to $2.9 million in 2007. Predevelopment, pre-opening and other costs incurred in 2007 represent $0.9 million of costs that we incurred pursuing alternative gaming opportunities, $0.9 million of costs related to the Dixon Downs campaign, $0.5 million of costs incurred pursuing certain financing initiatives and $1.2 million of costs relating to developmental initiatives undertaken to enhance our racing operations, partially offset by a recovery of $0.6 million of costs related to the Florida slot initiatives incurred in 2006. In 2006, the predevelopment, pre-opening and other costs incurred represent $3.0 million incurred in the expensing of deferred development costs incurred related to the Romulus, Michigan racing license, $2.5 million pursuing alternative gaming opportunities, $1.5 million incurred pursuing certain financing initiatives, $1.5 million of costs relating to development initiatives undertaken to enhance our racing operations and $2.1 million of pre-opening costs incurred in the opening of the Gulfstream Park casino facility.

Depreciation and amortization

        Depreciation and amortization increased $3.3 million from $39.0 million in 2006 to $42.3 million in 2007, primarily due to increased depreciation on the slots facility at Gulfstream Park and on AmTote fixed assets as a result of full consolidation upon completion of the acquisition as noted previously, partially offset by reduced depreciation at Magna Racino™ with the write-down of long-lived assets in the fourth quarter of 2006.

Interest income and expense

        Net interest expense decreased $7.1 million to $50.6 million in 2007 from $57.8 million in 2006. The lower net interest expense is primarily attributable to the repayment of a previous bridge loan facility with a subsidiary of MID, reduced borrowings under our $40.0 million senior secured revolving credit facility and repayment of other debt during 2006 from the proceeds of various asset sales, partially offset by increased borrowings on our Gulfstream Park project financings with a subsidiary of MID. In 2007, $0.4 million of interest was capitalized with respect to projects under development, compared to $2.6 million in 2006.

Write-down of long-lived assets

        The write-down of long-lived assets in 2007 of $1.3 million represents an impairment charge related to our Porter, New York real estate properties, of which one parcel was sold in the fourth quarter of 2007 and the remaining two parcels were sold in January 2008. The impairment loss represents the excess of our carrying value of the real estate over the fair value of the real estate properties. The write-down of long-lived assets in 2006 of $88.6 million is comprised of a $76.2 million write-down of Magna Racino™'s long-lived assets, a $11.2 million write-down on The Meadows' long-lived assets as a result of the transaction with Millennium-Oaktree and a $1.3 million write-down on our Canadian residential development real estate.

Equity loss

        Equity loss in 2007 of $3.1 million increased $2.6 million from an equity loss of $0.5 million in 2006. In 2007, our equity loss represents losses incurred on our investment in Racing World, HRTV, LLC, since its effective date of April 27, 2007 and TrackNet Media, LLC from the date of creation on March 4, 2007. In 2006, our equity loss represented losses incurred in our investment in Racing World, partially offset by equity income earned from our initial 30% equity investment in AmTote until July 26, 2006.

Gain on sale of intangible assets related to The Meadows

        The gain on sale of intangible assets related to The Meadows in 2006 of $126.4 million represents the gain recognized on The Meadows' transaction with Millennium-Oaktree, which was completed on November 14, 2006.

Income tax expense

        We recorded an income tax recovery of $2.6 million on a loss from continuing operations of $110.4 million in 2007, whereas in 2006, we recorded an income tax benefit of $7.1 million on a loss from continuing operations of $86.7 million. The income tax recovery of $2.6 million in 2007 represents the income tax benefit of consolidating AmTote's operations in our consolidated tax position in 2007 as well as the release of valuation allowances on tax losses used in the current year and applied to gains recognized on land sales. The income tax recovery of $7.1 million in 2006 represents the reversal of net future tax liabilities associated with temporary differences related to Magna Racino™'s long-lived assets which were written down, partially offset by income tax expense recognized in certain U.S. operations.

Discontinued operations

        Discontinued operations in 2007 include the operations of Remington Park in Oklahoma, Thistledown in Ohio, Portland Meadows in Oregon and Great Lakes Downs in Michigan. In addition to Remington Park, Thistledown, Portland Meadows and Great Lakes Downs, discontinued operations in 2006 also includes the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006 and the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. The following table presents the results of operations from discontinued operations for 2007 and 2006:

	Years ended December 31,
	2007	2006
Revenues	$122,200	$142,534
Costs and expenses	120,873	133,303

	1,327	9,231
Predevelopment, pre-opening and other costs	447	3,557
Depreciation and amortization	3,976	7,069
Interest expense, net	2,794	4,984
Impairment loss recorded on disposition(i)	—	1,202

Loss before gain on disposition	(5,890)	(7,581)
Gain on disposition(ii)	—	1,495

Loss before income taxes	(5,890)	(6,086)
Income tax expense	—	1,653

Loss from discontinued operations	$(5,890)	$(7,739)

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

Year Ended December 31, 2006 Compared to December 31, 2005

Racing and gaming operations

        In 2006, we operated our continuing operations racetracks for five fewer live race days compared to the prior year primarily due to a change in the racing calendar at the Maryland Jockey Club and planned reductions in live race days at Magna Racino™, partially offset by an increase in awarded live race days at Golden Gate Fields.

        In 2006, revenues from our racing and gaming operations increased $47.2 million or 9.0% to $569.3 million, compared to $522.0 million in 2005, primarily due to:

  •
  PariMax revenues above the prior year by $17.3 million or 50.7% as a result of the acquisition of the remaining 70% equity interest in AmTote in July 2006, the operations of which are now being consolidated into the PariMax operations, whereas previously our 30% equity interest was accounted for on an equity basis and increased wagering activity through MagnaBet™.

  •
  Florida revenues above the prior year by $16.4 million or 22.0% due to the opening of the slots facility on November 16, 2006 as well as increased racing revenues due to the opening of the new clubhouse facility at Gulfstream Park. The Gulfstream Park slots facility generated $9.0 million of gaming revenues in 2006. The live race meet conducted in the first half of 2005 operated out of temporary facilities which affected 2005 revenues despite best efforts to minimize the disruption's negative impact.

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
  •
  Maryland operations above the prior year by $5.2 million or 4.6% due to increased food and beverage revenues from Maryland Turf Caterers, the food and beverage operations at Laurel Park and Pimlico, which was acquired in September 2005. These operations are now being consolidated into the Maryland operations, whereas previously the operations were accounted for on an equity basis. The increase is also attributable to increased wagering on Laurel Park racing content as a result of the new turf course at Laurel Park, which has resulted in increased field sizes and handle. Average daily export handle on Laurel Park racing content was up significantly in 2006 compared to 2005, evidencing higher quality racing that has generated increased wagering activity.

  •
  Northern U.S. operations above the prior year by $1.0 million or 2.6% due primarily to two additional live race days at The Meadows in 2006 compared to 2005.

  •
  Southern U.S. operations below the prior year by $4.5 million or 7.0% due to decreased handle and revenues at Lone Star Park due to three fewer live race days in 2006 compared to 2005 and increased competition from racetracks in surrounding states and internet wagering operations.

        Pari-mutuel purses, awards and other increased $9.5 million or 3.6% to $276.2 million in 2006, from $266.7 million in 2005, primarily due to increased wagering at Santa Anita Park, Golden Gate Fields and Gulfstream Park for reasons noted above. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other remained relatively consistent at 62.4% in 2006 and 62.3% in 2005.

        Gaming purses, taxes and other increased $6.1 million to $6.1 million in 2006 as Gulfstream Park's casino facility opened in mid November 2006.

        Operating costs in our racing and gaming operations increased $20.0 million to $237.6 million in 2006, from $217.6 million in 2005, primarily due to:

  •
  an increase of $10.0 million in our PariMax operations primarily as a result of the consolidation of AmTote as noted previously;

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

        As a percentage of total racing and gaming revenues, operating costs remained consistent at 41.7% in both 2006 and 2005.

        General and administrative expenses in our racing and gaming operations increased $9.5 million to $67.0 million in 2006, from $57.5 million in 2005. The increase is primarily attributable to increased costs at our Corporate office as a result of $2.7 million in severance for three senior executives at our Corporate office, which includes $0.7 million of stock-based compensation and an additional $0.7 million of costs relating to stock-based compensation for other executives and employees. With the implementation of SFAS 123(R) on January 1, 2006, we are now required to expense stock-based compensation, whereas historically, we have provided only pro-forma disclosure of stock-based compensation expense. General and administrative expenses also increased in our PariMax operations with the consolidation of AmTote as previously noted.

        As a percentage of total racing and gaming revenues, general and administrative expenses increased from 11.0% in 2005 to 11.8% in 2006 primarily due to additional costs at our Corporate office for severance and stock option arrangements and at AmTote.

Real estate and other operations

        Revenues from real estate and other operations increased $0.3 million from $4.6 million in 2005 to $4.9 million in 2006. The increase in revenues is attributable to increased housing unit sales at our European residential housing development in 2006 compared to the prior year. Real estate and other operating costs and general and administrative expenses decreased from $4.9 million in 2005 to $4.0 million in 2006 primarily due to the recognition of a $0.9 million recovery of warranty costs in 2006 from a third party for costs incurred with respect to previously built housing units.

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs increased $1.1 million from $9.5 million in 2005 to $10.6 million in 2006. Predevelopment, pre-opening and other costs incurred in 2006 represent $3.0 million incurred in the expensing of deferred development costs incurred related to the Romulus, Michigan racing license, $2.5 million pursuing alternative gaming opportunities, $1.5 million incurred pursuing certain financing initiatives, $1.5 million of costs relating to development initiatives undertaken to enhance our racing operations and $2.1 million of pre-opening costs incurred in the opening of the Gulfstream Park casino facility. In 2005, the predevelopment, pre-opening and other costs incurred represented costs of $6.1 million pursuing alternative gaming opportunities, $1.0 million of legal costs relating to protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.4 million of costs relating to development initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $5.6 million from $33.4 million in 2005 to $39.0 million in 2006, primarily due to increased depreciation on the clubhouse facility at Gulfstream Park which was substantially completed in the first quarter of 2006.

Interest income and expense

        Our net interest expense increased $25.1 million to $57.8 million in 2006 from $32.6 million in 2005. The higher net interest expense is primarily attributable to borrowings on a bridge loan facility and the Gulfstream Park project financings with MID. Prior to completion of the Gulfstream Park redevelopment, interest on these financings were capitalized to the redevelopment project. In 2006, $2.6 million of interest was capitalized with respect to projects under development, compared to $5.7 million in 2005.

Write-down of long-lived assets

        The write-down of long-lived assets in 2006 of $88.6 million is comprised of a $76.2 million write-down of Magna Racino™'s long-lived assets, a $11.2 million write-down on The Meadows' long-lived assets as a result of the transaction with Millennium-Oaktree and a $1.3 million write-down on our Canadian residential development real estate. We tested Magna Racino™'s long-lived assets for impairment upon completion of its 2007 business plan. We used an expected present value approach of estimated future cash flows, including a probability-weighted approach in considering the likelihood of possible outcomes, and external valuation reports, to determine the fair value of the long-lived assets. Based on this analysis, a non-cash write-down of $76.2 million was required. Subsequent to December 31, 2006, we disposed of all of our interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million). Based on this transaction, which established a fair value for the land, we recognized a non-cash impairment loss of $1.3 million related to this property. There were no write-downs of long-lived assets in 2005.

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

Income tax benefit

        We recorded an income tax benefit of $7.1 million on a loss from continuing operations before income taxes of $86.7 million in 2006, whereas in 2005, we recorded an income tax benefit of $1.2 million on a loss from continuing operations before income taxes of $94.3 million. The income tax benefit in 2006 of $7.1 million represents the reversal of net future tax liabilities associated with temporary differences related to Magna Racino™'s long-lived assets which were written down, partially offset by income tax expense recognized in certain U.S. operations. The income tax benefit in 2005 of $1.2 million represents primarily certain Austrian income tax losses benefited, partially offset by income tax expense recognized by certain U.S. operations.

Discontinued operations

        Discontinued operations in 2006 include the operations of Remington Park in Oklahoma, Thistledown in Ohio, Portland Meadows in Oregon and Great Lakes Downs in Michigan, which are held for sale at December 31, 2006, the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006. In addition to Remington Park, Thistledown, Portland Meadows, Great Lakes Downs, Fontana Golf Club, the Magna Golf Club and the operations of the restaurant and related real estate in the United States, discontinued operations in 2005, also include Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents the results of operations from discontinued operations for 2006 and 2005:

	Years ended December 31,
	2006	2005
Revenues	$142,534	$120,475
Costs and expenses	133,303	113,999

	9,231	6,476
Predevelopment, pre-opening and other costs	3,557	2,388
Depreciation and amortization	7,069	6,574
Interest expense, net	4,984	4,085
Impairment loss recorded on disposition(i)(ii)	1,202	14,961

Loss before gain on disposition	(7,581)	(21,532)
Gain on disposition(iii)(iv)	1,495	9,837

Loss before income taxes	(6,086)	(11,695)
Income tax expense	1,653	492

Loss from discontinued operations	$(7,739)	$(12,187)

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

(iii)
The gain on disposition of $1.5 million represents the gain recognized on the sale of a restaurant and related real estate in the United States on May 26, 2006.

(iv)
The gain on disposition of $9.8 million represents the gain recognized on the disposition of the investment in Maryland-Virginia Racing Circuit, Inc. on September 30, 2005.

Year Ended December 31, 2005 Compared to December 31, 2004

Racing and gaming operations

        In 2005, we operated our continuing operations racetracks for 104 fewer live race days compared to the prior year, primarily due to the expiration of the Bay Meadows lease and fewer live race days at Golden Gate Fields and Gulfstream Park due to reductions in awarded live race days, partially offset by the resumption of the quarter horse meet at Lone Star Park in 2005, which was cancelled in the prior year as the track hosted the Breeders' Cup™ in 2004.

        In 2005, revenues from our racing and gaming operations decreased $69.5 million or 11.7% to $522.0 million, compared to $591.5 million in 2004, primarily due to:

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
  •
  Southern U.S. operations below the prior year by $6.8 million or 9.5% due to reductions in attendance and wagering at Lone Star Park due to increased competition from nearby casinos, decreased horse population as a result of intense competition for horses and higher purse offerings at neighboring tracks;

  •
  Florida revenues below the prior year by $5.5 million or 6.9% due to the disruption of the racing operations as a result of the redevelopment project at Gulfstream Park. The live race meet conducted in the first half of 2005 operated out of temporary facilities and best efforts were made to minimize the negative impact of the disruption;

  •
  Northern U.S. operations below the prior year by $3.0 million or 7.0% due primarily to the expiry of the Multnomah Greyhound Park lease on December 31, 2004;

  •
  Increased revenues in our Maryland operations, where revenues were above the prior year by $8.7 million or 8.5% due to a record setting Preakness® in terms of admissions, handle and wagering and as a result of the new turf course at Laurel Park, which since being available for racing, has resulted in increased field sizes and increased handle;

  •
  Increased revenues in our European operations, where revenues were above the prior year by $2.6 million or 35.9% due to the opening of the Magna Racino™ in the second quarter of 2004; and

  •
  Increased revenues in our PariMax operations, where revenues were above the prior year by $4.3 million or 14.3% due to increased wagering activity through MagnaBet™ and additional advertising revenues generated by HRTV™.

        Pari-mutuel purses, awards and other decreased $26.8 million or 9.1% to $266.7 million in 2005, from $293.4 million in 2004, primarily due to the expiry of the Bay Meadows and Multnomah Greyhound Park leases, fewer live race days at Golden Gate Fields and decreased wagering at Santa Anita Park, Gulfstream Park and Lone Star Park for reasons noted above, partially offset by an increase in pari-mutuel taxes at XpressBet® as a result of a $1.6 million provision for state pari-mutuel taxes for 2003, 2004 and 2005, which was recorded in 2005. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 60.5% in 2004 to 62.3% in 2005, primarily due to lower pari-mutuel wagering revenues and the increase in pari-mutuel taxes at XpressBet® as noted above.

        Operating costs in our racing and gaming operations decreased $26.2 million to $217.6 million in 2005, from $243.8 million in 2004, primarily due to:

  •
  a decrease of $23.3 million in our California operations primarily as a result of the expiry of the Bay Meadows lease;

  •
  a decrease of $4.9 million in our Southern U.S. operations primarily due to reduced marketing costs and other expense reductions at Lone Star Park;

  •
  a decrease of $2.8 million in our Northern U.S. operations primarily due to the expiry of the Multnomah Greyhound Park lease on December 31, 2004;

  •
  a decrease of $1.3 million in our PariMax operations primarily due to cost saving initiatives; partially offset by

  •
  an increase of $3.1 million in our Maryland operations primarily due to a $1.9 million provision for an amount due from the horsemen with respect to their contribution to the costs of simulcasting in 2004 and 2005 as well as increased costs incurred to generate additional revenues at the Preakness®; and

  •
  an increase of $3.2 million in our Florida operations as cost savings and expense reductions were offset by $5.7 million of amortization relating to the temporary facility construction costs at Gulfstream Park, which were amortized over Gulfstream Park's 2005 race meet.

        As a percentage of total racing and gaming revenues, operating costs increased from 41.2% in 2004 to 41.7% in 2005, primarily as a result of the decline in racing revenues.

        General and administrative expenses in our racing and gaming operations decreased $3.8 million to $57.5 million in 2005, from $61.3 million in 2004, primarily due to:

  •
  a decrease of $5.4 million as a result of the expiry of the Bay Meadows lease; offset by

  •
  an increase of $2.3 million in our European operations due to the start-up during 2004 of Magna Racino™ compared to a full year of operations in 2005; and

  •
  increases at several of our facilities as a result of increased health and benefit costs.

        As a percentage of total racing and gaming revenues, general and administrative expenses increased from 10.4% in 2004 to 11.0% in 2005 due primarily to the decline in racing revenues.

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

Predevelopment, pre-opening and other costs

        Predevelopment, pre-opening and other costs decreased $8.8 million from $18.3 million in 2004 to $9.5 million in 2005. Predevelopment, pre-opening and other costs incurred in 2005 represented costs of $6.1 million pursuing alternative gaming opportunities, $1.0 million of legal costs relating to protection of our distribution rights, $0.6 million on the write-off of information technology costs which were determined to have no future benefit, $0.4 million of costs relating to the Laurel Park redevelopment and $1.4 million of costs relating to development initiatives undertaken to enhance our racing operations. In 2004, the predevelopment, pre-opening and other costs incurred represented costs of $11.3 million pursuing alternative gaming opportunities, $2.7 million on the development of a simplified wagering machine, $1.3 million of costs relating to the Laurel Park redevelopment and $3.0 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.2 million from $31.3 million in 2004 to $33.4 million in 2005, primarily due to increased depreciation in our European operations primarily at the Magna Racino™, which commenced operations and depreciation of fixed assets on April 4, 2004 and increased depreciation at certain of our facilities on recent fixed asset additions.

Interest income and expense

        Our net interest expense in 2005 increased $10.7 million to $32.6 million from $21.9 million in 2004. The higher net interest expense is primarily attributable to increased borrowings on our senior secured revolving credit facility and on a bridge loan facility with MID. In 2005, $5.7 million of interest was capitalized with respect to projects under development, compared to $4.0 million in 2004.

Write-down of long-lived assets

        During 2004, we commenced a major redevelopment of the Gulfstream Park racetrack and the racing surfaces at Laurel Park. As a result, we recognized a non-cash write-down of $26.3 million related to Gulfstream Park's long-lived assets and $0.4 million related to Laurel Park's long-lived assets in connection with these redevelopments.

Income tax benefit

        We recorded an income tax benefit of $1.2 million on a loss from continuing operations before income taxes of $94.3 million in 2005, whereas in 2004, we recorded an income tax benefit of $4.9 million on a loss from continuing operations before income taxes of $96.9 million. The income tax benefit in 2005 of $1.2 million represents primarily certain Austrian income tax losses benefited, partially offset by income tax expense recognized by certain U.S. operations. The income tax benefit in 2004 of $4.9 million represents a reduction in enacted income tax rates in Austria, which resulted in a revaluation of our European net future tax liabilities, partially offset by income tax expense recognized by certain U.S. operations.

Discontinued operations

        Discontinued operations in 2005 and 2004 include the operations of Remington Park in Oklahoma, Thistledown in Ohio, Portland Meadows in Oregon and Great Lakes Downs in Michigan, which are held for sale at December 31, 2005, the Fontana Golf Club, the sale of which was completed on November 1, 2006, the Magna Golf Club, the sale of which was completed on August 25, 2006, the operations of a restaurant and related real estate in the United States, the sale of which was completed on May 26, 2006, Flamboro Downs, the sale of which was completed on October 19, 2005, and the Maryland-Virginia Racing Circuit, Inc., the sale of which was completed on September 30, 2005. The following table presents the results of operations from discontinued operations for 2005 and 2004:

	Years ended December 31,
	2005	2004
Revenues	$120,475	$119,125
Costs and expenses	113,999	108,942

	6,476	10,183
Predevelopment, pre-opening and other costs	2,388	2,237
Depreciation and amortization	6,574	6,237
Interest expense, net	4,085	2,164
Impairment loss recorded on disposition(i)	14,961	—

Loss before gain on disposition	(21,532)	(455)
Gain on disposition(ii)	9,837	—

Loss before income taxes	(11,695)	(455)
Income tax expense	492	3,270

Loss from discontinued operations	$(12,187)	$(3,725)

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

Liquidity and Capital Resources

        At December 31, 2007, we had a working capital deficiency of $162.2 million and had $209.4 million of debt that matures in 2008. Also, we continue to experience operational losses. Accordingly, unless we are able to generate increased cash flows through improvements in the operation of our business, assets sales or strategic transactions as contemplated by our Plan or otherwise and/or renewal, extension or replacement of our current financing arrangements, none of which are assured, we may not be able to generate cash flows that are adequate to sustain the operations of the business and pay our secured and unsecured creditors when due.

Cash Flows

Year Ended December 31, 2007

Operating activities

        Cash used in operations before changes in non-cash working capital balances decreased $0.8 million from $69.1 million in 2006 to $68.2 million in 2007, due to an increase in items not involving current cash flows, partially offset by an increase in loss from continuing operations. In 2007, cash provided from non-cash working capital balances was $6.4 million compared to cash provided from non-cash working capital balances of $5.2 million in 2006. Cash provided from non-cash working capital balances of $6.4 million in 2007 is primarily due to an increase in income taxes payable and other accrued liabilities, partially offset by an increase in accounts receivable at December 31, 2007 compared to the respective balances at December 31, 2006.

Investing activities

        Cash provided from investing activities in 2007 was $16.6 million, including $95.7 million of proceeds received on the disposal of real estate properties and fixed assets, partially offset by $74.4 million of expenditures on real estate property and fixed assets and $4.7 million of expenditures on other asset additions. Expenditures on real estate property and fixed asset additions in 2007 of $74.4 million consisted of $19.9 million on the Gulfstream Park casino facilities, $20.7 million on the installation of synthetic racing surfaces at Santa Anita Park and Golden Gate Fields, $8.2 million on maintenance capital improvements, $7.2 million on the Gulfstream Park redevelopment, $10.8 million on equipment and terminals at AmTote primarily related to new totalisator service contracts and $7.6 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

        Cash provided from financing activities was $41.9 million in 2007 arising from proceeds from bank indebtedness of $73.8 million, proceeds from indebtedness and long-term debt with our parent company of $52.4 million, proceeds of other long-term debt of $13.8 million and issuance of share capital of $19.6 million, partially offset by repayment of other long-term debt of $73.6 million, repayment of bank indebtedness of $41.1 million and repayment of long-term debt with our parent company of $3.0 million. The proceeds from indebtedness and long-term debt with our parent company of $52.4 million consists of $33.8 million on the bridge loan, $5.4 million on the second tranche of the Gulfstream Park project financing arrangement and $13.2 million on the third tranche of the Gulfstream Park project financing arrangement.

Year Ended December 31, 2006

Operating activities

        Cash used in operations before changes in non-cash working capital increased $6.2 million from a use of cash of $62.9 million in 2005 to a use of cash of $69.1 million in 2006, due primarily to a decrease in items not involving current cash flows, partially offset by an improvement in net loss from continuing operations. In 2006 and 2005, cash provided from non-cash working capital balances was consistent at $5.2 million.

Investing activities

        Cash provided from investing activities in 2006 was $96.6 million, and included $171.8 million of net proceeds on The Meadows transaction and $14.5 million of net proceeds received on the disposal of real estate properties, fixed and other assets, partially offset by expenditures of $80.4 million on real estate property and fixed assets and $9.3 million on the acquisition of AmTote. Expenditures on real estate property and fixed asset additions in 2006 of $80.4 million consisted of $43.5 million on the Gulfstream Park redevelopment, $15.8 million on the Gulfstream Park gaming facility, $6.4 million on maintenance capital improvements and $14.7 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash used in financing activities was $58.5 million in 2006, and included repayment of indebtedness and long-term debt with parent of $111.8 million, repayment of bank indebtedness of $39.9 million and repayment of long-term debt of $15.8 million, partially offset by proceeds of $77.3 million from advances and long-term debt with our parent company, proceeds on bank indebtedness of $19.1 million and the issuance of long-term debt of $12.6 million. The proceeds from indebtedness and long-term debt with our parent company of $77.3 million consists of $34.6 million on the bridge loan, $24.6 million on the first tranche of the Gulfstream Park project financing arrangement and $18.1 million on the second tranche of the Gulfstream Park project financing arrangement.

Year Ended December 31, 2005

Operating activities

        Cash used in operations before changes in non-cash working capital increased $14.2 million to a use of cash of $62.9 million in 2005 from a use of cash of $48.8 million in 2004, primarily due to a decrease in items adjusting net loss to net cash. In 2005, cash provided from non-cash working capital balances was $5.2 million, compared to cash provided from non-cash working capital balances of $0.6 million in 2004. Cash provided from non-cash working capital balances of $5.2 million in 2005 is primarily due to a net increase in accounts payable, other accrued liabilities and amounts due from parent, partially offset by a decrease in accounts receivable and income taxes receivable at December 31, 2005 compared to the respective balances at December 31, 2004.

Investing activities

        Cash used for investing activities in 2005 was $118.6 million, including expenditures of $123.0 million on real estate property and fixed asset additions and $1.4 million on other asset additions, partially offset by $5.8 million of net proceeds received on the disposal of real estate properties and fixed assets. Expenditures on real estate property and fixed asset additions in 2005 of $123.0 million consisted of $91.0 million on the Gulfstream Park redevelopment, $11.0 million at The Maryland Jockey Club, $7.8 million on maintenance capital improvements and $13.2 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and technology operations.

Financing activities

        Cash provided from financing activities was $124.2 million in 2005 arising from indebtedness and long-term debt from our parent company of $136.8 million, net advances on our bank indebtedness of $2.8 million and an issuance of long-term debt of $0.2 million, partially offset by repayment of long-term debt of $15.6 million. The proceeds from indebtedness and long-term debt with our parent company of $136.8 million consists of $70.6 million on the bridge loan and $66.2 million on the first tranche of the Gulfstream Park project financing arrangement. The issuance of debt of $0.2 million represents an equipment loan at The Maryland Jockey Club. The net advances of $2.8 million on our bank indebtedness relates to a $3.0 million bank term line of credit at one of our European subsidiaries.

Working Capital, Cash and Other Resources

        Our net working capital deficiency was $162.2 million at December 31, 2007, compared to $94.2 million at December 31, 2006. The increase in working capital deficiency at December 31, 2007 compared to the same date in 2006, is primarily due to the amendment to our Gulfstream Park project financing arrangement which requires us to repay $100.0 million to MID by May 31, 2008, as well as borrowings on the Bridge Loan. At December 31, 2007, we had cash and cash equivalents of $34.3 million, bank indebtedness of $39.2 million and total shareholders' equity of $362.7 million.

Bank indebtedness

        We have a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on January 31, 2008, but on January 31, 2008 was amended and extended to February 29, 2008 and on February 28, 2008 was further extended to March 31, 2008. The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At December 31, 2007, we had borrowings of $34.9 million under the credit facility and had issued letters of credit totaling $4.3 million, such that $0.8 million of the loan facility was unused and available.

        One of our wholly-owned subsidiaries, The Santa Anita Companies, Inc. ("SAC"), has a $7.5 million revolving loan agreement under its existing credit facility with a U.S. financial institution. While the maturity date is October 31, 2012, there is a requirement for the facility to be fully repaid for a period of 60 consecutive days during each year. The revolving loan agreement is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. Loans under the agreement bear interest at the U.S. Prime rate. At December 31, 2007, we had borrowings of $3.5 million under the revolving loan agreement.

        One of our wholly-owned subsidiaries, AmTote, has a $3.0 million revolving credit facility with a U.S. financial institution, which matures on May 1, 2008, and is secured by a first charge on the assets and a pledge of stock of AmTote. Loans under the facility are available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.75%. At December 31, 2007, we had borrowed $0.8 million under the revolving credit facility, such that $2.2 million of the facility was unused and available.

Long-term and related party debt

Bridge Loan

        On September 12, 2007, we entered into the Bridge Loan pursuant to which up to $80.0 million of financing will be made available, subject to certain conditions. The Bridge Loan matures on May 31, 2008, is non-revolving and bears interest at a rate of LIBOR plus 11.0% per annum. On February 29, 2008, as we had not entered into agreements acceptable to MID for asset sales that would yield aggregate net proceeds sufficient to repay the entire outstanding loan amount, the interest rate increased by an additional 1.0% per annum. An arrangement fee of $2.4 million was paid to MID on closing and there is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $80.0 million maximum loan commitment. In addition, on February 29, 2008, there was an additional arrangement fee equal to 1.0% of the maximum principal amount then available under this facility.

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

        During 2007, we received loan advances of $38.0 million, incurred interest expense and commitment fees of $1.2 million, and repaid interest and commitment fees of $0.8 million, such that at December 31, 2007, $38.4 million was outstanding under the Bridge Loan, including $0.2 million of accrued interest and commitment fees payable. During 2007, we incurred $4.2 million of loan origination costs and amortized $1.8 million of loan origination costs, such that at December 31, 2007, $2.5 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        Pursuant to the terms of the Bridge Loan, advances after January 15, 2008 are subject to MID being satisfied that our $40.0 million senior secured revolving credit facility will be further extended to at least April 30, 2008 or that satisfactory refinancing of that facility has been arranged. As our senior secured revolving credit facility was extended to March 31, 2008, MID has waived this condition for advances between January 15, 2008 and March 31, 2008.

Gulfstream Park and Remington Park Project Financings

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center ("Palm Meadows") and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. During 2007, we received no loan advances, incurred interest expense of $13.7 million, repaid interest of $12.5 million and repaid outstanding principal of $2.5 million, such that at December 31, 2007, $133.5 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. At December 31, 2007, net loan origination expenses of $3.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments. During 2007, we received loan advances of $5.5 million, incurred interest expense of $2.4 million, repaid accrued interest of $2.2 million, and repaid outstanding principal of $0.4 million, such that at December 31, 2007, $24.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. At December 31, 2007, net loan origination expenses of $0.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to us. During 2007, we received loan advances of $13.8 million, incurred interest expense of $1.0 million, repaid accrued interest of $0.7 million, and repaid outstanding principal of $0.2 million, such that at December 31, 2007, $13.9 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. At December 31, 2007, net loan origination expenses of $0.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On September 12, 2007, certain amendments were made to the Gulfstream Park and Remington Park project financings. In return for the lender agreeing to waive any applicable make-whole payments for repayments made under either of the project financings prior to May 31, 2008, the required amendments provide, among other things, that under the Gulfstream Park project financing arrangement: (i) Gulfstream Park's obligations are now guaranteed by MEC; and (ii) $100.0 million of indebtedness under the Gulfstream Park project financings must be repaid by May 31, 2008.

        A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the Gulfstream Park lands and a charge over Palm Meadows and contains cross-guarantee, cross-default and cross-collateralization provisions. During 2007, we received no loan advances, incurred interest expense of $3.1 million, repaid accrued interest of $2.8 million and repaid outstanding principal of $4.2 million, respectively, such that at December 31, 2007, $27.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. At December 31, 2007, net loan origination expenses of $1.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        At December 31, 2007, $4.5 million of the funds we placed into escrow with MID remain in escrow, which is included in "due from parent" on the consolidated balance sheets.

SAC Secured Term Loan Facility

        One of our subsidiaries, SAC, has a secured term loan facility that was scheduled to mature on October 8, 2007, but on October 2, 2007, was amended and extended. The principal amendments to the term loan agreement included increasing the amount available under the facility from $60.0 million to $67.5 million, reducing the monthly principal repayments to $0.4 million, extending the maturity date until October 31, 2012 and modifying certain financial covenants. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. On March 1, 2007, April 27, 2007 and July 26, 2007, we entered into interest rate swap contracts, each with an effective date of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract on the outstanding balance under the SAC term loan facility. Additionally, on October 4, 2007, we entered into an interest rate swap contract, with an effective date of October 8, 2009, which fixes the rate of interest at 7.15% per annum to October 31, 2012 on a notional amount of $23.4 million of the outstanding balance under the SAC term loan facility. The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our senior secured revolving credit facility. At December 31, 2007, $66.4 million was outstanding under this fully drawn facility.

8.55% Convertible Subordinated Notes

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010. The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 1, 2008. At December 31, 2007, all of the notes remained outstanding.

7.25% Convertible Subordinated Notes

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009. The notes were redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 14, 2007. At December 31, 2007, all of the notes remained outstanding.

Other Term Loan Facilities

        One of our European subsidiaries has a Euros 15.0 million term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2.0% per annum. At December 31, 2007, Euros 15.0 million (U.S. $22.1 million) was outstanding under this fully drawn facility, and is repayable in two installments of Euros 7.5 million each due on February 29, 2008 and December 31, 2008, respectively. In February 2008, the due date for the first installment was extended to March 15, 2008 and on March 12, 2008, the due date for the first installment was further extended to March 31, 2008.

        Two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.7% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At December 31, 2007, $6.3 million and $3.1 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively. Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.

        One of our subsidiaries, Pimlico Racing Association, Inc., has a revolving term loan facility that permits the prepayment of outstanding principal without penalty. This facility matures on December 1, 2013, bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum and is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At December 31, 2007, there are no borrowings on this facility as the subsidiary has made prepayments of $8.1 million. Accordingly, the subsidiary is permitted to re-borrow up to this amount.

        On July 24, 2007, one of our European subsidiaries amended and extended its Euros 3.9 million bank term loan facility by increasing the amount available under the bank term loan facility of up to Euros 4.0 million, bearing interest at the Euro Overnight Index Average rate ("EONIA") plus 3.0% per annum (previously EONIA plus 1.1% per annum), and extending the term to July 31, 2008. A European subsidiary has provided two first mortgages on real estate properties as security for this term loan. At December 31, 2007, Euros 2.4 million (U.S. $3.6 million) was outstanding under the fully drawn bank term loan facility. In January 2008, we agreed to reduce the amount available under the bank term loan facility to Euros 3.5 million and increase the interest rate to EONIA plus 3.75% per annum.

        On May 11, 2007, AmTote completed a refinancing of its existing credit facilities with a new lender. The refinancing included a $3.0 million revolving credit facility to finance working capital requirements, a $4.2 million term loan for the repayment of AmTote's debt outstanding under its existing term loan facilities and an equipment term loan of up to $10.0 million to finance up to 80% of eligible capital costs related to tote service contracts. The term loan facilities bear interest at LIBOR plus 3.0%. Loans under the credit facilities are secured by a first charge on the assets and a pledge of stock of AmTote. The $4.2 million term loan matures on May 11, 2011 and the $10.0 million term loan matures on May 11, 2012. At December 31, 2007, $3.3 million was outstanding under the $4.2 million term loan facility and $2.0 million was outstanding under the equipment term loan facility.

Shelf Registration Statement

        On February 21, 2007, we filed a shelf registration statement on Form S-3 (the "U.S. Registration Statement") with the United States Securities and Exchange Commission (the "SEC") and a preliminary short form base shelf prospectus (the "Canadian Prospectus") with the securities commissions in each of the Provinces in Canada (collectively, the "Canadian Securities Commissions"). As the U.S. Registration Statement has been declared effective by the SEC and the Canadian Prospectus has received a final receipt from the Canadian Securities Commissions, we will be able to offer to sell up to U.S. $500.0 million of our equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings. The terms of any such future offerings would be established at the time of such offering. The U.S. Registration Statement and Canadian Prospectus are intended to give us the flexibility to take advantage of equity financing opportunities when and if deemed appropriate. There is no assurance when and if an equity financing could be completed.

Going Concern

        The consolidated financial statements included with this Report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have incurred net losses of $113.8 million, $87.4 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and had an accumulated deficit of $510.1 million and a working capital deficiency of $162.2 million at December 31, 2007. At December 31, 2007, we had $209.4 million of debt that matures in 2008, including amounts owing under our $40.0 million senior secured revolving credit facility with a Canadian financial institution which is scheduled to mature on March 31, 2008, and the Bridge Loan, which is scheduled to mature on May 31, 2008, and our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by May 31, 2008. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on generating cash flows that are adequate to sustain the operations of our business, renewing or extending current financing arrangements and meeting our obligations with respect to secured and unsecured creditors, none of which is assured. If we are unable to repay our obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions. On September 12, 2007, our Board of Directors approved the Plan which was designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of our racing, gaming and technology operations, and a possible future equity issuance. The success of the Plan is not assured. To address short-term liquidity concerns and provide sufficient time to implement the Plan, we arranged $100.0 million of funding, comprised of: (i) the Fair Enterprise Private Placement; and (ii) the Bridge Loan. Although we continue to implement our Plan, the sale of assets under the Plan is taking longer than originally contemplated. As a result, we will likely need to seek additional funds in the short-term from one or more possible sources. The availability of such additional funds is not assured and, if available, the terms thereof are not determinable at this time. Accordingly, the consolidated financial statements included with this Report do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

        In order to fund operations, implement our strategic plan and capitalize on future growth opportunities, we will be required to seek additional financing and funds from one or more possible sources, which may include MID, through means such as asset sales, project financings for racing and/or alternative gaming developments, investments by partners in certain of our racetracks and other business operations and debt or equity offerings through public or private sources. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to continue as a going concern, add alternative gaming to our racetracks where and when permitted or improve and expand our operations as planned may be adversely affected.

Contractual Obligations and Commitments

        Our commitments to make future payments consist primarily of repayments of long-term debt including capital lease obligations, amounts due to our parent, obligations under operating and facility leases, construction commitments and other long-term liabilities. Our contractual obligations and commitments at December 31, 2007 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ thousands)
Long-term debt	32,600	13,799	57,718	3,048	107,165
Capital lease obligations(i)	1,452	2,904	3,049	25,463	32,868
Amounts due to Parent	137,400	2,238	2,746	88,266	230,650
Convertible subordinated notes	—	225,000	—	—	225,000
Operating leases(ii)	2,182	3,497	1,056	—	6,735
Facility leases(iii)	2,311	3,491	2,280	24,328	32,410
Construction and development project commitments	4,157	—	—	—	4,157
Joint venture funding(iv)	2,480	2,548	—	—	5,028
Other liabilities(v)	469	—	—	—	469

	183,051	253,477	66,849	141,105	644,482

(i)
The racetrack and associated land under capital lease at Lone Star Park at Grand Prairie is included in the Grand Prairie Metropolitan Utility and Reclamation District ("GPMURD"). Lone Star Park entered into an agreement with GPMURD whereby it is required to make certain payments to GPMURD in lieu of property taxes. Such payments include amounts necessary to cover GPMURD operating expenses and debt service for certain bonds issued by GPMURD to fund improvements on the land up to the debt service requirements. Lone Star Park incurred $1.7 million in regards to this arrangement in 2007. The capital lease has an imputed interest rate of 8.5%, matures on April 1, 2027 and is secured by the buildings and improvements at Lone Star Park.

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

(iv)
Joint venture funding represents our obligations with respect to funding the HRTV, LLC joint venture to October 1, 2009.

(v)
Other liabilities includes our expected 2008 pension and postretirement benefit contributions. Required pension and postretirement benefit contributions for years beyond 2008 depend on certain factors that cannot be reasonably determined at this time.

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

        Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the U.S. Prime rate, LIBOR and EURIBOR. Based on interest rates at December 31, 2007 and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our credit facilities and other variable rate borrowings would not materially affect our annual future earnings and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

        In order to mitigate a portion of the interest rate risk associated with the SAC term loan facility, we have entered into the four interest rate swap contracts described under "Long-term and related party debt".

Accounting Change

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. Effective January 1, 2007, we adopted the provisions of FIN 48 on a retroactive basis, which did not result in any charge to accumulated deficit as a cumulative effect of an accounting change or adjustment to the liability for unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on our results of operations or financial position. It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We did not recognize any interest and penalties as provision for income taxes in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2007 as the maximum interest and penalty period have elapsed.

        As of December 31, 2007, we had $4.0 million of unrecognized income tax benefits and $0.3 million of related accrued interest and penalties (net of any tax effect) and $0.3 million of foreign exchange, $2.6 million of which could ultimately reduce our effective tax rate. We are currently under audit in Austria. Although it is not possible to accurately predict the timing of the conclusion of the audit, we anticipate that the Austrian audit relating to the years 2002 through 2005 will be completed before the end of 2008. Given the stage of completion of the audit, we are unable to estimate the range of any possible changes to unrecognized income tax benefits the audit may cause over the next year. In addition, we do not anticipate any other significant changes to unrecognized income tax benefits over the next year.

        As of January 1, 2008, the following tax years remained subject to examination by the major tax jurisdictions:

Major Jurisdictions	Open Years
Austria	2002 through 2007
Canada	2001 through 2007
United States	2003 through 2007

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

Forward-looking Statements

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including Section 27A of the United States Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act") and forward-looking information as defined in the Securities Act (Ontario) (collectively referred to as forward-looking statements). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario) and include, among others, statements regarding: the current status and the potential impact of the Plan on our debt reduction efforts, as to which there can be no assurance of success; expectations as to our ability to complete asset sales at the appropriate prices and in a timely manner; the impact of the Bridge Loan; expectations as to our ability to comply with the Bridge Loan and other credit facilities; strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operations; expectations as to revenues, costs and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new racetracks or other developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management's good faith assumptions and analyses made in light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, that could cause actual events or results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but may not be limited to, material adverse changes in: general economic conditions; the popularity of racing and other gaming activities as recreational activities; the regulatory environment affecting the horse racing and gaming industries; our ability to obtain or maintain government and other regulatory approvals necessary or desirable to proceed with proposed real estate developments; increased regulation affecting certain of our non-racetrack operations, such as broadcasting ventures; and our ability to develop, execute or finance our strategies and plans within expected timelines or budgets. In drawing conclusions set out in our forward-looking statements above, we have assumed, among other things, that we will be able to successfully implement our Plan and comply with the terms of and/or obtain waivers or other concessions from our lenders and refinance or repay on maturity our existing financing arrangements (including our Bridge Loan and our senior secured revolving credit facility with a Canadian financial institution), and there will not be any material adverse changes in: general economic conditions; the popularity of horse racing and other gaming activities; weather and other environmental conditions at our facilities; the regulatory environment; and our ability to develop, execute or finance our strategies and plans as anticipated.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is contained in this Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Disclosures about Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Magna Entertainment Corp.

        We have audited the accompanying consolidated balance sheets of Magna Entertainment Corp. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audit also includes the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Magna Entertainment Corp. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed our opinion that Magna Entertainment Corp. has maintained effective internal control over financial reporting as of December 31, 2007.

        As discussed in Note 3 to these consolidated financial statements, the Company changed its accounting policy in regard to the accounting for income taxes for the year ended December 31, 2007.

Toronto, Canada March 12, 2008	/s/ ERNST & YOUNG LLP Ernst & Young LLP Chartered Accountants Licensed Public Accountants

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share figures)

		Years ended December 31,
	Note	2007	2006	2005
			(restated — note 7)	(restated — note 7)
Revenues	21
Racing and gaming
Pari-mutuel wagering		$432,280	$442,831	$428,169
Gaming		41,117	9,043	—
Non-wagering		143,843	117,378	93,851

		617,240	569,252	522,020

Real estate and other
Sale of real estate		270	—	—
Other		8,205	4,946	4,643

		8,475	4,946	4,643

		625,715	574,198	526,663

Costs, expenses and other income
Racing and gaming
Pari-mutuel purses, awards and other		259,916	276,160	266,661
Gaming purses, taxes and other		28,324	6,059	—
Operating costs		273,011	237,586	217,585
General and administrative		68,816	67,004	57,479
Real estate and other
Cost of real estate sold		270	—	—
Operating costs		4,918	3,839	4,831
General and administrative		713	191	36
Predevelopment, pre-opening and other costs		2,866	10,602	9,494
Depreciation and amortization		42,297	38,989	33,431
Interest expense, net	14, 22	50,621	57,758	32,613
Write-down of long-lived assets	8	1,308	88,627	—
Equity loss (income)		3,098	493	(1,122)
Gain on sale of intangible assets related to The Meadows	5	—	(126,374)	—

		736,158	660,934	621,008

Loss from continuing operations before income taxes		(110,443)	(86,736)	(94,345)
Income tax benefit	12	(2,574)	(7,124)	(1,239)

Loss from continuing operations		(107,869)	(79,612)	(93,106)
Loss from discontinued operations	7	(5,890)	(7,739)	(12,187)

Net loss		(113,759)	(87,351)	(105,293)
Other comprehensive income (loss)
Foreign currency translation adjustment	19	5,245	3,104	(14,971)
Change in fair value of interest rate swap	20	(1,052)	(88)	415
Change in net unrecognized pension actuarial gains	24	585	—	—

Comprehensive loss		$(108,981)	$(84,335)	$(119,849)

Loss per share for Class A Subordinate
Voting Stock and Class B Stock
Basic and Diluted
Continuing operations	18	$(0.99)	$(0.74)	$(0.87)
Discontinued operations	18	(0.05)	(0.07)	(0.11)

Loss per share		$(1.04)	$(0.81)	$(0.98)

Average number of shares of Class A Subordinate
Voting Stock or Class B Stock outstanding during the year (in thousands):
Basic and Diluted	18	109,219	107,461	107,356

See accompanying notes

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

		Years ended December 31,
	Note	2007	2006	2005
			(restated — note 7)	(restated — note 7)
Cash provided from (used for):
OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net loss from continuing operations		$(107,869)	$(79,612)	$(93,106)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization		42,297	38,989	33,431
Future income taxes	12	(5,680)	(11,980)	(2,232)
Amortization of loan origination costs		2,817	6,104	1,541
Amortization of convertible subordinated notes issue costs	15	1,090	1,090	1,090
Amortization of financing obligation and other long-term liabilities		(2,072)	—	—
Deferred interest expense	22	75	12,167	—
Write-down of long-lived assets	8	1,308	88,627	—
Write-down of development costs	22	—	3,048	—
Equity loss (income)		3,098	493	(1,122)
Gain on sale of intangible assets related to The Meadows	5	—	(126,374)	—
Gain on disposal of real estate properties		—	(1,181)	—
Gain on disposal of fixed assets		(4,673)	(2,828)	(2,612)
Stock-based compensation expense	3, 17	621	1,410	—
Issuance of Class A Subordinate Voting Stock under the Long-term Incentive Plan	16	767	982	102

		(68,221)	(69,065)	(62,908)

Changes in non-cash working capital balances:
Restricted cash		797	(8,293)	(840)
Accounts receivable		(2,659)	6,799	10,272
Due from parent		4,027	7,020	(13,668)
Income taxes payable/receivable		2,921	923	2,372
Inventories		(302)	394	(331)
Prepaid expenses and other		(1,519)	(2,007)	(2)
Accounts payable		(3,789)	6,084	(23,452)
Accrued salaries and wages		616	620	(2,408)
Customer deposits		44	(18)	(356)
Other accrued liabilities		6,135	(5,276)	33,437
Deferred revenue		128	(1,023)	218

		6,399	5,223	5,242

		(61,822)	(63,842)	(57,666)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Acquisition of business, net of cash acquired	4	—	(9,347)	—
Proceeds on The Meadows transaction	5	—	171,777	—
Real estate property additions		(61,217)	(75,474)	(117,241)
Fixed asset additions		(13,165)	(4,948)	(5,730)
Other asset disposals (additions)		(4,690)	2,539	(1,439)
Proceeds on real estate sold to related parties	22	88,031	5,578	1,400
Proceeds on disposal of real estate properties		—	2,100	—
Proceeds on disposal of fixed assets		7,681	4,328	4,403

		16,640	96,553	(118,607)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from bank indebtedness	13	73,831	19,144	3,260
Proceeds from indebtedness and long-term debt with parent	22	52,362	77,294	136,787
Proceeds from long-term debt		13,819	12,582	209
Repayment of bank indebtedness	13	(41,132)	(39,929)	(500)
Repayment of indebtedness and long-term debt with parent	22	(3,026)	(111,800)	—
Repayment of long-term debt		(73,578)	(15,800)	(15,577)
Issuance of share capital	16	19,581	—	—

		41,857	(58,509)	124,179

Effect of exchange rate changes on cash and cash equivalents		170	(104)	1,141

Net cash flows used for continuing operations		(3,155)	(25,902)	(50,953)

Cash provided from (used for) discontinued operations:
Operating activities of discontinued operations		(3,062)	3,572	(8,434)
Investing activities of discontinued operations		(4,417)	54,963	9,056
Financing activities of discontinued operations		(4,264)	(25,224)	40,572

Net cash flows provided from (used for) discontinued operations		(11,743)	33,311	41,194

Net increase (decrease) in cash and cash equivalents during the year		(14,898)	7,409	(9,759)
Cash and cash equivalents, beginning of year		58,291	50,882	60,641

Cash and cash equivalents, end of year		43,393	58,291	50,882
Less: cash and cash equivalents, end of year of discontinued operations		(9,078)	(10,636)	(9,398)

Cash and cash equivalents, end of year of continuing operations		$34,315	$47,655	$41,484

See accompanying notes

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Refer to Note 1 — Going Concern)
(U.S. dollars and share amounts in thousands)

		December 31,
	Note	2007	2006
			(restated — notes 6 & 7)
ASSETS
Current assets:
Cash and cash equivalents		$34,315	$47,655
Restricted cash		28,264	29,061
Accounts receivable		35,335	32,010
Due from parent	22	4,463	6,648
Income taxes receivable		—	580
Inventories		6,450	6,117
Prepaid expenses and other		9,991	8,593
Assets held for sale	6	35,658	—
Discontinued operations	7	71,970	20,266

		226,446	150,930

Real estate properties, net	9	751,492	771,783
Fixed assets, net	10	90,672	80,733
Racing licenses		109,868	109,868
Other assets, net	11	10,996	4,590
Future tax assets	12	53,168	42,388
Assets held for sale	6	—	36,063

Discontinued operations	7	—	50,530

		$1,242,642	$1,246,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	13	$39,214	$6,515
Accounts payable		65,533	69,302
Accrued salaries and wages		8,347	7,674
Customer deposits		2,575	2,531
Other accrued liabilities		52,387	50,635
Income taxes payable		1,948	—
Long-term debt due within one year	14	32,727	85,724
Due to parent	22	137,003	2,823
Deferred revenue		4,339	4,211
Liabilities related to assets held for sale	6	1,047	—
Discontinued operations	7	43,547	15,716

		388,667	245,131

Long-term debt	14	89,680	93,721
Long-term debt due to parent	22	67,107	147,144
Convertible subordinated notes	15	222,527	221,437
Other long-term liabilities	24	18,325	16,776
Future tax liabilities	12	93,623	90,059
Liabilities related to assets held for sale	6	—	1,047
Discontinued operations	7	—	30,952

		879,929	846,267

Commitments and contingencies	22, 23
Shareholders' equity:
Class A Subordinate Voting Stock
(Issued: 2007 — 58,159; 2006 — 49,055)	16	339,435	319,087
Class B Stock
(Convertible into Class A Subordinate Voting Stock)
(Issued: 2007 and 2006 — 58,466)	16	394,094	394,094
Contributed surplus	22	91,825	41,718
Other paid-in-capital	3, 17	2,031	1,410
Accumulated deficit		(510,057)	(396,298)
Accumulated comprehensive income	19, 20, 24	45,385	40,607

		362,713	400,618

		$1,242,642	$1,246,885

See accompanying notes

On behalf of the Board:

Director	Director

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands)

	Note	Class A Subordinate Voting Stock	Class B Stock	Contributed Surplus	Other Paid-in- Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2004		$318,003	$394,094	$17,282	$—	$(203,654)	$52,955
Activity for the year ended December 31, 2005:
Net loss		—	—	—	—	(105,293)	—
Foreign currency translation adjustment	19	—	—	—	—	—	(14,971)
Change in fair value of interest rate swap	20	—	—	—	—	—	415
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan	16	102	—	—	—	—	—
Gain on sale of real estate to a related party, net of tax	22	—	—	661	—	—	—

Balances at December 31, 2005		318,105	394,094	17,943	—	(308,947)	38,399
Activity for the year ended December 31, 2006:
Net loss		—	—	—	—	(87,351)	—
Foreign currency translation adjustment	19	—	—	—	—	—	3,104
Change in fair value of interest rate swap	20	—	—	—	—	—	(88)
Adjustment, net of tax, for change in accounting policy related to Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans	3	—	—	—	—	—	(808)
Adjustment, net of tax, for change in accounting policy related to stock option compensation expense	3, 17	—	—	—	1,410	—	—
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan	16	982	—	—	—	—	—
Gain on sale of real estate to a related party, net of tax	22	—	—	23,775	—	—	—

Balances at December 31, 2006		319,087	394,094	41,718	1,410	(396,298)	40,607
Activity for the year ended December 31, 2007:
Net loss		—	—	—	—	(113,759)	—
Foreign currency translation adjustment	19	—	—	—	—	—	5,245
Change in fair value of interest rate swap	20	—	—	—	—	—	(1,052)
Change in net unrecognized pension actuarial gains	24	—	—	—	—	—	585
Stock option compensation expense	3, 17	—	—	—	621	—	—
Issue of Class A Subordinate Voting Stock under the Long-term Incentive Plan	16	767	—	—	—	—	—
Issue of Class A Subordinate Voting Stock under the Private Placement	16	19,581	—	—	—	—	—
Gain on sale of real estate to a related party, net of tax	22	—	—	50,107	—	—	—

Balances at December 31, 2007		$339,435	$394,094	$91,825	$2,031	$(510,057)	$45,385

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.     GOING CONCERN

  These consolidated financial statements of Magna Entertainment Corp. ("MEC" or the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $113.8 million, $87.4 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and has an accumulated deficit of $510.1 million and a working capital deficiency of $162.2 million at December 31, 2007. At December 31, 2007, the Company had $209.4 million of debt that matures in 2008, including amounts owing under the Company's $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on March 31, 2008 (refer to Note 13(i)), and its bridge loan facility of up to $80.0 million with a subsidiary of MI Developments Inc. ("MID"), the Company's controlling shareholder, which is scheduled to mature on May 31, 2008 (refer to Notes 22 and 25), and the Company's obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by May 31, 2008 (refer to Note 22). Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renewing or extending current financing arrangements and meeting its obligations with respect to secured and unsecured creditors, none of which is assured. If the Company is unable to repay its obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless the Company is able to obtain waivers or extensions. On September 12, 2007, the Company's Board of Directors approved a debt elimination plan designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of the Company's racing, gaming and technology operations, and a possible future equity issuance. The success of the debt elimination plan is not assured. To address short-term liquidity concerns and provide sufficient time to implement the debt elimination plan, the Company arranged $100.0 million of funding, comprised of (i) a $20.0 million private placement of the Company's Class A Subordinate Voting Stock to Fair Enterprise Limited ("Fair Enterprise"), a company that forms part of an estate planning vehicle for the family of Frank Stronach, the Chairman and Interim Chief Executive Officer of the Company; and (ii) a short-term bridge loan facility of up to $80.0 million with a subsidiary of MID. Although the Company continues to implement its debt elimination plan, the sale of assets under the debt elimination plan is taking longer than originally contemplated. As a result, the Company will likely need to seek additional funds in the short-term from one or more possible sources. The availability of such additional funds is not assured and, if available, the terms thereof are not determinable at this time. These consolidated financial statements do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

  The Company owns horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Oregon and Ebreichsdorf, Austria. In addition, the Company operated a racetrack in Michigan until November 2007 and, under a management agreement, operates a racetrack in Pennsylvania that it previously owned. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. The Company currently operates or manages seven thoroughbred racetracks, one standardbred (harness racing) racetrack and two racetracks that run both thoroughbred and quarterhorse meets, as well as the simulcast wagering venues at these tracks. Also, at December 31, 2007, the Company owned Magna Racino™, which ran both thoroughbred and standardbred meets. Three of the racetracks owned or operated by the Company (Gulfstream Park, Remington Park and Magna Racino™), include casino operations with alternative gaming machines. In addition, the Company operates off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong, and a European account wagering service known as MagnaBet™. Under a series of March 2007 agreements with Churchill Downs Incorporated ("CDI"), the Company owns a 50% interest in a joint venture, TrackNet Media Group, LLC ("TrackNet Media"), the content management company formed for distribution of the full breadth of MEC's horse racing content. In addition to making horse racing content available for both MEC and CDI, it also makes such content available for third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media also purchases horse racing content from third parties to be made available through CDI's and MEC's respective outlets. The TrackNet Media arrangement also involves the exchange by MEC and CDI of their respective horse racing signals such that CDI's racing content is available for wagering through MEC-owned tracks and simulcast-wagering facilities and through the Company's advanced deposit wagering platform, XpressBet®, and the Company's racing content is similarly available for wagering through CDI tracks and off-track betting facilities and through CDI-owned advance deposit wagering platforms. A separate joint venture with CDI also involves the ownership by MEC and CDI of equal (50%) shares in HorseRacing TV™ ("HRTV™"), a television network focused on horse racing that the Company initially launched on the Racetrack Television Network ("RTN"). HRTV™ is currently distributed to more than 15 million cable and satellite TV subscribers. RTN, in which the Company has a minority interest, was formed to telecast races from the Company's racetracks and other racetracks to paying subscribers, via private direct to home satellite. The Company also owns AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of the Company's thoroughbred racetracks, the Company owns and operates thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operates an additional thoroughbred training center situated near San Diego, California. The Company also owns and operates production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product. In addition to the Company's racetracks, the Company's real estate portfolio includes a residential development in Austria. The Company is also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess lands surrounding, or adjacent to, certain of its premier racetracks. The Company has announced that pursuant to a plan to eliminate the Company's net debt by December 31, 2008, it is pursuing the sale of certain real estate, racetracks and other assets as well as considering strategic transactions involving its other racing, gaming and technology operations.

  These consolidated financial statements have been prepared in U.S. dollars following generally accepted accounting principles in the United States ("U.S. GAAP").

  Principles of Consolidation

  These consolidated financial statements include the accounts of Magna Entertainment Corp. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Investments in entities in which the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for using the cost method.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash on account, demand deposits and short-term investments with maturities of less than three months at acquisition and exclude restricted cash, which represents segregated cash accounts held by the Company on behalf of others, primarily horse owners.

  Inventories

  Inventories, consisting primarily of totalisator terminal components and food and beverage supplies, are stated at the lower of cost (first-in, first-out) or market.

  Real Estate Properties

  Revenue-Producing Racing and Gaming Real Estate

  Revenue-producing racing and gaming real estate is valued at cost, which includes acquisition and development costs. Development costs include all direct construction costs, capitalized interest and indirect costs wholly attributable to development. Buildings are depreciated on a straight-line basis over periods ranging from 20 to 40 years.

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

  Goodwill

  Goodwill represents the excess of the cost of an acquired enterprise over the net of the fair value amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for impairment on an annual basis or when impairment indicators are present. Goodwill impairment is assessed based on a comparison of the fair value of a reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The fair value of goodwill is determined using the estimated discounted future cash flows of the reporting unit.

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

  Gaming revenues represent the net win earned on slot wagers. Net win is the difference between wagers placed and winning payouts to patrons, and is recorded at the time wagers are made. Gaming purses, taxes and other represent statutory required amounts to be distributed to the state as tax and to the horsemen to supplement purses.

  Non-wagering revenues include totalisator equipment sales and service revenues from AmTote earned in the provision of totalisator services to racetracks, food and beverage sales, program sales, admissions, parking, sponsorship, rental fees and other revenues.

  Revenues derived principally from totalisator equipment sales are recognized upon shipment or acceptance of the equipment by the customer depending on the terms of the underlying contracts. Revenues generated from service contracts in the provision of totalisator services are recognized when earned based on the terms of the service contact. Revenues from food and beverage and program sales are recorded at the time of sale. Revenues from admissions and parking are recorded on a daily basis, except for seasonal amounts which are recorded ratably over the racing season. Revenues from sponsorship and rental fees are recorded ratably over the terms of the respective agreements or when the related event occurs.

  Revenues from the sale of residential development units are recognized when title passes to the purchaser and collection is reasonably assured. Properties which have been sold, but for which these criteria have not been satisfied, are included in development real estate.

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

  Advertising

  Costs incurred for producing advertising associated with horse racing and slot operations are generally expensed when the advertising program commences. Costs incurred with respect to promotions for specific live race days are expensed on the applicable race day.

  Player Slots Rewards

  Slot patrons that register in the player reward program at one of the Company's slot facilities receive a player card which tracks play and rewards points based on levels of slot play. The points can be redeemed for complimentary food and beverage and select merchandise at the respective racetrack. On a daily basis, the Company records a liability in "other accrued liabilities" on the consolidated balance sheets based on the points earned times the expected redemption rate, which is determined using redemption experience, with a corresponding expense in "gaming purses, taxes and other" in the consolidated statements of operations and comprehensive loss. The redemption value is based on the actual average cost of the complimentary food and beverage and select merchandise. At December 31, 2007 and 2006, the player slot liability is $0.5 million and $0.4 million, respectively. Revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers.

  Foreign Currency Translation

  Assets and liabilities of self-sustaining foreign operations are translated using the exchange rate in effect at the year end and revenues and expenses are translated at the average rate during the year. The accumulated exchange gain or loss resulting from translating each foreign subsidiary's financial statements from its functional currency to U.S. dollars is included in accumulated comprehensive income in shareholders' equity. The appropriate amounts of exchange gains or losses included in accumulated comprehensive income are reflected in operations when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

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

  Interest Rate Swaps

  The Company utilizes, on occasion, interest rate swap contracts to hedge exposure to interest rate fluctuations on its variable rate debt. The fair value of the swaps are recorded on the consolidated balance sheets as an asset or liability with the offset recorded in accumulated comprehensive income, net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of income taxes in other comprehensive income (loss). The Company formally assesses, at the swap's inception and on an on-going basis, whether the swap used in the hedging transaction has been highly effective in offsetting changes in the cash flows of the hedged item and whether the swap may be expected to remain highly effective in future periods. When it is determined that the swap is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

  Deferred Financing Costs

  The costs of issuing long-term debt are capitalized and amortized over the term of the related debt.

  Self Insurance

  The Company self-insures for employee medical and dental coverages up to $150 thousand per incident. Self-insurance reserves include known claims and estimates of incurred but not reported claims based upon the Company's claims experience. The Company also maintains stop-loss insurance coverage for medical claims that exceed $150 thousand per incident.

  Use of Estimates

  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, however, actual results could differ from those estimates.

  Comparative Amounts

  Certain of the comparative amounts have been reclassified to reflect discontinued operations and assets held for sale.

  Impact of Recently Issued Accounting Standards

  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157, but has not yet determined the impact on the Company's consolidated financial statements.

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

3.     ACCOUNTING CHANGES

  (a)
  For the year ended December 31, 2007

          Income Taxes

    In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. Effective January 1, 2007, the Company adopted the provisions of FIN 48 on a retroactive basis, which did not result in any charge to accumulated deficit as a cumulative effect of an accounting change or adjustment to the liability for unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on the Company's results of operations or financial position. It is the Company's policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. Refer to Note 12 for additional disclosures related to FIN 48.

  (b)
  For the year ended December 31, 2006

          Employee Defined Benefit and Postretirement Plans

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 required employers to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of a defined benefit postretirement plan as an asset or liability on the consolidated balance sheets with a corresponding adjustment to accumulated comprehensive income, net of tax, measure the fair value of plan assets and benefit obligations as of the balance sheet dates and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

    On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adjustment to accumulated comprehensive income upon adoption represented the net unrecognized actuarial gain or loss determined in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pension ("SFAS 87"), which was previously netted against the plan's funded status pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated comprehensive income upon adoption of SFAS 158.

    The effect of adopting SFAS 158 on the Company's consolidated balance sheets at December 31, 2006 is presented in the following table. The adoption of SFAS 158 had no effect on the consolidated statements of operations for the years ended December 31, 2006 and 2005.

	December 31, 2006
	Prior to Adoption	Effect of Adoption	As Reported
Accrued pension and postretirement liability	$1,827	$1,347	$3,174
Future tax liability (asset), net	$49,257	$(539)	$48,718
Accumulated comprehensive income (loss)	$41,415	$(808)	$40,607

    Included in accumulated comprehensive income at December 31, 2006 is an unrecognized actuarial gain of $0.8 million, net of tax, that had not yet been recognized in net periodic pension cost.

    SFAS 158's provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company currently uses a measurement date of December 31 for its pension and postretirement plans.

          Stock-Based Compensation

    Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based compensation expense was recognized in the consolidated statements of operations and comprehensive loss related to stock options for the year ended December 31, 2005 as all options granted had an exercise price no less than the fair market value of the Company's Class A Subordinate Voting Stock at the date of grant.

    Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective method. Under the modified-prospective method, compensation expense recognized in the year ended December 31, 2006 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the year ended December 31, 2005 have not been restated.

    The Company's loss from continuing operations before income taxes, loss from continuing operations and net loss for the year ended December 31, 2006 increased $1.4 million and basic and diluted loss per share increased $0.01 per share as a result of adopting SFAS 123(R) on January 1, 2006.

    As a result of the adoption of SFAS 123(R), for the year ended December 31, 2006, the Company recognized $1.4 million of stock-based compensation expense related to stock options which has been recorded on the consolidated balance sheets as "other paid-in-capital". The adoption of SFAS 123(R) for the year ended December 31, 2006 had no impact on cash flows. The Company has estimated a nominal annual effective tax rate for the year ended December 31, 2006 and, accordingly, has applied this effective tax rate to the stock-based compensation expense recognized for the year ended December 31, 2006 resulting in a nominal income tax impact related to stock-based compensation expense.

    The pro-forma impact on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the year ended December 31, 2005 is as follows:

Year ended December 31, 2005
Net loss, as reported	$(105,293)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(877)

Pro-forma net loss	$(106,170)

Loss per share
Basic — as reported	$(0.98)
Basic — pro-forma	$(0.99)

Diluted — as reported	$(0.98)
Diluted — pro-forma	$(0.99)

  (c)
  For the year ended December 31, 2005

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

5.     SALE OF THE MEADOWS

  On November 14, 2006, the Company completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively "The Meadows"), each a wholly-owned subsidiary of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC ("Oaktree" and together, with PA Meadows, LLC, "Millennium-Oaktree"). On closing, the Company received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to the Company over a five-year period, subject to offset for certain indemnification obligations. Under the terms of the holdback agreement, the Company agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC. The Company also entered into a racing services agreement whereby the Company pays $50 thousand per annum and continues to operate, for its own account, the racing operations at The Meadows for at least five years. On December 12, 2007, Cannery Casino Resorts, LLC, the parent company of Millennium-Oaktree, announced it had entered into an agreement to sell Millennium-Oaktree to Crown Limited. If the deal is consummated, either party to the racing services agreement will have the option to terminate the arrangement. The transaction proceeds of $171.8 million were allocated to the assets of The Meadows as follows: (i) $7.2 million was allocated to the long-lived assets representing the fair value of the underlying real estate and fixed assets based on appraised values; and (ii) $164.6 million was allocated to the intangible assets representing the fair value of the racing/gaming licenses based on applying the residual method to determine the fair value of the intangible assets. On the closing date of the transaction, the net book value of the long-lived assets was $18.4 million, resulting in a non-cash impairment loss of $11.2 million relating to the long-lived assets, and the net book value of the intangible assets was $32.6 million, resulting in a gain of $132.0 million on the sale of the intangible assets. This gain was reduced by $5.6 million, representing the net present value of the operating losses expected over the term of the racing services agreement. Accordingly, the net gain recognized by the Company on the disposition of the intangible assets was $126.4 million for the year ended December 31, 2006.

  Given that the racing services agreement was effectively a lease of property, plant and equipment and since the amount owing under the holdback note is to be paid to the extent of available cash flows as defined in the holdback agreement, the Company was deemed to have continuing involvement with the long-lived assets for accounting purposes. As a result, the sale of The Meadows' real estate and fixed assets was precluded from sales recognition and not accounted for as a sale-leaseback, but rather using the financing method of accounting under U.S. GAAP. Accordingly, $12.8 million of the proceeds were deferred, representing the fair value of long-lived assets of $7.2 million and the net present value of the operating losses expected over the term of the racing services agreement of $5.6 million, and recorded as "other long-term liabilities" on the consolidated balance sheet at the date of completion of the transaction. The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive loss over the five-year term of the racing services agreement and/or at the point when the sale-leaseback subsequently qualifies for sales recognition. For the year ended December 31, 2007, the Company recognized $1.8 million of the deferred proceeds in income, which is recorded as an offset to racing and gaming "general and administrative" expenses on the accompanying consolidated statements of operations and comprehensive loss. With respect to the $25.0 million holdback agreement, the Company will recognize this consideration upon the settlement of the indemnification obligations and as payments are received (refer to Note 24(e)).

6.     ASSETS HELD FOR SALE

  (a)
  In November and December 2007, the Company entered into sale agreements for three parcels of excess real estate comprising approximately 825 acres in Porter, New York, subject to the completion of due diligence by the purchasers and customary closing conditions. These sale transactions were completed on December 28, 2007, January 7, 2008 and January 10, 2008 for total cash consideration of $1.7 million, net of transaction costs. At December 31, 2007, the two parcels of real estate for which the sale had not been completed are reflected as "assets held for sale" on the consolidated balance sheets. The net proceeds received on closing were used to repay a portion of the bridge loan facility of up to $80.0 million with a subsidiary of MID subsequent to year end.

  (b)
  On December 21, 2007, the Company entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna International Inc. ("Magna"), a related party, for a purchase price of Euros 20.0 million (U.S. $29.4 million), subject to customary closing adjustments. The closing of the transaction is expected to occur during the first quarter of 2008 following the satisfaction of customary closing conditions including the receipt of all necessary regulatory approvals. Of the net proceeds that are expected to be received on closing, Euros 7.5 million is required to be used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds is required to be used to repay a portion of the bridge loan facility of up to $80.0 million with a subsidiary of MID.

  (c)
  On August 9, 2007, the Company announced its intention to sell real estate properties located in Dixon, California and Ocala, Florida. The Company has initiated an active program to locate potential buyers for these properties and has listed the properties for sale with a real estate broker. Accordingly, at December 31, 2007, these real estate properties are classified as "assets held for sale" on the consolidated balance sheets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144"). In accordance with the terms of the Company's bridge loan agreement with a subsidiary of MID, the Company is required to use the net proceeds from the sale of these real estate properties to pay down principal amounts outstanding under the bridge loan and the amount of such net proceeds will permanently reduce the committed amount of the bridge loan.

  (d)
  The Company's assets held for sale and related liabilities at December 31, 2007 and 2006 are shown below. All assets held for sale and related liabilities are classified as current at December 31, 2007 as the assets and related liabilities described in sections (a) through (c) above are expected to be sold within one year from the consolidated balance sheet date.

	December 31,
	2007	2006
ASSETS
Real estate properties, net
Dixon, California	$19,139	$18,711
Ocala, Florida	8,407	8,427
Ebreichsdorf, Austria	6,619	5,935
Porter, New York(i)	1,493	2,990

	$35,658	$36,063

LIABILITIES
Future tax liabilities	$1,047	$1,047

    (i)
    The Company entered into sale agreements for three parcels of excess real estate comprising 825 acres in Porter, New York. The Company recognized a non-cash impairment loss of $1.3 million for the year ended December 31, 2007, which represents the excess of the carrying value of the assets over the fair value. The impairment loss is included in the real estate and other operations segment.

  (e)
  On September 12, 2007, the Company's Board of Directors approved a debt elimination plan designed to eliminate net debt by generating funding from the sale of certain assets, entering into strategic transactions involving the Company's racing, gaming and technology operations, and a possible future equity issuance (refer to Note 1). In addition to the sales of real estate described in sections (a) through (c) above, the debt elimination plan also contemplates the sale of real estate properties located in Aventura and Hallandale, Florida, both adjacent to Gulfstream Park and in Anne Arundel County, Maryland, adjacent to Laurel Park. The Company also intends to explore selling its membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that the Company is pursuing under joint venture arrangements with Forest City Enterprises, Inc. ("Forest City") and Caruso Affiliated, respectively. The Company also intends to sell Great Lakes Downs in Michigan; Thistledown in Ohio; and its interest in Portland Meadows in Oregon. The Company also intends to explore other strategic transactions involving other racing, gaming and technology operations, including: partnerships or joint ventures in respect of the existing gaming facility at Gulfstream Park; partnerships or joint ventures in respect of potential alternative gaming operations at certain of the Company's other racetracks that currently do not have gaming operations; the possible sale of Remington Park, a horse racetrack and gaming facility in Oklahoma City; and transactions involving the Company's technology operations, which may include one or more of the assets that comprise the Company's PariMax business.

  (i)
  For those properties that have not been classified as held for sale as noted in sections (a) through (c) above, the Company has determined that they do not meet all of the criteria required in SFAS 144 for the following reasons and, accordingly, these assets continue to be classified as held and used at December 31, 2007:

    Real estate properties located in Aventura and Hallandale, Florida (adjacent to Gulfstream Park): At December 31, 2007, the Company had not established a selling price for these properties since it had not completed its market price analysis. Also, the Company had not initiated an active program to locate a buyer for these assets as the properties had not been listed for sale with an external agent and were not being actively marketed for sale.

    Real estate property in Anne Arundel County, Maryland (adjacent to Laurel Park): At December 31, 2007, the Company had not established a selling price for this property since it had not completed its market price analysis. Also, the Company had not initiated an active program to locate a buyer for this asset as the property had not been listed for sale with an external agent and was not being actively marketed for sale. In addition, given the near term potential for a legislative change to permit video lottery terminals at Laurel Park and the possible effect on the Company's development plans for the overall property is such that at December 31, 2007, the Company does not expect to complete the sale of this asset within one year.

    Membership interest in the mixed-use development at Gulfstream Park with Forest City and membership interest in the mixed-use development at Santa Anita Park with Caruso Affiliated: At December 31, 2007, the Company had not established a selling price for either of these assets since it had not completed its market analysis and independent appraisal process. As such, these assets were not being actively marketed for sale at a price that is reasonable in relation to their current fair value.

    (ii)
    The following assets have met the criteria of SFAS 144 to be reflected as assets held for sale and also met the requirements to be reflected as discontinued operations at December 31, 2007 and have been presented accordingly:

    Great Lakes Downs: In October 2007, the property was listed for sale with a real estate broker. The 2007 race meet at Great Lakes Downs concluded on November 4, 2007 and the facility was then closed. In order to facilitate the sale of this property, the Company re-acquired Great Lakes Downs from Richmond Racing Co., LLC in December 2007 pursuant to a prior existing option right.

    Thistledown and Remington Park: In September 2007, the Company engaged a U.S. investment bank, to assist in soliciting potential purchasers and managing the sale process for certain assets contemplated in the debt elimination plan. In October 2007, the U.S. investment bank initiated an active program to locate potential buyers and began marketing these assets for sale.

    Portland Meadows: In November 2007, the Company initiated an active program to locate potential buyers and began marketing this asset for sale.

7.     DISCONTINUED OPERATIONS

  (a)
  For the year ended December 31, 2007

    As part of the debt elimination plan approved by the Board of Directors (refer to Note 6(e)), the Company intends to sell Great Lakes Downs in Michigan, Thistledown in Ohio, Portland Meadows in Oregon and Remington Park in Oklahoma City. Accordingly, at December 31, 2007, these operations have been classified as discontinued operations.

  (b)
  For the year ended December 31, 2006

  (i)
  On November 1, 2006, a wholly-owned subsidiary of the Company completed the sale of the Fontana Golf Club located in Oberwaltersdorf, Austria to a subsidiary of Magna, for a sale value of Euros 30.0 million (U.S. $38.3 million), which included cash consideration of Euros 13.2 million (U.S. $16.9 million), net of transaction costs, and approximately Euros 16.8 million (U.S. $21.4 million) of debt assumed by Magna. The Company recognized a gain on disposition of approximately $20.9 million, net of tax, which was recorded as a contribution of equity in contributed surplus on the consolidated balance sheets.

  (ii)
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

  (iii)
  On May 26, 2006, the Company completed the sale of a restaurant and related real estate in the United States and received cash consideration of $2.0 million, net of transaction costs, and recognized a gain on disposition of approximately $1.5 million.

  (c)
  For the year ended December 31, 2005

  (i)
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

    As required under U.S. GAAP, the Company's long-lived assets and racing licenses are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The sale transaction described above established fair values of certain assets of Flamboro Downs and, accordingly, the Company performed impairment testing of these assets. Based on this analysis, the Company recognized a non-cash impairment loss of $15.0 million before income taxes or $12.5 million after income taxes of Flamboro Downs' racing license.

    (ii)
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

  (d)
  The Company's results of operations related to discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007	2006	2005
Results of Operations
Revenues	$122,200	$142,534	$120,475
Costs and expenses	120,873	133,303	113,999

	1,327	9,231	6,476
Predevelopment, pre-opening and other costs	447	3,557	2,388
Depreciation and amortization	3,976	7,069	6,574
Interest expense, net	2,794	4,984	4,085
Impairment loss recorded on disposition	—	1,202	14,961

Loss before gain on disposition	(5,890)	(7,581)	(21,532)
Gain on disposition	—	1,495	9,837

Loss before income taxes	(5,890)	(6,086)	(11,695)
Income tax expense	—	1,653	492

Loss from discontinued operations	$(5,890)	$(7,739)	$(12,187)

    The Company's assets and liabilities related to discontinued operations at December 31, 2007 and 2006 are shown below. All assets and liabilities related to discontinued operations are classified as current at December 31, 2007 as they are expected to be sold within one year from the consolidated balance sheet date.

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,078	$10,636
Restricted cash	7,069	5,133
Accounts receivable	3,424	3,939
Inventories	327	267
Prepaid expenses and other	1,341	291
Real estate properties, net	39,094	—
Fixed assets, net	11,531	—
Other assets, net	106	—

	71,970	20,266

Real estate properties, net	—	38,048
Fixed assets, net	—	12,408
Other assets, net	—	74

	—	50,530

	$71,970	$70,796

LIABILITIES
Current liabilities:
Accounts payable	$8,964	$6,803
Accrued salaries and wages	797	1,118
Other accrued liabilities	5,091	5,593
Long-term debt due within one year	23	30
Due to parent (refer to Note 22(a)(v))	397	285
Deferred revenue	1,257	1,887
Long-term debt	115	—
Long-term debt due to parent (refer to Note 22(a)(v))	26,143	—
Other long-term liabilities	760	—

	43,547	15,716

Long-term debt	—	138
Long-term debt due to parent (refer to Note 22(a)(v))	—	30,106
Other long-term liabilities	—	708

	—	30,952

	$43,547	$46,668

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

  Write-downs and impairment losses relating to long-lived assets recognized are as follows:

	Years ended December 31,
	2007(i)	2006(ii)	2005
Porter, New York real estate	$1,308	$—	$—
Magna Racino™	—	76,166	—
The Meadows	—	11,182	—
Residential development real estate	—	1,279	—

	$1,308	$88,627	$—

  (i)
  The Company entered into sale agreements for three parcels of excess real estate comprising 825 acres in Porter, New York. The Company recognized a non-cash impairment loss of $1.3 million for the year ended December 31, 2007, which represents the excess of the carrying value of the assets over the fair value, less selling costs. The impairment loss is included in the real estate and other operations segment (refer to Note 6(a)).

  (ii)
  The Company tested Magna Racino™'s long-lived assets for impairment upon completion of its 2007 business plan. The Company used an expected present value approach of estimated future cash flows, including a probability-weighted approach in considering the likelihood of possible outcomes, and external valuation reports to determine the fair value of the long-lived assets. Expectations regarding revenue growth and new customer acquisition had not materialized as revenue growth for the year ended December 31, 2006 had leveled off, which was reflected in the future revenue projections of Magna Racino™'s 2007 business plan. Based on Magna Racino™'s 2007 business plan, its estimated undiscounted cash flows were not sufficient to recover the carrying value of its long-lived assets. Accordingly, a non-cash impairment charge of $76.2 million was required of the long-lived assets for the year ended December 31, 2006, which is included in the racing and gaming operations segment.

    On February 7, 2007, MID acquired all of the Company's interests and rights in a 34 acre parcel of residential development land in Aurora, Ontario, Canada for cash consideration of Cdn. $12.0 million (U.S. $10.1 million). The Company recognized a non-cash impairment loss of $1.3 million related to this parcel of residential development land for the year ended December 31, 2006, which is included in the real estate and other operations segment (refer to Note 22(g)).

    On November 14, 2006, the Company completed The Meadows transaction and performed impairment testing of these assets as of the date immediately prior to completion of the transaction. Based on this analysis, the Company recognized a non-cash impairment loss of $11.2 million of The Meadows' long-lived assets for the year ended December 31, 2006, which is included in the racing and gaming operations segment (refer to Note 5).

9.     REAL ESTATE PROPERTIES

  Real estate properties consist of the following:

	December 31,
	2007	2006
Revenue-producing racing and gaming real estate
Cost
Land and improvements	$183,558	$202,553
Buildings	643,622	595,523
Construction in progress	23,115	18,990

	850,295	817,066
Accumulated depreciation
Buildings	(194,458)	(166,863)

Revenue-producing racing and gaming real estate, net	655,837	650,203

Excess racing real estate	87,128	91,016

Development real estate	—	20,705

Revenue-producing non-racing real estate
Cost
Land and improvements	6,498	6,521
Buildings	2,122	3,410

	8,620	9,931
Accumulated depreciation
Buildings	(93)	(72)

Revenue-producing non-racing real estate, net	8,527	9,859

	$751,492	$771,783

  Included in revenue-producing racing real estate properties are land and improvements and buildings under capital leases with a cost of $45.6 million (December 31, 2006 — $45.6 million) and accumulated depreciation of $11.1 million (December 31, 2006 — $8.9 million). Also, included in revenue-producing racing real estate properties are land and improvements and buildings related to The Meadows that are being accounted for using the financing method of accounting (refer to Note 5) with a cost of $8.9 million (December 31, 2006 — $7.9 million) and accumulated depreciation of $1.4 million (December 31, 2006 — $1.0 million).

10.   FIXED ASSETS

  Fixed assets consist of the following:

	December 31,
	2007	2006
Revenue-producing racing and gaming fixed assets
Cost
Machinery and equipment	$109,093	$81,942
Furniture and fixtures	80,537	73,804

	189,630	155,746
Accumulated depreciation
Machinery and equipment	(48,840)	(32,972)
Furniture and fixtures	(50,149)	(42,105)

Revenue-producing racing and gaming fixed assets, net	90,641	80,669

Revenue-producing non-racing fixed assets
Cost
Furniture and fixtures	538	584
Accumulated depreciation
Furniture and fixtures	(507)	(520)

Revenue-producing non-racing fixed assets, net	31	64

	$90,672	$80,733

  Included in revenue-producing racing fixed assets are machinery and equipment and furniture and fixtures under capital leases with a cost of $1.9 million (December 31, 2006 — $1.9 million) and accumulated depreciation of $1.8 million (December 31, 2006 — $1.7 million). Also, included in revenue-producing racing fixed assets are machinery and equipment and furniture and fixtures related to The Meadows that are being accounted for using the financing method of accounting (refer to Note 5) with a cost of $1.0 million (December 31, 2006 — $1.0 million) and accumulated depreciation of $0.7 million (December 31, 2006 — $0.7 million).

11.   OTHER ASSETS

  Other assets consist of the following:

	December 31,
	2007	2006
Deferred development costs	$1,369	$1,026
Goodwill	514	1,706
Fair value of interest rate swaps (Note 20(c))	—	439
Long-term receivables	379	379
Equity investments	7,845	233
Other	889	807

	$10,996	$4,590

12.   INCOME TAXES

  (a)
  The provision (benefit) for income taxes differs from the expense that would be obtained by applying the United States federal statutory rate as a result of the following:

	Years ended December 31,
	2007	2006	2005
Expected provision:
Federal statutory income tax rate (35%)	$(38,655)	$(30,358)	$(33,021)
State taxes and withholding taxes, net of benefit	1,261	287	314
Tax losses not benefited	13,176	5,665	25,966
Foreign rate differentials	578	9,230	848
Foreign dividends	2,100	1,255	1,599
Non-deductible expenses	646	1,671	2,883
Tax on capital gain on like-kind exchange of property	—	2,853	—
Taxable gain on related party property sales	18,393	3,351	—
Other	(73)	(1,078)	172

Income tax benefit	$(2,574)	$(7,124)	$(1,239)

    At December 31, 2007, the Company had United States and Austrian federal income tax loss carry forwards totaling approximately $320.8 million. Of the $320.8 million in loss carry forwards at December 31, 2007, $85.9 million have no expiration date and the remainder expire as follows:

Years:
2008 to 2010	$300
2012 to 2018	4,600
2020 to 2027	230,000

$234,900

    There are annual limitations on the utilization of certain loss carry forwards subject to expiration.

    The Company also has U.S. state income tax loss carry forwards available.

  (b)
  The details of the earnings (loss) from continuing operations before income taxes by jurisdiction are as follows:

	Years ended December 31,
	2007	2006	2005
United States	$(105,122)	$6,273	$(68,449)
Foreign	(5,321)	(93,009)	(25,896)

	$(110,443)	$(86,736)	$(94,345)

  (c)
  The details of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2007	2006	2005
Current income tax provision:
United States	$3,411	$1,651	$774
Foreign	(305)	3,205	219

	3,106	4,856	993

Future income tax benefit:
United States	(5,655)	(180)	(76)
Foreign	(25)	(11,800)	(2,156)

	(5,680)	(11,980)	(2,232)

	$(2,574)	$(7,124)	$(1,239)

  (d)
  Future income taxes have been provided on temporary differences, which consist of the following:

	Years ended December 31,
	2007	2006	2005
Tax deferral on sale of real estate	$—	$—	$(570)
Amortization of purchase accounting fair value increments, for tax purposes in excess of book	1,001	1,033	1,030
Deductibility (non-deductibility) of interest expense	4,249	(4,196)	—
Tax gain in excess of book gain on disposal of real estate property	—	(3,502)	(189)
Tax benefit of loss carry forwards	(19,824)	(728)	(23,870)
Asset impairment write-down	—	(14,602)	—
Increase in valuation allowance	11,340	7,915	23,941
Other	(2,446)	2,100	(2,574)

	$(5,680)	$(11,980)	$(2,232)

  (e)
  Future tax assets and liabilities consist of the following temporary differences:

	December 31,
	2007	2006
Assets:
Real estate properties tax value in excess of book value	$10,390	$7,394
Tax benefit of carry forwards:
Pre-acquisition	1,575	3,525
Post-acquisition	120,449	98,124
Tax benefit of charitable contribution carry forward	8,968	1,629
Benefit of various tax credit carry forwards	3,377	3,682

	144,759	114,354

Valuation allowance:
Pre-acquisition	(1,575)	(3,349)
Post-acquisition	(90,016)	(68,617)

Future tax assets	$53,168	$42,388

Liabilities:
Real estate properties book basis in excess of tax basis	$54,883	$54,637
Other assets book basis in excess of tax basis	32,504	25,529
Foreign branch tax deferral and other	6,236	9,893

Future tax liabilities	$93,623	$90,059

    A valuation allowance was provided on future tax assets relating to tax basis of real properties in excess of book basis and future tax assets for net operating loss, tax credit and other carry-forwards.

  (f)
  The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalties as provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007 as the maximum interest and penalty period have elapsed.

    As of December 31, 2007, the Company had $4.0 million of unrecognized income tax benefits and $0.3 million of related accrued interest and penalties (net of any tax effect) and $0.3 million of foreign exchange, $2.6 million of which could ultimately reduce its effective tax rate. The Company is currently under audit in Austria. Although it is not possible to accurately predict the timing of the conclusion of the audit, the Company anticipates that the Austrian audit relating to the years 2002 through 2005 will be completed before the end of 2008. Given the stage of completion of the audit, the Company is unable to estimate the range of any possible changes to the unrecognized income tax benefit the audit may cause over the next year. In addition, the Company does not anticipate any other significant changes to unrecognized income tax benefits over the next year.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$4,000
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Settlements	—
Lapse of statement of limitations	—
Foreign currency impact	329

Unrecognized tax benefits balance at December 31, 2007	$4,329

    As of January 1, 2008, the following tax years remained subject to examination by the major tax jurisdictions:

Major Jurisdictions	Open Years
Austria	2002 through 2007
Canada	2001 through 2007
United States	2003 through 2007

    The Company is subject to income taxes in many state and local taxing jurisdictions in the United States and Canada, many of which are still open to tax examinations. Management does not believe these represent a significant financial exposure to the Company.

  (g)
  Income taxes paid in cash were $2.4 million for the year ended December 31, 2007 (for the year ended December 31, 2006 — $5.4 million; for the year ended December 31, 2005 — $4.2 million).

13.   BANK INDEBTEDNESS

  The Company's bank indebtedness consists of the following short-term bank loans:

	December 31,
	2007	2006
$40.0 million senior secured revolving credit facility(i)	$34,891	$—
$7.5 million revolving loan facility(ii)	3,499	6,515
$3.0 million revolving credit facility(iii)	824	—

	$39,214	$6,515

  (i)
  The Company has a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on January 31, 2008, but subsequent to year end was amended and extended to March 31, 2008 (refer to Note 25(b)). The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At December 31, 2007, the Company had borrowings of $34.9 million (December 31, 2006 — nil) under the credit facility and had issued letters of credit totaling $4.3 million (December 31, 2006 — $24.7 million), such that $0.8 million was unused and available. The loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. The weighted average interest rate on the loans outstanding under the credit facility at December 31, 2007 was 11.0% (December 31, 2006 — nil).

  (ii)
  A wholly-owned subsidiary of the Company that owns and operates Santa Anita Park has a $7.5 million revolving loan agreement under its existing credit facility with a U.S. financial institution, which was scheduled to mature on October 8, 2007, but on October 2, 2007, was amended and extended to October 31, 2012. The revolving loan agreement requires that the aggregate outstanding principal be fully repaid for a period of 60 consecutive days during each year, is guaranteed by the Company's wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. ("SAC") and a pledge of all of the outstanding capital stock of LATC and SAC. At December 31, 2007, the Company had borrowings of $3.5 million (December 31, 2006 — $6.5 million) under the revolving loan agreement. Borrowings under the revolving loan agreement bear interest at the U.S. Prime rate. The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at December 31, 2007 was 7.3% (December 31, 2006 — 8.3%).

  (iii)
  On May 11, 2007, a wholly-owned subsidiary of the Company, AmTote, completed a refinancing of its existing credit facilities with a U.S. financial institution. The refinancing includes: (i) a $3.0 million revolving credit facility to finance working capital requirements, available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.75%, with a maturity date of May 1, 2008; (ii) a $4.2 million term loan for the repayment of AmTote's debt outstanding under its existing term loan facilities, bearing interest at LIBOR plus 3.0%, with a maturity date of May 11, 2011 (refer to Note 14); and (iii) an equipment loan of up to $10.0 million to finance up to 80% of eligible capital costs related to tote service contracts, bearing interest at LIBOR plus 3.0%, with a maturity date of May 11, 2012 (refer to Note 14). Loans under the credit facilities are secured by a first charge on the assets and a pledge of stock of AmTote.

    At December 31, 2007, the Company had borrowed $0.8 million under the $3.0 million revolving credit facility, which has a weighted average interest rate at December 31, 2007 of 7.7%.

  (iv)
  At December 31, 2007, the Company is in compliance with all of the above noted loan agreements and related covenants.

14.   DEBT AND COMMITMENTS

  (a)
  The Company's long-term debt consists of the following:

	December 31,
	2007	2006
Term loan facility, amended on October 2, 2007, bearing interest at LIBOR plus 2.0% per annum (7.2% at December 31, 2007; 6.7% at December 31, 2006) with a maturity date of October 31, 2012. The facility is guaranteed by LATC and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The term loan facility contains cross-default provisions to the Company's senior secured revolving credit facility. At December 31, 2007, the term loan is fully drawn and is repayable in monthly principal amounts of $375 thousand until maturity.	$66,375	$64,167
Term loan facility of Euros 15.0 million, amended on December 16, 2007, bearing interest at the three- month Euro Interbank Offered Rate plus 2.0% per annum (6.8% at December 31, 2007; 5.5% at December 31, 2006) and is secured by a first and second mortgage on land in Austria owned by the European subsidiary. At December 31, 2007, the term loan is fully drawn and is repayable in two installments of Euros 7.5 million, due on each of February 29, 2008 and December 31, 2008 (refer to Note 25(d)).	22,073	19,794
Capital leases (imputed interest rate of 8.5%) maturing April 1, 2027, secured by buildings and improvements at Lone Star Park at Grand Prairie.	15,380	15,519

Term loan facility, bearing interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum (7.3% at December 31, 2007; 8.0% at December 31, 2006) until December 1, 2008, with a maturity date of December 1, 2013. On December 1, 2008, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The loan is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club ("MJC").	6,343	6,874
Bank term loan of up to Euros 4.0 million, amended on July 24, 2007, bearing interest at the Euro Overnight Index Average rate ("EONIA") plus 3.0% per annum (6.6% at December 31, 2007) with a maturity date of July 31, 2008. The bank term loan at December 31, 2006 bore interest at EONIA plus 1.1% per annum (4.8% at December 31, 2006). A European subsidiary has provided two first mortgages on real estate properties as security for this facility (refer to Note 25(c)).	3,580	5,938
Term loan facility of $4.2 million, bearing interest at LIBOR plus 3.0% per annum (8.0% at December 31, 2007) with a maturity date of May 11, 2011. The term loan is repayable in monthly principal and interest payments. The loan is secured by a first charge on the assets and a pledge of stock of AmTote.	3,301	—
Term loan facility, bearing interest at 7.7% per annum, with a maturity date of June 7, 2017. On June 7, 2012, the interest rate is reset to the market rate for a United States Treasury security of an equivalent term plus 2.6%. The term loan is repayable in quarterly principal and interest payments. The term loan is callable on December 31, 2011. The loan is secured by a deed of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of MJC.	3,053	4,030

Equipment loan of up to $10.0 million to finance up to 80% of eligible capital costs related to tote service contracts, bearing interest at LIBOR plus 3.0% per annum (8.2% at December 31, 2007) with a maturity date of May 11, 2012. The equipment loan is repayable in monthly principal and interest payments. The loan is secured by a first charge on the assets and a pledge of stock of AmTote.	1,974	—
Other loans of various subsidiaries, including equipment loans, with interest rates ranging from 4.9% to 7.0%.	328	808
Term loan facility of Euros 15.0 million, which bore interest at 4.0% per annum and was fully repaid on February 9, 2007.	—	19,794
Obligation to pay $18.3 million on exercise of either the put or call option to acquire the remaining voting and equity interests in MJC, which bore interest at the six-month LIBOR. The option was exercised on September 24, 2007 and the obligation was fully repaid on October 5, 2007.	—	18,312
Construction loan facility of up to $16.6 million with the general contractor for the reconstruction of the racetrack facilities at Gulfstream Park, which bore interest at the U.S. Prime rate plus 0.4% per annum and was fully repaid on May 17, 2007.	—	10,617
Term loan facility, which bore interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum and was fully repaid on February 16, 2007.	—	9,187
Term loan facilities of $1.75 million and $1.25 million, which bore interest at the U.S. Prime rate plus 1.25% per annum and were fully repaid on May 11, 2007.	—	2,448
Revolving term loan facility of $3.0 million, which bore interest at the U.S. Prime rate plus 1.0% per annum and was fully repaid on May 11, 2007.	—	1,957

	122,407	179,445
Less: due within one year	(32,727)	(85,724)

	$89,680	$93,721

    At December 31, 2007, the Company is in compliance with all of these long-term debt agreements and related financial covenants.

    The overall weighted average interest rate on long-term debt, long-term debt due to parent and convertible subordinated notes at December 31, 2007 was 9.2% (December 31, 2006 — 8.3%; December 31, 2005 — 7.4%).

  (b)
  Future principal repayments on long-term debt at December 31, 2007 are as follows:

	Continuing Operations	Discontinued Operations	Total
2008	$32,727	$23	$32,750
2009	7,026	23	7,049
2010	7,079	13	7,092
2011	8,348	8	8,356
2012	49,910	8	49,918
Thereafter	17,317	63	17,380

	$122,407	$138	$122,545

  (c)
  Included within the above schedule of future principal repayments of long-term debt (Note 14(b)) are obligations under capital leases. Future minimum annual lease payments under the capital leases in effect at December 31, 2007 are as follows:

2008	$1,452
2009	1,452
2010	1,452
2011	1,452
2012	1,597
Thereafter	25,463

Total payments	32,868
Less: capital lease minimum payments representing interest	(17,488)

Present value of lease payments	$15,380

  (d)
  Interest expense and interest income include:

	Years ended December 31,
	2007	2006	2005
Interest cost, gross	$52,750	$62,253	$39,066
Less: Interest capitalized	(371)	(2,633)	(5,740)

Interest expense	52,379	59,620	33,326
Interest income	(1,758)	(1,862)	(713)

Interest expense, net	$50,621	$57,758	$32,613

    Interest capitalized relates to real estate properties under development.

    Interest paid in cash for the year ended December 31, 2007 was $52.2 million (for the year ended December 31, 2006 — $39.1 million; for the year ended December 31, 2005 — $29.9 million).

15.   CONVERTIBLE SUBORDINATED NOTES

  (a)
  8.55% Convertible Subordinated Notes

    In June 2003, the Company issued $150.0 million of 8.55% convertible subordinated notes which mature on June 15, 2010. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $7.05 per share. The conversion price may be adjusted under certain circumstances. The notes are redeemable in whole or in part, at the Company's option, on or after June 2, 2006, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after June 2, 2006 and before June 2, 2008, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2007, all the notes remained outstanding.

    The Company incurred issue expenses of $5.0 million, which have been recorded as a reduction of the outstanding notes balance. The notes balance will be accreted to its face value over the term to maturity.

  (b)
  7.25% Convertible Subordinated Notes

    In December 2002, the Company issued $75.0 million of 7.25% convertible subordinated notes which mature on December 15, 2009. The unsecured notes are convertible at any time at the option of the holders into shares of Class A Subordinate Voting Stock at a conversion price of $8.50 per share. The conversion price may be adjusted under certain circumstances. The notes were redeemable in whole or in part, at the Company's option, on or after December 21, 2005, at the principal amount plus accrued and unpaid interest, provided that, in connection with any redemption occurring on or after December 21, 2005 and before December 15, 2007, the closing price of the Class A Subordinate Voting Stock has exceeded 125% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day prior to mailing of the notice of redemption. At December 31, 2007, all the notes remained outstanding.

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

  (b)
  Changes in the Class A Subordinate Voting Stock and Class B Stock for the years ended December 31, 2007, 2006 and 2005 are shown in the following table (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of shares	Stated value	Number of shares	Stated value	Number of shares	Stated value
Issued and outstanding at December 31, 2004	48,878,796	$318,003	58,466,056	$394,094	107,344,852	$712,097
Issued under the Long-term Incentive Plan	16,567	102	—	—	16,567	102

Issued and outstanding at December 31, 2005	48,895,363	318,105	58,466,056	394,094	107,361,419	712,199
Issued under the Long-term Incentive Plan	159,264	982	—	—	159,264	982

Issued and outstanding at December 31, 2006	49,054,627	319,087	58,466,056	394,094	107,520,683	713,181
Issued under the Long-term Incentive Plan	215,691	767	—	—	215,691	767
Issued under the Private Placement(i)	8,888,888	19,581	—	—	8,888,888	19,581

Issued and outstanding at December 31, 2007	58,159,206	$339,435	58,466,056	$394,094	116,625,262	$733,529

    (i)
    On October 29, 2007, the Company completed a private placement of the Company's Class A Subordinate Voting Stock to Fair Enterprise and received proceeds of $19.6 million, net of transaction costs of $0.4 million. Pursuant to the terms of the subscription agreement entered into on September 13, 2007, Fair Enterprise was issued 8.9 million shares of Class A Subordinate Voting Stock at a price of $2.25 per share. The price per share was set at the greater of (i) 90% of the volume weighted average price per share of Class A Subordinate Voting Stock on Nasdaq for the five trading days commencing on September 13, 2007; and (ii) U.S. $1.91, being 100% of the volume weighted average price per share of Class A Subordinate Voting Stock on Nasdaq for the five trading days immediately preceding September 13, 2007 (the date of announcement of the private placement). Prior to this transaction, Fair Enterprise owned approximately 7.5% of the issued and outstanding Class A Subordinate Voting Stock. Upon completion of the private placement, the percentage of Class A Subordinate Voting Stock beneficially owned by Fair Enterprise has increased to approximately 21.6% of the issued and outstanding Class A Subordinate Voting Stock, representing approximately 10.8% of the equity of the Company. The shares of Class A Subordinate Voting Stock issued pursuant to the subscription agreement were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

  (c)
  The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding at December 31, 2007 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	58,159
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,950
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824

151,675

17.   LONG-TERM INCENTIVE PLAN

  The Company's Long-term Incentive Plan (the "Incentive Plan") (adopted in 2000 and amended in 2007) allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 9.2 million shares of Class A Subordinate Voting Stock remain available to be issued under the Incentive Plan, of which 7.8 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Incentive Plan.

  During 2005, the Company introduced an incentive compensation program for certain officers and key employees, which awarded performance shares of Class A Subordinate Voting Stock under the Incentive Plan. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards were based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors of the Company. These performance shares vested over a six or eight month period to December 31, 2005 and were distributed, subject to certain conditions, in two equal installments. The first distribution occurred in March 2006 and the second distribution occurred in March 2007. During the year ended December 31, 2005, 201,863 performance share awards were granted under the Incentive Plan with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and 2,392 performance share awards were issued with a nominal stated value. At December 31, 2005, there were 199,471 performance share awards vested with a weighted average grant-date market value of either U.S. $6.26 or Cdn. $7.61 per share and no non-vested performance share awards. During the year ended December 31, 2006, 131,751 of these vested performance awards were issued with a stated value of $0.8 million and 4,812 were forfeited. Accordingly, at December 31, 2006, there were 62,908 vested performance shares remaining to be issued under this 2005 incentive compensation arrangement. During the year ended December 31, 2007, all of these performance shares were issued with a stated value of $0.2 million. At December 31, 2007, there are no performance shares to be issued under the 2005 incentive compensation arrangement. The Company recognized no compensation expense related to the 2005 incentive compensation arrangement for the year ended December 31, 2007 (for the year ended December 31, 2006 — nil; for the year ended December 31, 2005 — $1.3 million).

  In 2006, the Company continued the incentive compensation program as described in the immediately preceding paragraph. The program was similar in all respects except that the 2006 performance shares vested over a 12-month period to December 31, 2006 and were distributed, subject to certain conditions, in March 2007. During the year ended December 31, 2006, 162,556 performance share awards were granted under the Incentive Plan with a weighted average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share, 1,616 performance share awards were issued with a nominal stated value and 42,622 performance share awards were forfeited. At December 31, 2006, there were 118,318 performance share awards vested with an average grant-date market value of either U.S. $6.80 or Cdn. $7.63 per share and no non-vested performance share awards. During the year ended December 31, 2007, 111,841 of these vested performance awards were issued with a stated value of $0.4 million and 6,477 were forfeited. Accordingly, at December 31, 2007, there are no performance shares to be issued under the 2006 incentive compensation arrangement. The Company recognized no compensation expense related to the 2006 incentive compensation arrangement for the year ended December 31, 2007 (for the year ended December 31, 2006 — $0.8 million; for the year ended December 31, 2005 — nil).

  At December 31, 2007, there is no unrecognized compensation expense related to these performance share award arrangements.

  During the year ended December 31, 2007, 40,942 shares with a stated value of $0.2 million (for the year ended December 31, 2006 — 25,896 shares with a stated value of $0.2 million; for the year ended December 31, 2005 — 14,175 shares with a stated value of $0.1 million) were issued to Company directors in payment of services rendered.

  The Company grants stock options to certain directors, officers, key employees and consultants to purchase shares of the Company's Class A Subordinate Voting Stock. All of such stock options give the grantee the right to purchase Class A Subordinate Voting Stock of the Company at a price no less than the fair market value of such stock at the date of grant. Generally, stock options under the Incentive Plan vest over a period of two to six years from the date of grant at rates of 1/7th to 1/3rd per year and expire on or before the tenth anniversary of the date of grant, subject to earlier cancellation upon the occurrence of certain events specified in the stock option agreements entered into by the Company with each recipient of options.

  Information with respect to shares subject to option is as follows (number of shares subject to option in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Shares Subject to Option			Weighted Average Exercise Price
	2007	2006	2005	2007	2006	2005
Balance, beginning of year	4,905,000	4,827,500	4,500,500	$6.08	$6.14	$6.18
Granted	390,000	200,000	720,000	3.20	5.25	6.55
Forfeited or expired(i)	(345,000)	(122,500)	(393,000)	6.68	6.96	7.39

Balance, end of year	4,950,000	4,905,000	4,827,500	$5.82	$6.08	$6.14

  (i)
  For the years ended December 31, 2007, 2006 and 2005, options forfeited or expired were as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited were subsequently reissued.

  Information regarding stock options outstanding is as follows:

	Options Outstanding			Options Exercisable
	2007	2006	2005	2007	2006	2005
Number	4,950,000	4,905,000	4,827,500	4,406,334	4,412,968	4,127,715
Weighted average exercise price	$5.82	$6.08	$6.14	$5.99	$6.08	$6.07
Weighted average remaining contractual life (years)	3.6	4.2	5.1	2.9	3.8	4.5

  At December 31, 2007, the 4,950,000 stock options outstanding had exercise prices ranging from $2.78 to $7.00 per share. The average fair value of the stock option grants for the year ended December 31, 2007 was $1.36 (for the year ended December 31, 2006 — $2.26; for the year ended December 31, 2005 — $2.94) using the Black-Scholes option valuation model. The fair value of stock option grants was estimated at the date of grant using the following assumptions:

	Years ended December 31,
	2007	2006	2005
Risk free interest rates	4.15%	4.4%	4.0%
Dividend yields	—	—	—
Volatility factor of expected market price of Class A Subordinate Voting Stock	0.559	0.510	0.547
Weighted average expected life (years)	5.00	4.00	4.00

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

  The compensation expense recognized for the year ended December 31, 2007 related to stock options was approximately $0.6 million (for the year ended December 31, 2006 — $1.4 million; for the year ended December 31, 2005 — nil). At December 31, 2007, the total unrecognized compensation expense related to stock options is $0.4 million, which is expected to be recognized into expense over a period of 3.7 years.

  Prior to implementation of SFAS 123(R) on January 1, 2006, pro-forma information regarding net loss and loss per share was required under SFAS 123 and was determined as if the Company had accounted for its stock options under the fair value method under SFAS 123. The Company's SFAS 123 pro-forma net loss and the related per share amounts for the year ended December 31, 2005 is as follows:

Year ended December 31, 2005
Net loss, as reported	$(105,293)
Pro-forma stock compensation expense determined under the fair value method, net of tax	(877)

Pro-forma net loss	$(106,170)

Loss per share
Basic — as reported	$(0.98)
Basic — pro-forma	$(0.99)

Diluted — as reported	$(0.98)
Diluted — pro-forma	$(0.99)

  For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

  For the year ended December 31, 2007, the Company recognized total compensation expense of $0.6 million (for the year ended December 31, 2006 — $2.3 million; for the year ended December 31, 2005 — $1.4 million) relating to performance share awards, director compensation and stock options under the Incentive Plan.

18.   LOSS PER SHARE

  The following table is a summary of the elements used in calculating basic and diluted loss per share (number of shares in the following table are expressed in whole numbers and have not been rounded to the nearest thousand):

	Years ended December 31,
	2007	2006	2005
Loss from continuing operations	$(107,869)	$(79,612)	$(93,106)
Loss from discontinued operations	(5,890)	(7,739)	(12,187)

Net loss	$(113,759)	$(87,351)	$(105,293)

Weighted average number of shares outstanding:
Class A Subordinate Voting Stock	50,753,177	48,995,338	48,890,052
Class B Stock	58,466,056	58,466,056	58,466,056

Diluted weighted average number of shares outstanding	109,219,233	107,461,394	107,356,108

Loss per share:
Basic and Diluted
Continuing operations	$(0.99)	$(0.74)	$(0.87)
Discontinued operations	(0.05)	(0.07)	(0.11)

Loss per share	$(1.04)	$(0.81)	$(0.98)

  As a result of the net loss for the years ended December 31, 2007, 2006 and 2005, options to purchase 4,950,000 shares (for the year ended December 31, 2006 — 4,905,000; for the year ended December 31, 2005 — 4,827,500), notes convertible into 30,100,124 shares (for the years ended December 31, 2006 and 2005 — 30,100,124) and no performance share awards (for the year ended December 31, 2006 — 179,769; for the year ended December 31, 2005 — 199,471) have been excluded from the computation of diluted loss per share since their effect is anti-dilutive.

19.   FOREIGN CURRENCY TRANSLATION ADJUSTMENT

  Unrealized translation adjustments arise on the translation to U.S. dollars of assets and liabilities of the Company's self-sustaining foreign operations. For the year ended December 31, 2007, the Company incurred unrealized foreign currency translation gains of $5.2 million, primarily from the strengthening of the Euro and Canadian dollar against the U.S. dollar (an unrealized gain of $3.1 million for the year ended December 31, 2006; an unrealized loss of $15.0 million for the year ended December 31, 2005).

20.   FINANCIAL INSTRUMENTS

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

    At December 31, 2007, the Company has four outstanding interest rate swap contracts with a major U.S. financial institution. On March 1, 2007, April 27, 2007 and July 26, 2007, the Company entered into interest rate swap contracts, each with an effective date of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract of the outstanding balance under the SAC term loan facility. Additionally, on October 4, 2007, the Company entered into an interest rate swap contact, with an effective date of October 8, 2009, which fixes the rate of interest at 7.15% per annum to October 31, 2012 on a notional amount of $23.4 million of the outstanding balance under the SAC term loan facility.

    At December 31, 2006, the Company had two outstanding interest rate swap contracts with a major U.S. financial institution. The Company entered into an interest swap contract, with an effective date of November 30, 2005, which fixed the rate of interest at 7.05% per annum on a notional amount of $10.0 million of the outstanding balance under the SAC term loan facility, reduced by monthly amounts of $60 thousand until maturity. The contract matured on October 8, 2007. The Company entered into an additional interest rate swap contract, with an effective date of November 1, 2004, which fixed the rate of interest at 5.38% per annum on a notional amount of 40% of the outstanding balance under the SAC term loan facility, reduced by monthly amounts of $167 thousand until maturity. The contract matured on October 31, 2007.

    U.S. GAAP requires companies to recognize all of their derivative instruments at fair value. Gains or losses related to changes in fair value of derivative instruments designated as cash flow hedges are recorded in accumulated comprehensive income if certain hedge criteria are met, and recognized in the consolidated statements of operations and comprehensive loss along with the related results of the hedged item. The Company formally documents, designates and assesses the effectiveness of such transactions.

    The Company has designated its interest rate swap contracts as a cash flow hedge of anticipated interest payments under its variable rate debt agreement. Accordingly, gains and losses on the swaps that are recorded in accumulated comprehensive income will be recorded in the statements of operations and comprehensive loss as net interest expense in the periods in which the related variable interest is paid. For the years ended December 31, 2007, 2006 and 2005, there was no material ineffectiveness related to the Company's cash flow hedges.

    The Company's interest rate swaps are a liability of approximately $1.3 million at December 31, 2007, which is included in "other long-term liabilities" (refer to Note 24) and was an asset of approximately $0.4 million at December 31, 2006, which is in included in "other assets" (refer to Note 11) in the consolidated financial statements, using current interest rates.

    The Company expects to reclassify approximately $0.4 million before income taxes, or $0.3 million after income taxes, of the amount included in accumulated comprehensive income as of December 31, 2007, into net interest expense over the next twelve months.

    Otherwise, the Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

21.   SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park's racing and gaming operations and the Palm Meadows Training Center; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland off-track betting network; (4) Southern U.S. operations include Lone Star Park; (5) Northern U.S. operations include The Meadows and its off-track betting network and the North American production and sales operations for StreuFex™; (6) European operations include Magna Racino™ and the European production and sales operations for StreuFex™; (7) PariMax operations include XpressBet®, HRTV™ to April 27, 2007, MagnaBet™, RaceONTV™, AmTote and the Company's equity investments in Racing World Limited, TrackNet Media and HRTV, LLC from April 28, 2007; and (8) Corporate and other operations includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the Company's residential housing development. Comparative amounts reflected in segment information for the years ended December 31, 2006 and 2005 and at December 31, 2006 have been reclassified to reflect the operations of Remington Park's racing and gaming operations and its off-track betting network, Thistledown, Great Lakes Downs and Portland Meadows and the Oregon off-track betting network as discontinued operations.

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

  The accounting policies of each segment are the same as those described in Note 2. The following summary presents key information by operating segment:

	Years ended December 31,
	2007	2006	2005
Revenues
California operations	$204,262	$206,745	$195,527
Florida operations	125,075	90,962	74,542
Maryland operations	112,289	116,412	111,252
Southern U.S. operations	60,509	60,288	64,827
Northern U.S. operations	36,525	40,267	39,230
European operations	9,181	10,525	9,708
PariMax operations	80,338	51,522	34,196

	628,179	576,721	529,282
Corporate and other	361	339	116
Eliminations	(11,300)	(7,808)	(7,378)

Total racing and gaming operations	617,240	569,252	522,020

Sale of real estate	270	—	—
Residential development and other	8,205	4,946	4,643

Total real estate and other operations	8,475	4,946	4,643

Total revenues	$625,715	$574,198	$526,663

	Years ended December 31,
	2007	2006	2005
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$15,890	$18,012	$16,674
Florida operations	(12,431)	(81)	(254)
Maryland operations	6,511	7,605	4,956
Southern U.S. operations	3,913	4,838	6,400
Northern U.S. operations	(860)	(393)	1,018
European operations	(7,424)	(10,757)	(15,153)
PariMax operations	3,447	(10,114)	(8,657)

	9,046	9,110	4,984
Corporate and other	(24,971)	(27,160)	(23,567)
Predevelopment, pre-opening and other costs	(2,866)	(10,602)	(9,494)
Write-down of long-lived assets	—	(87,348)	—
Gain on sale of intangible assets related to The Meadows	—	126,374	—

Total racing and gaming operations	(18,791)	10,374	(28,077)

Residential development and other	2,574	916	(224)
Write-down of long-lived assets	(1,308)	(1,279)	—

Total real estate and other operations	1,266	(363)	(224)

Total EBITDA	$(17,525)	$10,011	$(28,301)

	December 31,
	2007	2006
Total Assets
California operations	$320,781	$309,443
Florida operations	358,907	361,550
Maryland operations	162,606	171,135
Southern U.S. operations	97,228	98,184
Northern U.S. operations	18,502	19,146
European operations	51,674	49,689
PariMax operations	43,717	41,625

	1,053,415	1,050,772
Corporate and other	71,903	55,370

Total racing and gaming operations	1,125,318	1,106,142

Residential development and other	9,696	33,884

Total real estate and other operations	9,696	33,884

Total assets from continuing operations	1,135,014	1,140,026
Total assets held for sale	35,658	36,063
Total assets of discontinued operations	71,970	70,796

Total assets	$1,242,642	$1,246,885

	Years ended December 31,
	2007	2006	2005
Real estate properties and fixed asset additions
Racing and gaming operations	$74,380	$79,522	$122,349
Real estate and other operations	2	900	622

Total real estate properties and fixed asset additions	$74,382	$80,422	$122,971

  Reconciliation of EBITDA to Net Loss

	Year ended December 31, 2007
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$(18,791)	$1,266	$(17,525)
Interest expense, net	50,462	159	50,621
Depreciation and amortization	42,265	32	42,297

Income (loss) from continuing operations before income taxes	$(111,518)	$1,075	(110,443)
Income tax benefit			(2,574)

Loss from continuing operations			(107,869)
Loss from discontinued operations			(5,890)

Net loss			$(113,759)

	Year ended December 31, 2006
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$10,374	$(363)	$10,011
Interest expense (income), net	58,297	(539)	57,758
Depreciation and amortization	38,790	199	38,989

Loss from continuing operations before income taxes	$(86,713)	$(23)	(86,736)
Income tax benefit			(7,124)

Loss from continuing operations			(79,612)
Loss from discontinued operations			(7,739)

Net loss			$(87,351)

	Year ended December 31, 2005
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA loss from continuing operations	$(28,077)	$(224)	$(28,301)
Interest expense (income), net	33,666	(1,053)	32,613
Depreciation and amortization	33,374	57	33,431

Income (loss) from continuing operations before income taxes	$(95,117)	$722	(94,345)
Income tax benefit			(1,239)

Loss from continuing operations			(93,106)
Loss from discontinued operations			(12,187)

Net loss			$(105,293)

  Geographic Segments

  Revenues by geographic segments of the Company are as follows:

	Years ended December 31,
	2007	2006	2005
United States	$604,713	$552,976	$509,205
Canada	—	110	—
Europe	21,002	21,112	17,458

	$625,715	$574,198	$526,663

  Real estate properties, fixed assets, racing licenses and other assets, net of accumulated depreciation and amortization, by geographic segment are as follows:

	December 31,
	2007	2006
United States	$900,154	$902,427
Canada	—	10,298
Europe	62,874	54,249

Total from continuing operations	963,028	966,974
Total assets held for sale	35,658	36,063
Total from discontinued operations	50,731	50,530

	$1,049,417	$1,053,567

22.   TRANSACTIONS WITH RELATED PARTIES

  (a)
  The Company's indebtedness and long-term debt due to parent consists of the following:

	December 31,
	2007	2006
Bridge loan facility(i)	$35,889	$—
Gulfstream Park project financing
Tranche 1(ii)	130,324	131,350
Tranche 2(iii)	24,304	18,617
Tranche 3(iv)	13,593	—

	204,110	149,967
Less: due within one year	(137,003)	(2,823)

	$67,107	$147,144

    (i)
    Bridge Loan Facility

    On September 12, 2007, the Company entered into a bridge loan agreement with a subsidiary of MID pursuant to which up to $80.0 million of financing will be made available to the Company, subject to certain conditions. The bridge loan matures on May 31, 2008, is non-revolving and bears interest at a rate of LIBOR plus 10.0% per annum, which increased to LIBOR plus 11.0% on December 31, 2007. If, by February 29, 2008, the Company has not entered into agreements acceptable to MID for asset sales that would yield aggregate net proceeds sufficient to repay the entire outstanding loan amount, the interest rate increases by an additional 1.0% per annum. An arrangement fee of $2.4 million was paid to MID on closing and there is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $80.0 million maximum loan commitment. In addition, on February 29, 2008, there is an additional arrangement fee equal to 1.0% of the maximum principal amount then available under this facility. The bridge loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise private placement) or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness. The bridge loan is secured by essentially all of the assets of the Company and by guarantees provided by certain subsidiaries of the Company. The guarantees are secured by charges over the lands owned by Golden Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of the Company's subsidiaries. The bridge loan is also cross-defaulted to all other obligations to MID and to other significant indebtedness of the Company and certain of its subsidiaries. Pursuant to the terms of the bridge loan, advances after January 15, 2008 are subject to MID being satisfied that the Company's $40.0 million senior secured revolving credit facility will be further extended to at least April 30, 2008 or that satisfactory refinancing of that facility has been arranged. In addition, the first advance that would result in the then outstanding loan amount under the bridge loan exceeding $40.0 million is subject to MID being satisfied that the Company is in compliance with, can reasonably be expected to be able to implement, and is using all commercially reasonable efforts to implement the debt elimination plan.

    During the year ended December 31, 2007, the Company received loan advances of $38.0 million, incurred interest expense and commitment fees of $1.2 million, and repaid interest and commitment fees of $0.8 million, such that at December 31, 2007, $38.4 million was outstanding under the bridge loan facility, including $0.2 million of accrued interest and commitment fees payable. During the year ended December 31, 2007, the Company incurred $4.2 million of loan origination costs and amortized $1.8 million of loan origination costs, such that at December 31, 2007, $2.5 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. The weighted average interest rate on the borrowings outstanding under the bridge loan at December 31, 2007 is 16.2%.

    In July 2005, as amended on July 26, 2006 and September 29, 2006, a subsidiary of MID provided to the Company a non-revolving bridge loan facility of up to $119.0 million available in three tranches. An arrangement fee of $1.0 million was paid on closing, a second arrangement fee of $0.5 million was paid when the second tranche was made available to the Company, a third arrangement fee of $0.5 million was paid when the third tranche was made available to the Company and a fourth arrangement fee of $0.2 million was paid in connection with the amendments on September 29, 2006. In connection with the amendments on July 26, 2006, there was an extension fee of $0.5 million (0.5% of the amount of the bridge loan then outstanding). This bridge loan facility was fully repaid on November 14, 2006.

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

    (ii)
    Gulfstream Park Project Financing — Tranche 1

    In December 2004, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in Note 22(a)(v) below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company's subsidiaries that own and operate Remington Park and the Palm Meadows Training Center ("Palm Meadows") and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. During the year ended December 31, 2007, the Company received no loan advances (for the year ended December 31, 2006 — $24.9 million; for the year ended December 31, 2005 — $67.0 million), incurred interest expense of $13.7 million (for the year ended December 31, 2006 — $12.8 million; for the year ended December 31, 2005 — $3.6 million), repaid interest of $12.5 million (for the years ended December 31, 2006 and 2005 — nil) and repaid outstanding principal of $2.5 million (for the years ended December 31, 2006 and 2005 — nil), such that at December 31, 2007, $133.5 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. At December 31, 2007, net loan origination costs of $3.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    On September 12, 2007, certain amendments were made to the Gulfstream Park and Remington Park project financings. In return for the lender agreeing to waive any applicable make-whole payments for repayments made under either of the project financings prior to May 31, 2008, the required amendments provide, among other things, that under the Gulfstream Park project financing arrangement: (i) Gulfstream Park's obligations are now guaranteed by the Company; and (ii) $100.0 million of indebtedness under the Gulfstream Park project financings must be repaid by May 31, 2008.

    (iii)
    Gulfstream Park Project Financing — Tranche 2

    On July 26, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments. During the year ended December 31, 2007, the Company received loan advances of $5.5 million (for the year ended December 31, 2006 — $18.8 million; for the year ended December 31, 2005 — nil), incurred interest expense of $2.4 million (for the year ended December 31, 2006 — $0.4 million; for the year ended December 31, 2005 — nil), repaid accrued interest of $2.2 million (for the years ended December 31, 2006 and 2005 — nil), and repaid outstanding principal of $0.4 million (for the years ended December 31, 2006 and 2005 — nil), such that at December 31, 2007, $24.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. At December 31, 2007, net loan origination costs of $0.4 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (iv)
    Gulfstream Park Project Financing — Tranche 3

    On December 22, 2006, certain of the Company's subsidiaries that own and operate Gulfstream Park entered into an additional amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility are made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to the Company. During the year ended December 31, 2007, the Company received loan advances of $13.8 million (for the years ended December 31, 2006 and 2005 — nil), incurred interest expense of $1.0 million (for the years ended December 31, 2006 and 2005 — nil), repaid accrued interest of $0.7 million (for the years ended December 31, 2006 and 2005 — nil), and repaid outstanding principal of $0.2 million (for the years ended December 31, 2006 and 2005 — nil), such that at December 31, 2007, $13.9 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. At December 31, 2007, net loan origination costs of $0.3 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

    (v)
    Remington Park Project Financing

    In July 2005, the Company's subsidiary that owns and operates Remington Park entered into a $34.2 million project financing arrangement with a subsidiary of MID for the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the Gulfstream Park lands and a charge over Palm Meadows and contains cross-guarantee, cross-default and cross-collateralization provisions. During the year ended December 31, 2007, the Company received no loan advances (for the year ended December 31, 2006 — $12.5 million; for the year ended December 31, 2005 — $20.7 million), incurred interest expense of $3.1 million (for the year ended December 31, 2006 — $3.2 million; for the year ended December 31, 2005 — $0.3 million), repaid accrued interest of $2.8 million (for the years ended December 31, 2006 and 2005 — nil), and repaid outstanding principal of $4.2 million (for the year ended December 31, 2006 — $5.0 million; for the year ended December 31, 2005 — nil), such that at December 31, 2007, $27.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. At December 31, 2007, net loan origination costs of $1.2 million have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. The Remington Park project financing has been reflected in discontinued operations (refer to Note 7).

    (vi)
    Future principal repayments on the indebtedness and long-term debt due to parent at December 31, 2007 are scheduled to occur as follows:

	Continuing Operations	Discontinued Operations	Total
2008	$137,003	$397	$137,400
2009	882	180	1,062
2010	977	199	1,176
2011	1,083	220	1,303
2012	1,199	244	1,443
Thereafter	62,966	25,300	88,266

	$204,110	$26,540	$230,650

  (b)
  At December 31, 2007, $4.5 million (December 31, 2006 — $6.5 million) of the funds the Company placed into escrow with MID remains in escrow.

  (c)
  On December 21, 2007, the Company entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna for a purchase price of Euros 20.0 million (U.S. $29.4 million), subject to customary adjustments. The closing of the transaction is expected to occur during the first quarter of 2008 following the satisfaction of customary closing conditions, including the receipt of all necessary regulatory approvals. The net proceeds received on closing will be used to repay debt.

  (d)
  On October 29, 2007, the Company completed a private placement of the Company's Class A Subordinate Voting Stock to Fair Enterprise and received proceeds of $19.6 million, net of transaction costs of $0.4 million. Pursuant to the terms of the subscription agreement entered into on September 13, 2007, Fair Enterprise was issued 8.9 million shares of Class A Subordinate Voting Stock at a price of $2.25 per share. The price per share was set at the greater of (i) 90% of the volume weighted average price per share of Class A Subordinate Voting Stock on Nasdaq for the five trading days commencing on September 13, 2007; and (ii) U.S. $1.91, being 100% of the volume weighted average price per share of Class A Subordinate Voting Stock on Nasdaq for the five trading days immediately preceding September 13, 2007 (the date of announcement of the private placement). Prior to this transaction, Fair Enterprise owned approximately 7.5% of the issued and outstanding Class A Subordinate Voting Stock. Upon the completion of the private placement, the percentage of Class A Subordinate Voting Stock beneficially owned by Fair Enterprise has increased to approximately 21.6% of the issued and outstanding Class A Subordinate Voting Stock, representing approximately 10.8% of the equity of the Company. The shares of Class A Subordinate Voting Stock issued pursuant to the subscription agreement were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

  (e)
  On September 24, 2007, the Company exercised its option to acquire the remaining voting and equity interests in MJC, pursuant to an agreement with certain companies controlled by Joseph De Francis, who was a member of the Company's Board of Directors when the option was exercised, and Karin De Francis. Under the terms of the option agreement, the Company paid $18.3 million plus interest on October 5, 2007.

  (f)
  On June 7, 2007, the Company sold 205 acres of land and buildings, located in Bonsall, California, and on which the San Luis Rey Downs Training Center is situated, to MID for cash consideration of approximately $24.0 million. The Company also has entered into a lease agreement whereby a subsidiary of the Company will lease the property from MID for a three year period on a triple-net lease basis, which provides for a nominal annual rent in addition to operating costs that arise from the use of the property. The lease is terminable at any time by either party on four months notice. The gain on sale of the property of approximately $17.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

  (g)
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

    On February 7, 2007, MID also acquired a 64 acre parcel of excess land at Laurel Park in Howard County, Maryland for cash consideration of $20.0 million. The gain on sale of the excess land of approximately $15.8 million, net of tax, has been reported as a contribution of equity in contributed surplus.

    The Company has been granted profit participation rights in respect of each of these three properties under which it is entitled to receive 15% of the net proceeds from any sale or development after MID achieves a 15% internal rate of return.

  (h)
  The Company has entered into a consulting agreement with MID, dated September 12, 2007, under which MID will provide consulting services to the Company's management and Board of Directors in connection with the debt elimination plan. The Company is required to reimburse MID for its expenses, but there are no fees payable to MID in connection with the consulting agreement. The consulting agreement may be terminated by either party under certain circumstances.

  (i)
  A subsidiary of the Company had an option agreement with MID to acquire 100% of the shares of the MID subsidiary that owns land in Romulus, Michigan. The option agreement expired on December 15, 2006 and, accordingly, the Company expensed approximately $3.0 million of deferred development costs incurred in pursuit of the Romulus, Michigan racing license.

  (j)
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

  (k)
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

    On August 25, 2006, in conjunction with the sale of the Magna Golf Club, the Company entered into an access agreement with Magna for the use of the Magna Golf Club's golf course and the clubhouse meeting, dining and other facilities. The agreement, which expires on August 25, 2011, required a one-time payment of $0.3 million.

  (l)
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

  (m)
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

  (n)
  On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at the Magna Golf Club in Aurora, Ontario, Canada. The agreement, which was retroactive to January 1, 2004, ended on August 25, 2006 as a result of the sale of the Magna Golf Club (refer to Note 22(k)) and stipulated an annual fee of Cdn. $5.0 million. For the year ended December 31, 2007, no amount (for the year ended December 31, 2006 — $2.9 million; for the year ended December 31, 2005 — $4.1 million) has been recognized in discontinued operations related to this agreement.

  (o)
  On November 1, 2004, a wholly-owned subsidiary of the Company entered into an access agreement with Magna and one of its subsidiaries for their use of the golf course and the clubhouse meeting, dining and other facilities at the Fontana Golf Club in Oberwaltersdorf, Austria. The agreement, which was retroactive to March 1, 2004, ended on November 1, 2006 as a result of the sale of the Fontana Golf Club (refer to Note 22(j)) and stipulated an annual fee of Euros 2.5 million. For the year ended December 31, 2007, no amount (for the year ended December 31, 2006 — $2.6 million; for the year ended December 31, 2005 — $3.1 million) has been recognized in discontinued operations related to this agreement.

  (p)
  During the period from January 1, 2006 to July 26, 2006, the Company paid $2.1 million (for the year ended December 31, 2005 — $2.4 million) of rent for totalisator equipment and fees for totalisator services to AmTote, a company in which the Company had a 30% equity interest up to July 26, 2006.

  (q)
  During the year ended December 31, 2007, the Company incurred $3.7 million (for the year ended December 31, 2006 — $3.8 million; for the year ended December 31, 2005 — $4.5 million) of rent for facilities and central shared and other services to Magna and its subsidiaries. At December 31, 2007, amounts due to Magna and its subsidiaries is $2.8 million (December 31, 2006 — $1.4 million).

23.   COMMITMENTS AND CONTINGENCIES

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

  (d)
  The Company has letters of credit issued with various financial institutions of $1.1 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $4.3 million (refer to Note 13(i)).

  (e)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At December 31, 2007, these indemnities amounted to $6.3 million with expiration dates through 2009.

  (f)
  At December 31, 2007, the Company had commitments under operating leases requiring future minimum annual rental payments for the years ending December 31 as follows:

	Continuing Operations	Discontinued Operations	Total
2008	$2,957	$1,536	$4,493
2009	2,270	1,392	3,662
2010	1,952	1,374	3,326
2011	1,096	789	1,885
2012	686	765	1,451
Thereafter	610	23,718	24,328

	$9,571	$29,574	$39,145

    Commitments under operating leases do not include contingent rental payments.

    For the year ended December 31, 2007, payments under these operating leases amounted to approximately $6.0 million (for the year ended December 31, 2006 — $9.4 million; for the year ended December 31, 2005 — $4.2 million). The Company also rents or leases certain totalisator equipment and services from third parties, for which the annual payments are contingent upon handle, live race days and other factors. The Company's rent expense relating to the totalisator equipment and services was $1.6 million for the year ended December 31, 2007 (for the year ended December 31, 2006 — $3.5 million; for the year ended December 31, 2005 — $5.2 million).

    The Company occupies land for the Remington Park racing facility under an operating lease that extends through 2013. The lease also contains options to renew for five 10-year periods after the initial term. The Company is obligated to pay rent based on minimum annual rental payments ranging from $470 thousand to $503 thousand plus one-half of one percent of the pari-mutuel wagers made at the track in excess of $187.0 million during the racing season and one percent of gaming revenue in excess of $60.0 million. The percentage rent was not applicable for the years ended December 31, 2007, 2006 and 2005.

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

    The racetrack and associated land under capital leases at Lone Star Park are included in the Grand Prairie Metropolitan Utility and Reclamation District ("GPMURD"). MEC Lone Star, L.P., a wholly-owned subsidiary of the Company, entered into an agreement with GPMURD, whereby it is required to make certain payments to GPMURD in lieu of property taxes. Such payments include amounts necessary to cover GPMURD operating expenses and debt service for certain bonds issued by GPMURD to fund improvements on the land up to the debt service requirements. The Company expensed $1.7 million of such payments for the year ended December 31, 2007 (for the year ended December 31, 2006 — $2.1 million; for the year ended December 31, 2005 — $1.8 million).

  (g)
  Contractual commitments outstanding at December 31, 2007, which related to construction and development projects, amounted to approximately $4.2 million.

  (h)
  On March 4, 2007, the Company entered into a series of customer-focused agreements with CDI in order to enhance wagering integrity and security, to own and operate HRTV™, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media, a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV™. TrackNet Media is the vehicle through which the Company and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media purchases horse racing content from third parties to be made available through the Company's and CDI's respective outlets. Under the reciprocal content swap agreement, the

    Company and CDI will exchange their respective horse racing signals. To facilitate the sale of 50% of HRTV™ to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007. Both the Company and CDI are required to make quarterly capital contributions, on an equal basis, until October 2009 to fund the operations of HRTV, LLC; however, the Company may under certain circumstances be responsible for additional capital commitments. The Company's share of the required capital contributions to HRTV, LLC is expected to be approximately $7.0 million of which $2.0 million has been contributed to December 31, 2007.

  (i)
  On November 15, 2006, the Company opened the slots facilities at Gulfstream Park. The Company opened the slots facilities despite an August 2006 decision rendered by the Florida First District Court of Appeals that reversed a lower court decision granting summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. The Court ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative, approved by Floridians in the November 2004 election, was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. FLPF filed an application for a rehearing, rehearing en banc before the full panel of the Florida First District Court of Appeals and Certification by the Florida Supreme Court. On November 30, 2006, in a split decision, the en banc court affirmed the August 2006 panel decision and certified the matter to the Florida Supreme Court, which stayed the appellate court ruling pending its jurisdictional review of the matter. On September 27, 2007, the Florida Supreme Court ruled that the matter was not procedurally proper for consideration by the court. Its order effectively remanded the matter to the trial court for a trial on the merits. A trial on the merits will likely take over a year to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. The Company believes that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect and that any allegations of fraud in the securing of the petitions will ultimately be disproved at the trial level, and accordingly, the Company has opened the slots facilities. At December 31, 2007, the carrying value of the fixed assets related to the slots facilities is approximately $29.6 million. If the August 2006 decision rendered by the Florida First District Court of Appeals is correct, the Company may incur a write-down of these fixed assets.

  (j)
  In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed; however, to December 31, 2007, the Company has not made any such contributions. At December 31, 2007, approximately $42.3 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded by a construction loan and equity contributions from Forest City. The Company has reflected its share of equity amounts in excess of $15.0 million, of approximately $5.8 million, as an obligation which is included in "other accrued liabilities" on the accompanying consolidated balance sheets. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. Upon the opening of The Village at Gulfstream Park™, construction of which commenced in June 2007, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal. Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership. The annual cash payments made to the Forest City partner to equalize the partners' initial contribution accounts will not exceed the amount of the annual ground rent.

  (k)
  On September 28, 2006, certain of the Company's affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park. This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation ("Westfield"), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council's approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest. If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended. The first hearings on the merits of the petitioners' claims are scheduled to be heard before the trial judge during the third week of April 2008. To December 31, 2007, the Company has expended approximately

    $9.9 million on these initiatives, of which $3.6 million was paid during the year ended December 31, 2007. These amounts have been recorded as "real estate properties, net" on the accompanying consolidated balance sheets. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs; however, to December 31, 2007, the Company has not made any such payments.

  (l)
  MJC was party to agreements with the Maryland Thoroughbred Horsemen's Association and the Maryland Breeders' Association, which expired on December 31, 2007, under which the horsemen and breeders each contributed 4.75% of the costs of simulcasting to MJC. Without arrangements similar in effect to these agreements, there would be an increase in costs of approximately $2.0 million. At this time, the Company is uncertain as to the renewal of these agreements on comparable terms.

24.   OTHER LONG-TERM LIABILITIES

  (a)
  Other long-term liabilities consist of the following:

	December 31,
	2007	2006
Finance obligation (Note 5)	$11,052	$12,816
Deferred revenue	3,092	—
Pension liability	1,720	2,714
Fair value of interest rate swaps (Note 20(c))	1,315	—
Postretirement liability	407	460
Other	739	786

	$18,325	$16,776

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

    The Company's subsidiary, AmTote, which is consolidated in the Company's results from July 26, 2006 (refer to Note 4) sponsors two pension plans for union employees. Retirement benefits for the pension plans are funded entirely by AmTote. Normal retirement for one of the pension plans is age 65 with at least 30 years of service and normal retirement for the other pension plan is age 65 with at least 5 years of service. Funding requirements comply with federal requirements that are imposed by law.

    The net periodic pension cost of the Company includes the following components:

	Years ended December 31,
	2007	2006	2005
Components of net periodic pension cost:
Service cost	$624	$588	$532
Interest cost on projected benefit obligation	982	837	690
Expected return on plan assets	(1,120)	(807)	(631)
Settlements	(27)	—	—
Amortization of prior service cost	—	18	18
Amortization of net loss	—	87	115

Net periodic pension cost	$459	$723	$724

    The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Years ended December 31,
	2007	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$19,067	$14,592	$14,104
Plans acquired through acquisition of AmTote	—	4,971	—
Service cost	624	588	532
Interest cost	982	837	690
Benefits paid	(682)	(643)	(623)
Actuarial gains	(939)	(993)	(111)
Settlements	(475)	(285)	—

Benefit obligation at end of year	18,577	19,067	14,592

Change in plan assets:
Fair value of plan assets at beginning of year	16,353	11,349	10,688
Plans acquired through acquisition of AmTote	—	4,091	—
Actual return on plan assets	1,144	1,159	840
Company contributions	517	682	444
Benefits paid	(682)	(643)	(623)
Settlements	(475)	(285)	—

Fair value of plan assets at end of year	16,857	16,353	11,349

Funded status of plan (underfunded)	(1,720)	(2,714)	(3,243)
Unrecognized net gain	—	—	2,790

Net pension liability	$(1,720)	$(2,714)	$(453)

Accumulated benefit obligation	$16,446	$16,928	$12,519

    The asset allocation for the Company's defined benefit pension plans are as follows:

	December 31,
	2007	2006	2005
Debt securities	49%	51%	64%
Equity securities	48%	46%	36%
Real estate	3%	3%	—

	100%	100%	100%

    Assumptions used in determining the funded status of the defined benefit pension plans are as follows:

	Years ended December 31,
	2007	2006	2005
Weighted average discount rate	5.5 - 6.5%	5.0 - 6.5%	5.0%
Weighted average rate of increase in compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return	6.5 - 8.5%	6.0 - 9.0%	6.0%

    The expected long-term rate of return on plan assets was determined by considering the plan's current investment mix and the historical and expected future performance of these investment categories.

    The measurement date and related assumptions for the underfunded status of the Company's pension plans are as of December 31.

  (c)
  Postretirement Benefit Plan

    One of the Company's subsidiaries, AmTote, which is consolidated in the Company's results from July 26, 2006 (refer to Note 4) also sponsors a postretirement group medical plan for Tier 1 union employees who retire after the age of 53 with at least 13 years of service. The coverage terminates at age 65. For union plan participants who retired prior to September 1, 1994, coverage is fully provided by AmTote, whereas union plan participants retiring subsequent to September 1, 1994, are required to make certain contributions to obtain coverage. For Tier 1 employees retiring between April 15, 2004 and June 30, 2006, the coverage is replaced by a Company contribution towards the cost of private insurance. For Tier 1 employees retiring after June 30, 2006, postretirement is not available.

    The net periodic benefit cost of the Company for the years ended December 31, 2007 and 2006 is shown below. The Company did not have any postretirement benefit plans for the year ended December 31, 2005.

	Years ended December 31,
	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$1
Interest cost on projected benefit obligation	27	13
Amortization of net loss	—	63

Net periodic benefit cost	$27	$77

    The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

	Years ended December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$460	$—
Plan acquired through acquisition of AmTote	—	495
Service cost	—	1
Interest cost	27	13
Plan participants' contributions	23	—
Benefits paid	(64)	(52)
Actuarial gains	(39)	3

Benefit obligation at end of year	407	460

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Company contributions	41	52
Plan participants' contributions	23	—
Benefits paid	(64)	(52)

Fair value of plan assets at end of year	—	—

Funded status of plan (underfunded) and net postretirement liability	$(407)	$(460)

Accumulated benefit obligation	$407	$460

    Assumptions used in determining the funded status of the Company's postretirement plan are as follows:

	Years ended December 31,
	2007	2006
Weighted average discount rate	6.5%	6.5%
Health care cost trend assumed for next year	10.0%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2009

    The measurement date and related assumptions for the underfunded status of the Company's postretirement plan are as of December 31.

  (d)
  Expected Contributions and Future Benefit Payments

    The expected contributions and future benefit payments of the Company's defined benefit pension plans and postretirement plan are as follows:

	Defined Benefit Pension Plans	Postretirement Plan	Total
Expected employer contributions — 2008	$369	$100	$469

Expected benefit payments:
2008	$1,063	$100	$1,163
2009	955	90	1,045
2010	1,104	67	1,171
2011	924	57	981
2012	1,160	35	1,195
2013-2017	6,339	101	6,440

	$11,545	$450	$11,995

  (e)
  The Company also participates in several multi-employer benefit plans on behalf of its employees who are union members. Company contributions to these plans were $5.1 million in the year ended December 31, 2007 (year ended December 31, 2006 — $4.9 million; year ended December 31, 2005 — $4.0 million). The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which the Company's employees participate.

    The Meadows participates in a multi-employer defined benefit pension plan for which the pension plan's total vested liabilities exceed its assets. An updated actuarial valuation is in the process of being obtained, however, based on allocation information currently provided by the plan, the portion of the estimated unfunded liability for vested benefits attributable to The Meadows is approximately $3.7 million. Effective November 1, 2007, the New Jersey Sports & Exposition Authority withdrew from the plan and effective December 25, 2007, The Meadows also withdrew from the plan. As part of the indemnification obligations under the holdback agreement with Millennium-Oaktree (refer to Note 5), the withdrawal liability that has been triggered as a result of withdrawal from the plan will be offset against the amount owing to the Company under the holdback agreement.

  (f)
  The Company offers a 401(k) plan (the "401(k) Plan") to provide retirement benefits for employees. All employees who meet certain eligibility requirements are able to participate in the 401(k) Plan. Discretionary matching contributions are determined each year by the Company. The Company contributed $1.2 million in the year ended December 31, 2007 (year ended December 31, 2006 — $1.2 million; year ended December 31, 2005 — $0.8 million) to the 401(k) Plan.

25.   SUBSEQUENT EVENTS

  (a)
  On January 7 and 10, 2008, the Company completed the sales transactions with respect to two parcels of excess real estate in Porter, New York for total cash consideration of $1.4 million, net of transaction costs, which was equal to the carrying value of the real estate (refer to Note 6(a)).

  (b)
  On January 31, 2008, the Company's senior secured revolving credit facility with a Canadian financial institution was amended and extended to February 29, 2008 and on February 28, 2008, the facility was further extended to March 31, 2008 (refer to Note 13(i)). Pursuant to the terms of the Company's bridge loan facility with a subsidiary of MID, advances after January 15, 2008 are subject to MID being satisfied that the Company's senior secured revolving credit facility will be further extended to at least April 30, 2008 or that satisfactory refinancing of that facility has been arranged. As the senior secured revolving credit facility was extended to March 31, 2008, MID waived this condition for advances between January 15, 2008 and March 31, 2008.

  (c)
  Effective January 1, 2008, the Company amended its bank term loan of up to Euros 4.0 million to reduce the amount available under the bank term loan facility of up to Euros 3.5 million and increase the interest rate to EONIA plus 3.75% per annum.

  (d)
  On February 12, 2008, the Company amended its Euros 15.0 million term loan facility whereby the first installment of Euros 7.5 million due on February 29, 2008 was extended until March 15, 2008. On March 12, 2008, the first installment was further extended to March 31, 2008.

  (e)
  On February 12, 2008, the Company received notice from The Nasdaq Stock Market advising that, in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company has 180 calendar days, or until August 11, 2008, to regain compliance with the minimum bid price for the Company's publicly held Class A Subordinate Voting Stock required for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Marketplace Rule 4450(a)(5). The Company received this notice because the bid price of its publicly held Class A Subordinate Voting Stock closed below the $1.00 per share minimum for 30 consecutive business days prior to February 12, 2008.

    The notice also states that if, at any time before August 11, 2008, the bid price of the Company's Class A Subordinate Voting Stock on the Nasdaq Global Market closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide the Company with written notification that it has achieved compliance with its listing requirements. However, the notice states that if the Company cannot demonstrate compliance with such rule by August 11, 2008 (or such later date as may be permitted by Nasdaq), the Nasdaq staff will provide the Company with written notification that its Class A Subordinate Voting Stock will be delisted.

    During this 180 calendar day period, the Company's Class A Subordinate Voting Stock will continue to trade on the Nasdaq Global Market. This notification has no effect on the listing of the Company's Class A Subordinate Voting Stock on the Toronto Stock Exchange.

MAGNA ENTERTAINMENT CORP.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Amounts in thousands, U.S. dollars)

				Costs Capitalized Subsequent to Acquisition				Gross Amount at which Carried at Close of Period
		Initial Costs to Company				Foreign Exchange Impact								Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
EXCESS REAL ESTATE
Racing Operations
Santa Anita Park (Arcadia, California, U.S.A.)	52,781	52,500	—	—	281	—	—	52,500	281	52,781	—	n/a	1998	n/a
Gulfstream Park (Hallandale, Florida, U.S.A.)	13,234	14,201	—	(967)	—	—	—	13,234	—	13,234	—	n/a	1999	n/a
Lone Star Park (Grand Prairie, Texas, U.S.A.)	—	4,245	—	—	—	—	—	4,245	—	4,245	—	n/a	2002	n/a
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)(i)	5,869	10,900	—	(5,031)	—	—	—	5,869	—	5,869	—	n/a	2002	n/a
MEC Grundstuckwicklungs GmbH (Ebreichsdorf, Austria)	—	5,462	—	3,651	—	1,886	—	10,999	—	10,999	—	n/a	1996	n/a

	71,884	87,308	—	(2,347)	281	1,886	—	86,847	281	87,128	—

ASSETS HELD FOR SALE
Dixon Downs (Dixon, California, U.S.A.)	19,139	6,584	—	12,533	22	—	—	19,117	22	19,139	—	n/a	2001	n/a
Ocala (Ocala, Florida, U.S.A.)	8,407	7,227	—	1,180	—	—	—	8,407	—	8,407	—	n/a	2002	n/a
MEC Grundstuckwicklungs GmbH (Ebreichsdorf, Austria)	—	4,512	—	—	—	2,107	—	6,619	—	6,619	—	n/a	1996	n/a
New York, U.S.A.(i)	—	725	—	768	—	—	—	1,493	—	1,493	—	n/a	1998	n/a

	27,546	19,048	—	14,481	22	2,107	—	35,636	22	35,658	—

(i)  The following provides a reconciliation of the total amount at which real estate was carried at the beginning of the year to the amount shown in the column "Gross Amount at which Carried at Close of Period":
Maryland Jockey Club (Baltimore, Maryland, U.S.A.)
Balance, beginning of year	$10,900
Deductions during the year:
Cost of real estate sold	(5,031)

Balance, close of year	$5,869

New York, U.S.A.
Balance, beginning of year	$2,990
Additions during the year:
Costs Capitalized	81
Deductions during the year:
Cost of real estate sold	(270)
Writedown of real estate(ii)	(1,308)

Balance, close of year	$1,493

(ii)
The Company entered into sale agreements for three parcels of excess real estate comprising 825 acres in Porter, New York. The Company recognized a non-cash impairment loss of $1.3 million for the year ended December 31, 2007, which represents the excess of the carrying value of the assets over the fair value.

MAGNA ENTERTAINMENT CORP.
SUPPLEMENTARY INFORMATION
Quarterly Information
[U.S. dollars in thousands, except per share figures]
[Unaudited]

For the year ended December 31, 2007	March 31	June 30	September 30	December 31	Total
Revenues	$255,660	$169,539	$83,230	$117,286	$625,715
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")	23,346	2,325	(26,125)	(17,071)	(17,525)
Interest expense, net	11,729	11,448	12,029	15,415	50,621
Depreciation and amortization	9,266	9,646	10,688	12,697	42,297

Income (loss) from continuing operations before income taxes	2,351	(18,769)	(48,842)	(45,183)	(110,443)
Income tax expense (benefit)	(1,168)	3,930	(770)	(4,566)	(2,574)

Income (loss) from continuing operations	3,519	(22,699)	(48,072)	(40,617)	(107,869)
Loss from discontinued operations	(1,050)	(738)	(1,739)	(2,363)	(5,890)

Net income (loss)	2,469	(23,437)	(49,811)	(42,980)	(113,759)

Diluted earnings (loss) per share
Continuing operations	0.03	(0.21)	(0.45)	(0.36)	(0.99)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)	(0.05)

Diluted earnings (loss) per share	$0.02	$(0.22)	$(0.46)	$(0.38)	$(1.04)

For the year ended December 31, 2006	March 31	June 30	September 30	December 31	Total
Revenues	$246,904	$145,215	$79,528	$102,551	$574,198
EBITDA (loss)	22,943	(439)	(21,627)	9,134	10,011
Interest expense, net	12,715	14,759	15,489	14,795	57,758
Depreciation and amortization	8,773	8,854	9,990	11,372	38,989

Income (loss) from continuing operations before income taxes	1,455	(24,052)	(47,106)	(17,033)	(86,736)
Income tax expense (benefit)	(711)	3,126	(863)	(8,676)	(7,124)

Income (loss) from continuing operations	2,166	(27,178)	(46,243)	(8,357)	(79,612)
Income (loss) from discontinued operations	46	840	(4,499)	(4,126)	(7,739)

Net income (loss)	2,212	(26,338)	(50,742)	(12,483)	(87,351)

Diluted earnings (loss) per share
Continuing operations	0.02	(0.26)	(0.43)	(0.08)	(0.74)
Discontinued operations	—	0.01	(0.04)	(0.04)	(0.07)

Diluted earnings (loss) per share	$0.02	$(0.25)	$(0.47)	$(0.12)	$(0.81)

For the year ended December 31, 2005	March 31	June 30	September 30	December 31	Total
Revenues	$227,123	$143,265	$57,143	$99,132	$526,663
EBITDA (loss)	12,432	3,390	(26,640)	(17,483)	(28,301)
Interest expense, net	7,133	7,065	8,280	10,135	32,613
Depreciation and amortization	8,318	8,262	8,561	8,290	33,431

Loss from continuing operations before income taxes	(3,019)	(11,937)	(43,481)	(35,908)	(94,345)
Income tax expense (benefit)	(826)	3,010	(1,336)	(2,087)	(1,239)

Loss from continuing operations	(2,193)	(14,947)	(42,145)	(33,821)	(93,106)
Income (loss) from discontinued operations	(1,927)	(11,957)	7,609	(5,912)	(12,187)

Net loss	(4,120)	(26,904)	(34,536)	(39,733)	(105,293)

Diluted earnings (loss) per share
Continuing operations	(0.02)	(0.14)	(0.39)	(0.32)	(0.87)
Discontinued operations	(0.02)	(0.11)	0.07	(0.05)	(0.11)

Diluted loss per share	$(0.04)	$(0.25)	$(0.32)	$(0.37)	$(0.98)

Revenues, EBITDA (loss), interest expense, depreciation and amortization and income tax expense (benefit) reflect only continuing operations.

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

        Based on this evaluation of the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934) as of December 31, 2007, under the supervision and with the participation of the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        Based on this evaluation carried out, as of December 31, 2007, under the supervision and with the participation of the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the U.S. Securities Exchange Act of 1934) are effective.

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        The effectiveness of our internal controls over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS

To the Shareholders and Board of Directors of Magna Entertainment Corp.

        We have audited Magna Entertainment Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magna Entertainment Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Magna Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magna Entertainment Corp. as at December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a).

Toronto, Canada March 12, 2008	/s/ ERNST & YOUNG LLP Ernst & Young LLP Chartered Accountants Licensed Public Accountants

Item 9B. Other Information

        Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required herein is incorporated by reference from sections of our Proxy Statement titled "Nominees", "Management — Executive Officers", "The Board of Directors and Committees of the Board — Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2007.

Item 11. Executive Compensation

        The information required herein is incorporated by reference from sections of our Proxy Statement titled "The Board of Directors and Committees of the Board — Directors' Compensation", "The Board of Directors and Committees of the Board — Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Corporate Governance, Human Resources and Compensation Committee Report", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required herein is incorporated by reference from the sections of our Proxy Statement titled "Equity-Based Compensation Plan Information" and "Security Ownership", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required herein is incorporated by reference from the section of our Proxy Statement titled "Certain Relationships and Related Transactions", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2007.

Item 14. Principal Accountant Fees and Services

        The information required herein is incorporated by reference from the section of our Proxy Statement titled "Principal Accountant Fees and Services", which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after our fiscal year end of December 31, 2007.

Part IV

Item 15. Exhibits, Financial Statement Schedules

  (a)
  Financial Statements and Schedule

        The following Consolidated Financial Statements of Magna Entertainment Corp. as at or for the year ended December 31, 2007 are included in Part II, Item 8 of this Annual Report:

Report of the Independent Auditors
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders' Equity
Notes to the Consolidated Financial Statements
Schedule III — Real Estate and Accumulated Depreciation

  (b)
  Exhibits

        Please refer to the exhibit index below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2008.

MAGNA ENTERTAINMENT CORP.
By:	/s/ FRANK STRONACH Frank Stronach Interim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ FRANK STRONACH Frank Stronach	Interim Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2008
By:	/s/ RON CHARLES Ron Charles	Chief Operating Officer and Director	March 14, 2008
By:	/s/ BLAKE TOHANA Blake Tohana	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008
By:	/s/ MARY LYN SEYMOUR Mary Lyn Seymour	Vice-President and Controller (Principal Accounting Officer)	March 14, 2008
By:	/s/ ANTHONY R. CAMPBELL Anthony R. Campbell	Director	March 14, 2008
By:	/s/ JERRY D. CAMPBELL Jerry D. Campbell	Director	March 14, 2008
By:	/s/ JENNIFER JACKSON Jennifer Jackson	Director	March 14, 2008
By:	/s/ WILLIAM J. MENEAR William J. Menear	Director	March 14, 2008
By:	/s/ FRANK VASILKIOTI Frank Vasilkioti	Director	March 14, 2008
By:	/s/ CHARLIE J. WILLIAMS Charlie J. Williams	Director	March 14, 2008

EXHIBIT INDEX

        The following documents are filed as part of this Annual Report.

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.1 of the registrant's Report on Form 8-K filed on March 16, 2000).
3.2	By-Laws of Magna Entertainment Corp. (incorporated herein by reference to exhibit 3.2 of the registrant's Report on Form 10-Q filed on May 10, 2004).
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock (incorporated herein by reference to exhibit 4 of the registrant's Registration Statement on Form S-1 originally filed on January 14, 2000 (File number 333-94791).
4.2	Indenture dated as of December 2, 2002, between Magna Entertainment Corp. and The Bank of New York, as trustee, including the form of 7 1/4% Convertible Subordinated Notes due December 15, 2009. (incorporated herein by reference to exhibit 4.1 to registrant's registration statement on Form S-3 filed January 31, 2003 (File number 333-102889)).
4.3	Indenture dated as of June 2, 2003, between Magna Entertainment Corp. and the Bank of New York, as trustee, including the form of 8.55% Convertible Subordinated Notes due June 15, 2010 (incorporated herein by reference to exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed July 25, 2003 (file number 333-107368)).
10.1	Term Loan Credit Agreement dated as of November 15, 1999, as amended from time to time, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the exhibit 10.7 of the registrant's Registration Statement on Form S-1/A originally filed on February 14, 2000 (File number 333-94791)).
10.2	Magna Entertainment Corp. Long-Term Incentive Plan (incorporated herein by reference to exhibit 10.11 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.3	Amendment No. 1 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit 10.21 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.4	Amendment No. 2 to the Term Loan Credit Agreement dated as of November 15, 1999, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit 10.22 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.5	Amendment No. 3 to the Term Loan Credit Agreement dated as of November 1, 2001, between The Santa Anita Companies, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6	Option Agreement dated November 27, 2002 by and among the Company, Joseph LLC, Karin LLC, Joseph A. De Francis and Karin M. De Francis (incorporated herein by reference to exhibit 2.2 to registrant's Report on Form 8-K filed on December 12, 2002.) (Exhibit A to this Agreement has been omitted but will be furnished supplementally to the Commission upon request).
10.7	Employment Agreement between the Company and Blake Tohana dated July 1, 2003 (incorporated herein by reference to exhibit 10.29 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.8	Loan Agreement dated March 5, 2004 between MEC Grundstucksentwicklungs GmbH and Raiffeisenlandesbank Niederosterreich-Wien AG in the amount of Euro 15,000,000 (incorporated herein by reference to exhibit 10.1 to the registrant's Form 10-Q for the Quarter ended March 31, 2004).
10.09	Term Loan Credit Agreement dated as of October 8, 2004 between Wells Fargo Bank, National Association and The Santa Anita Companies, Inc. (incorporated herein by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on October 14, 2004).
10.10	Form of Election for Performance Shares in Lieu of Guaranteed Bonus for W. Thomas Hodgson, Jim McAlpine, Donald Amos, Paul Cellucci, Blake Tohana and certain other employees of the Registrant (incorporated herein by reference to exhibit 10.1 of the Registrant's Report on Form 8-K filed on May 9, 2005).
10.11	Form of Indemnity Agreement dated as of October 31, 2005 (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on November 2, 2005).
10.12	Amended and Restated Credit Agreement between the Registrant and the Bank of Montreal, et al., dated as of July 22, 2005 (incorporated herein by reference to exhibit 10.5 to the registrant's Report on Form 10-Q filed on November 9, 2005).
10.13	First Amending Agreement made as of the 1st day of February, 2006 between the registrant and MID Islandi SF, et al (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on February 9, 2006).
10.14	Separation Agreement between the registrant and W. Thomas Hodgson dated March 31, 2006 (incorporated herein by reference to exhibit 10.3 of the registrant's Report on Form 10-Q filed on May 9, 2006).
10.15	Consulting Agreement made as of April 30, 2006 among MEC Holdings (Canada) Inc., the registrant, McAlpine Capital Advisors Inc. and Jim McAlpine (incorporated herein by reference to exhibit 10.2 of the registrant's Report on Form 10-Q filed on August 9, 2006).
10.16	First Amending Agreement to the Amended and Restated Credit Agreement, dated as of July 22, 2005, between the registrant and the Bank of Montreal, et al, made as of July 26, 2006. (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.17	Second Amending Agreement to the Amended and Restated Credit Agreement, dated as of July 22, 2005, between the registrant and the Bank of Montreal, et al, made as of November 6, 2006. (incorporated herein by reference to exhibit 10.2 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.18	Second Amending Agreement made as of July 26, 2006 between the registrant and MID Islandi, sf., et al. (incorporated herein by reference to exhibit 10.3 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.19	Third Amending Agreement made as of September 26, 2006 between the registrant and MID Islandi SF, et al. (incorporated herein by reference to exhibit 10.4 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.20	Fourth Amending Agreement made as of September 29, 2006 between the registrant and MID Islandi SF, et al. (incorporated herein by reference to exhibit 10.5 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.21	Fifth Amending Agreement made as of November 6, 2006 between the registrant and MID Islandi SF, et al. (incorporated herein by reference to exhibit 10.6 of the registrant's Report on Form 10-Q filed on November 9, 2006).

10.22	Limited Liability Company Agreement of Santa Anita Associates, LLC between Santa Anita Commercial Enterprises, Inc. and Santa Anita Associates Holding Co., LLC, effective as of September 28, 2006 (incorporated herein by reference to exhibit 10.7 of the registrant's Report on Form 10-Q filed on November 9, 2006). (Portions of this document marked with "***" are subject to a pending Confidential Treatment Request filed with the Secretary of the Securities and Exchange Commission and have been filed separately with the Securities and Exchange Commission).
10.23	Letter Agreement between the Registrant and Donald Amos dated October 13, 2006. (incorporated herein by reference to exhibit 10.8 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.24	Second Amended and Restated Loan Agreement made as of the 26th day of July, 2006 between Gulfstream Park Racing Association, Inc. and MID Islandi sf., et al. (incorporated herein by reference to exhibit 10.9 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.25	Amended Stock Purchase Agreement dated as of July 26, 2006 amending the Stock Purchase Agreement, dated November 8, 2005 between the registrant and PA Meadows, LLC. (incorporated herein by reference to exhibit 10.10 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.26	Post-Closing and Note Issuance Agreement, dated as of July 26, 2006 between the registrant and PA Meadows LLC. (incorporated herein by reference to exhibit 10.11 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.27	Racing Services Agreement entered into as of July 26, 2006 by and among the registrant, MEC Pennsylvania Racing Services, Inc., Mountain Laurel Racing, Inc., Washington Trotting Association, Inc., MEC Pennsylvania Racing, Inc., MEC Pennsylvania Food Service, Inc., and MEC Racing Management (incorporated herein by reference to exhibit 10.12 of the registrant's Report on Form 10-Q filed on November 9, 2006).
10.28	Share Purchase Agreement made as of October 31, 2006 between Fontana Beteiligungs GmbH and Magna Steyr Metalforming AG (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on November 7, 2006). (The schedules to this agreement (Schedule A — List of Capitalized Terms; Schedule B — Net Working Capital as of September 30, 2006; and Schedule C — Demerger Agreement) have not been included and will be furnished to Securities and Exchange Commission upon request).
10.29	Asset Purchase Agreement made August 25, 2006 between Magna International Inc. as the Purchaser and MEC Holdings (Canada) Inc. as the Vendor (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on November 8, 2006). (The schedules to this agreement, which are listed in Section 1.6 of the agreement, have not been included and will be furnished to the Securities and Exchange Commission upon request).
10.30	Third Amended and Restated Gulfstream Loan Agreement dated December 22, 2006 between Gulfstream Park Racing Association, Inc., MID Islandi SF, Remington Park, Inc., GPRA Thoroughbred Training Center, Inc. and the registrant (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on December 22, 2006).
10.31	Sixth Amending Agreement dated December 22, 2006 between the registrant and the Guarantors and Bank of Montreal (incorporated herein by reference to exhibit 10.2 of the registrant's Report on Form 8-K filed on December 22, 2006).
10.32	Employment Agreement between the Company and Michael Neuman dated February 27, 2007 (incorporated herein by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on March 5, 2007).

10.33	March 4, 2007 Limited Liability Company Operating Agreement of HRTV, LLC between Churchill Downs Incorporated, Magna Entertainment Corp. and MEC HRTV HOLDCO LLC (incorporated herein by reference to exhibit 10.1 to the registrant's Report on Form 8-K filed on March 6, 2007).
10.34	March 4, 2007 Limited Liability Company Operating Agreement of TRACKNET MEDIA GROUP, LLC between Churchill Downs Incorporated, CD CONTENTCO HC, LLC, the registrant and MEC CONTENT HOLDCO LLC (incorporated herein by reference to exhibit 10.2 to the registrant's report on Form 8-K filed on March 6, 2007).
10.35	Agreement of Purchase and Sale made February 7, 2007 between MI Developments (Maryland) Inc., MI Developments Inc. and Laurel Racing Association Limited Partnership (incorporated herein by reference to exhibit 10.35 of the registrant's Report on Form 10-K for the period ended December 31, 2006 filed March 15, 2007).
10.36	Agreement of Purchase and Sale made March 27, 2007 between 20004 Delaware Inc., Palm Meadows Estates, LLC and GPRA Thoroughbred Training Center, Inc. (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on March 28, 2007).
10.37	Agreement of Purchase and Sale made June 7, 2007 between 20005 Delaware Inc. and SLRD Thoroughbred Training Center, Inc. (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed on June 7, 2007).
10.38	Separation Agreement between the registrant and Michael Neuman effective June 22, 2007 (incorporated herein by reference to exhibit 10.1 of the registrant's Report Form 8-K filed on June 28, 2007).
10.39	Subscription Agreement between the registrant and Fair Enterprise Limited dated September 13, 2007 (incorporated herein by reference to exhibit 10.1 of the registrant's Report on Form 8-K filed September 18, 2007).
10.40	Bridge Loan Agreement between the registrant, the Guarantors and MID ISlandi SF dated as of September 12, 2007 (incorporated herein by reference to exhibit 10.2 of the registrant's Report on Form 8-K filed September 18, 2007).
10.41	Second Amending Agreement in Respect of the Third Amended and Restated Gulfstream Park Loan Agreement between Gulfstream Park Racing Association, Inc., the Guarantors and MID Islandi SF dated as of September 12, 2007 (incorporated herein by reference to exhibit 10.3 of the registrant's Report on Form 8-K filed September 18, 2007).
10.42	Consulting Agreement between the registrant and Greenbrook Capital Partners Inc., effective September 1, 2007 (incorporated herein by reference to exhibit 10.4 of the registrant's Report on Form 8-K filed September 18, 2007).
10.43	Long Term Incentive Plan, as amended (incorporated herein by reference to exhibit 10.3 of the registrant's Report on Form 10-Q for the period ended June 30, 2007 filed August 9, 2007).
10.44	Agreement of Purchase and sale made as of December 21, 2007 with a subsidiary of Magna International Inc.*
12	Statement re: Computation of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Ernst & Young LLP.*
24	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

QuickLinks

INDEX
Part I
U.S. Thoroughbred Pari-Mutuel Wagering Handle (in Billions)
Part II
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (U.S. dollars in thousands, except per share figures)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED BALANCE SHEETS (Refer to Note 1 — Going Concern) (U.S. dollars and share amounts in thousands)
MAGNA ENTERTAINMENT CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (U.S. dollars in thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS
Part III
Part IV
SIGNATURES
EXHIBIT INDEX