Form 10-Q
period 2008-03-31
MAGNA ENTERTAINMENT CORP
filed 2008-05-09
CIK 1093273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☒

The Registrant had 58,158,887 shares of Class A Subordinate Voting Stock and 58,466,056 shares of Class B Stock outstanding as of April 30, 2008.

MAGNA ENTERTAINMENT CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

[Unaudited]

[U.S. dollars in thousands, except per share figures]

	Three months ended
	March 31,
	2008	2007
	(restated-note 5)
Revenues
Racing and gaming
Pari-mutuel wagering	$182,893	$202,338
Gaming	13,637	13,665
Non-wagering	30,831	36,366
	227,361	252,369
Real estate and other
Sale of real estate	1,492	—
Residential development and other	2,123	1,833
	3,615	1,833
	230,976	254,202

Costs, expenses and other income
Racing and gaming
Pari-mutuel purses, awards and other	112,028	126,749
Gaming purses, taxes and other	9,200	9,663
Operating costs	73,185	76,455
General and administrative	13,980	14,654
	208,393	227,521
Real estate and other
Cost of real estate sold	1,492	—
Operating costs	879	1,118
General and administrative	135	179
	2,506	1,297
Predevelopment and other costs	395	505
Depreciation and amortization	11,056	8,650
Interest expense, net	16,037	11,362
Write-down of long-lived assets	5,000	—
Equity loss	836	325
Recognition of deferred gain on The Meadows transaction	(2,013)	—
	242,210	249,660
Income (loss) from continuing operations before income taxes	(11,234)	4,542
Income tax expense (benefit)	1,733	(1,168)
Income (loss) from continuing operations	(12,967)	5,710
Loss from discontinued operations	(33,493)	(3,241)
Net income (loss)	(46,460)	2,469
Other comprehensive income (loss)
Foreign currency translation adjustment	2,489	746
Change in fair value of interest rate swap	(616)	(101)
Comprehensive income (loss)	$(44,587)	$3,114

Earnings (loss) per share for Class A Subordinate Voting Stock and Class B Stock:
Basic and Diluted
Continuing operations	$(0.11)	$0.05
Discontinued operations	(0.29)	(0.03)
Earnings (loss) per share	$(0.40)	$0.02

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period [in thousands]:
Basic	116,625	107,560
Diluted	116,625	137,813

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

[U.S. dollars in thousands]

	Three months ended
	March 31,
	2008	2007
	(restated-note 5)
Cash provided from (used for):

Operating activities of continuing operations:
Income (loss) from continuing operations	$(12,967)	$5,710
Items not involving current cash flows	17,075	8,382
	4,108	14,092
Changes in non-cash working capital balances	(7,685)	(30,110)
	(3,577)	(16,018)

Investing activities of continuing operations:
Real estate property and fixed asset additions	(10,488)	(13,349)
Other asset additions	(1,376)	(1,052)
Proceeds on disposal of real estate properties	1,492	—
Proceeds on disposal of fixed assets	2,054	1,640
Proceeds on real estate sold to parent	—	64,246
	(8,318)	51,485

Financing activities of continuing operations:
Proceeds from bank indebtedness	23,127	15,000
Proceeds from indebtedness and long-term debt with parent	19,074	9,927
Proceeds from long-term debt	2,731	275
Repayment of bank indebtedness	(22,594)	(6,515)
Repayment of indebtedness and long-term debt with parent	(2,216)	(1,680)
Repayment of long-term debt	(3,186)	(13,605)
	16,936	3,402

Effect of exchange rate changes on cash and cash equivalents	57	(105)
Net cash flows provided from continuing operations	5,098	38,764

Cash provided from (used for) discontinued operations:
Operating activities of discontinued operations	(1,162)	(450)
Investing activities of discontinued operations	(908)	(675)
Financing activities of discontinued operations	668	(20,099)
Net cash flows used for discontinued operations	(1,402)	(21,224)

Net increase in cash and cash equivalents during the period	3,696	17,540
Cash and cash equivalents, beginning of period	43,393	58,291
Cash and cash equivalents, end of period	47,089	75,831
Less: cash and cash equivalents, end of period of discontinued operations	(9,631)	(11,777)
Cash and cash equivalents, end of period of continuing operations	$37,458	$64,054

See accompanying notes

MAGNA ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

[REFER TO NOTE 1 – GOING CONCERN]

[Unaudited]

[U.S. dollars and share amounts in thousands]

	March 31,	December 31,
	2008	2007
	(restated-notes 4 & 5)
ASSETS
Current assets:
Cash and cash equivalents	$37,458	$34,152
Restricted cash	25,657	28,264
Accounts receivable	56,401	32,157
Due from parent	1,173	4,463
Income taxes receivable	—	1,234
Inventories	5,682	6,351
Prepaid expenses and other	14,828	9,946
Assets held for sale	34,482	35,658
Discontinued operations	111,197	75,455
	286,878	227,680
Real estate properties, net	705,949	705,069
Fixed assets, net	83,443	85,908
Racing licenses	109,868	109,868
Other assets, net	7,746	10,980
Future tax assets	39,207	39,621
Assets held for sale	—	4,482
Discontinued operations	—	60,268
	$1,233,091	$1,243,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$39,747	$39,214
Accounts payable	73,120	65,351
Accrued salaries and wages	9,768	8,198
Customer deposits	2,923	2,575
Other accrued liabilities	43,161	46,124
Income taxes payable	559	—
Long-term debt due within one year	9,405	10,654
Due to parent	155,851	137,003
Deferred revenue	6,683	4,339
Liabilities related to assets held for sale	876	1,047
Discontinued operations	94,423	75,396
	436,516	389,901
Long-term debt	90,676	89,680
Long-term debt due to parent	67,416	67,107
Convertible subordinated notes	222,799	222,527
Other long-term liabilities	16,877	18,255
Future tax liabilities	80,637	80,076
Discontinued operations	—	13,617
	914,921	881,163

Shareholders’ equity:
Class A Subordinate Voting Stock
(Issued: 2008 and 2007 – 58,159)	339,435	339,435
Class B Stock
(Convertible into Class A Subordinate Voting Stock)
(Issued: 2008 and 2007 – 58,466)	394,094	394,094
Contributed surplus	91,825	91,825
Other paid-in-capital	2,075	2,031
Accumulated deficit	(556,517)	(510,057)
Accumulated comprehensive income	47,258	45,385
	318,170	362,713
	$1,233,091	$1,243,876

See accompanying notes

MAGNA ENTERTAINMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

[All amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures]

1.              GOING CONCERN

These consolidated financial statements of Magna Entertainment Corp. (“MEC” or the “Company”) have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  The Company has incurred a net loss of $46.5 million for the three months ended March 31, 2008, has incurred net losses of $113.8 million, $87.4 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and at March 31, 2008 has an accumulated deficit of $556.5 million and a working capital deficiency of $149.6 million.  At March 31, 2008, the Company had $229.1 million of debt due to mature in the 12-month period ending March 31, 2009, including amounts owing under the Company’s $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on May 23, 2008, amounts owing under its bridge loan facility of up to $80.0 million with a subsidiary of MI Developments Inc. (“MID”), the Company’s controlling shareholder, which is scheduled to mature on May 31, 2008, and the Company’s obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by May 31, 2008.  Accordingly, the Company’s ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renewing or extending current financing arrangements and meeting its obligations with respect to secured and unsecured creditors, none of which is assured.  If the Company is unable to repay its obligations when due or meet required covenants in debt agreements, substantially all of the Company’s other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless the Company is able to obtain waivers or extensions.  On September 12, 2007, the Company’s Board of Directors approved a debt elimination plan designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of the Company’s racing, gaming and technology operations, and a possible future equity issuance.  The success of the debt elimination plan is not assured.  To address short-term liquidity concerns and provide sufficient time to implement the debt elimination plan, the Company arranged $100.0 million of funding in September 2007, comprised of (i) a $20.0 million private placement of the Company’s Class A Subordinate Voting Stock to Fair Enterprise Limited (“Fair Enterprise”), a company that forms part of an estate planning vehicle for the family of Frank Stronach, the Chairman and Interim Chief Executive Officer of the Company, which was completed in October 2007; and (ii) a short-term bridge loan facility of up to $80.0 million with a subsidiary of MID.  Although the Company continues to implement its debt elimination plan, the sale of assets under the debt elimination plan is taking longer than originally contemplated.  As a result, the Company will likely need to seek additional funds in the short-term from one or more possible sources.  The availability of such additional funds is not assured and, if available, the terms thereof are not determinable at this time.  These consolidated financial statements do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Impact of Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 prospectively, except with respect to certain non-financial assets and liabilities which have been deferred.  The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

The following table represents information related to the Company’s financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value:
Cash equivalents	$1,700	$—	$—

Liabilities carried at fair value:
Interest rate swaps	$—	$2,343	$—

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in income.   The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company adopted the provisions of SFAS 159 prospectively.  The Company has elected not to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, as defined in SFAS 159 under the fair value option.  Accordingly, the adoption of SFAS 159 did not have an effect on the Company’s consolidated financial statements.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exception, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141(R) defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141(R) requires recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value at the acquisition date. SFAS 141(R) also provides for the recognition of acquisition costs as expenses when incurred and for expanded disclosures. SFAS 141(R) is effective for acquisitions closing after December 15, 2008, with earlier adoption prohibited.  The Company is currently reviewing SFAS 141(R), but has not yet determined the future impact, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141(R). Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented.  The Company is currently reviewing SFAS 160, but has not yet determined the future impact, if any, on the Company’s consolidated financial statements.

3.              THE MEADOWS TRANSACTION

On November 14, 2006, the Company completed the sale of all of the outstanding shares of Washington Trotting Association, Inc., Mountain Laurel Racing, Inc. and MEC Pennsylvania Racing, Inc. (collectively “The Meadows”), each a wholly-owned subsidiary of the Company, through which the Company owned and operated The Meadows, a standardbred racetrack in Pennsylvania, to PA Meadows, LLC, a company jointly owned by William Paulos and William Wortman, controlling shareholders of Millennium Gaming, Inc., and a fund managed by Oaktree Capital Management, LLC (“Oaktree” and together, with PA Meadows, LLC, “Millennium-Oaktree”).  On closing, the Company received cash consideration of $171.8 million, net of transaction costs of $3.2 million, and a holdback agreement, under which $25.0 million is payable to the Company over a five-year period, subject to offset for certain indemnification obligations.  Under the terms of the holdback agreement, the Company agreed to release the security requirement for the holdback amount, defer subordinate payments under the holdback, defer receipt of holdback payments until the opening of the permanent casino at The Meadows and defer receipt of holdback payments to the extent of available cash flows as defined in the holdback agreement, in exchange for Millennium-Oaktree providing an additional $25.0 million of equity support for PA Meadows, LLC.  The Company also entered into a racing services agreement whereby the Company pays $50 thousand per annum and continues to operate, for its own account, the racing operations at The Meadows for at least five years.  On December 12, 2007, Cannery Casino Resorts, LLC, the parent company of Millennium-Oaktree, announced it had entered into an agreement to sell Millennium-Oaktree to Crown Limited.  If the deal is consummated, either party to the racing services agreement will have the option to terminate the arrangement. The transaction proceeds of $171.8 million were allocated to the assets of The Meadows as follows: (i) $7.2 million was allocated to the long-lived assets representing the fair value of the underlying real estate and fixed assets based on appraised values; and (ii) $164.6 million was allocated to the intangible assets representing the fair value of the racing/gaming licenses based on applying the residual method to determine the fair value of the intangible assets.  On the closing date of the transaction, the net book value of the long-lived assets was $18.4 million, resulting in a non-cash impairment loss of $11.2 million relating to the long-lived assets, and the net book value of the intangible assets was $32.6 million, resulting in a gain of $132.0 million on the sale of the intangible assets.  This gain was reduced by $5.6 million, representing the net estimated present value of the operating losses expected over the term of the racing services agreement.  Accordingly, the net gain recognized by the Company on the disposition of the intangible assets was $126.4 million for the year ended December 31, 2006.

Given that the racing services agreement was effectively a lease of property, plant and equipment and since the amount owing under the holdback note is to be paid to the extent of available cash flows as defined in the holdback agreement, the Company was deemed to have continuing involvement with the long-lived assets for accounting purposes.  As a result, the sale of The Meadows’ real estate and fixed assets was precluded from sales recognition and not accounted for as a sale-leaseback, but rather using the financing method of accounting under U.S. GAAP.  Accordingly, $12.8 million of the proceeds were deferred, representing the fair value of long-lived assets of $7.2 million and the net present value of the operating losses expected over the term of the racing services agreement of $5.6 million, and recorded as “other long-term liabilities” on the consolidated balance sheet at the date of completion of the transaction.  The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive income (loss) over the five-year term of the racing services agreement and/or at the point when the sale-leaseback subsequently qualifies for sales recognition.  For the three months ended March 31, 2008 and 2007, the Company recognized $0.1 million and $0.4 million, respectively, of the deferred proceeds in income, which is recorded as an offset to racing and gaming “general and administrative” expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

Effective January 1, 2008, The Meadows entered into an agreement with The Meadows Standardbred Owners Association, which expires on December 31, 2009, whereby the horsemen will make contributions to subsidize backside maintenance and marketing expenses at The Meadows.  As a result, the Company revised its estimate of the operating losses expected over the remaining term of the racing services agreement, which resulted in an additional $2.0 million of deferred gain being recognized in income for the three months ended March 31, 2008.  At March 31, 2008, the remaining balance of the deferred proceeds is $8.9 million.  With respect to the $25.0 million holdback agreement, the Company will recognize this consideration upon the settlement of the indemnification obligations and as payments are received (refer to Note 14[k]).

4.              ASSETS HELD FOR SALE

[a]

In November and December 2007, the Company entered into sale agreements for three parcels of excess real estate comprising approximately 825 acres in Porter, New York, subject to the completion of due diligence by the purchasers and customary closing conditions.  The sale of one parcel was completed in December 2007 for cash consideration of $0.3 million, net of transaction costs, and the sales of the remaining two parcels were completed in January 2008 for total cash consideration of $1.5 million, net of transaction costs.  The two parcels of excess real estate for which the sales were completed in January 2008 have been reflected as “assets held for sale” on the consolidated balance sheet at December 31, 2007.  The net proceeds received on closing were used to repay a portion of the bridge loan facility of up to $80.0 million with a subsidiary of MID during the three months ended March 31, 2008.

[b]

On December 21, 2007, the Company entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna International Inc. (“Magna”), a related party, for a purchase price of Euros 20.0 million (U.S. $31.6 million).  The sale transaction was completed on April 11, 2008.  Of the net proceeds that were received on closing, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds was used to repay a portion of the bridge loan facility of up to $80.0 million with a subsidiary of MID.

[c]

On August 9, 2007, the Company announced its intention to sell real estate properties located in Dixon, California and Ocala, Florida. In addition, in March 2008, the Company committed to a plan to sell excess real estate located in Oberwaltersdorf, Austria. The Company has initiated an active program to locate potential buyers for these properties and has listed the properties for sale with a real estate broker. Accordingly, at March 31, 2008 and December 31, 2007, these real estate properties are classified as “assets held for sale” on the consolidated balance sheets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with the terms of the Company’s bridge loan agreement with a subsidiary of MID, the Company is required to use the net proceeds from the sale of these real estate properties to pay down principal amounts outstanding under the bridge loan and the amount of such net proceeds will permanently reduce the committed amount of the bridge loan.

[d]

The Company’s assets held for sale and related liabilities at March 31, 2008 and December 31, 2007 are shown below.  All assets held for sale and related liabilities are classified as current at March 31, 2008 as the assets and related liabilities described in sections [a] through [c] above have been or are expected to be sold within one year from the consolidated balance sheet date.

	March 31,	December 31,
	2008	2007
ASSETS
Real estate properties, net
Dixon, California (refer to Note 6)	$14,139	$19,139
Ocala, Florida	8,407	8,407
Ebreichsdorf, Austria	7,135	6,619
Oberwaltersdorf, Austria	4,801	—
Porter, New York	—	1,493
	34,482	35,658
Oberwaltersdorf, Austria	—	4,482
	$34,482	$40,140

LIABILITIES
Future tax liabilities	$876	$1,047

[e]          On September 12, 2007, the Company’s Board of Directors approved a debt elimination plan designed to eliminate net debt by generating funding from the sale of certain assets, entering into strategic transactions involving the Company’s racing, gaming and technology operations, and a possible future equity issuance.  In addition to the sales of real estate described in sections [a] through [c] above, the debt elimination plan also contemplates the sale of real estate properties located in Aventura and Hallandale, Florida, both adjacent to Gulfstream Park and in Anne Arundel County, Maryland, adjacent to Laurel Park.  The Company also intends to explore selling its membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that the Company is pursuing under joint venture arrangements with Forest City Enterprises, Inc. (“Forest City”) and Caruso Affiliated, respectively.  The Company also intends to sell Great Lakes Downs in Michigan, Thistledown in Ohio, and its interest in Portland Meadows in Oregon.  The Company also intends to explore other strategic transactions involving other racing, gaming and technology operations, including: partnerships or joint ventures in respect of the existing gaming facility at Gulfstream Park; partnerships or joint ventures in respect of potential alternative gaming operations at certain of the Company’s other racetracks that currently do not have gaming operations; the sale of Remington Park, a horse racetrack and gaming facility in Oklahoma City; and transactions involving the Company’s technology operations, which may include one or more of the assets that comprise the Company’s PariMax business.

For those properties that have not been classified as held for sale as noted in sections [a] through [c] above, the Company has determined that they do not meet all of the criteria required in SFAS 144 for the following reasons and, accordingly, these assets continue to be classified as held and used at March 31, 2008:

•                  Real estate properties located in Aventura and Hallandale, Florida (adjacent to Gulfstream Park):  At March 31, 2008, the Company had not established a selling price for these properties since it had not completed its market price analysis.  Also, the Company had not initiated an active program to locate a buyer for these assets as the properties had not been listed for sale with an external agent and were not being actively marketed for sale.

•                  Real estate property in Anne Arundel County, Maryland (adjacent to Laurel Park):  At March 31, 2008, the Company had not established a selling price for this property since it had not completed its market price analysis.  Also, the Company had not initiated an active program to locate a buyer for this asset as the property had not been listed for sale with an external agent and was not being actively marketed for sale.  In addition, given the near term potential for a legislative change to permit video lottery terminals at Laurel Park and the possible effect on the Company’s development plans for the overall property is such that at March 31, 2008, the Company does not expect to complete the sale of this asset within one year.

•                  Membership interest in the mixed-use development at Gulfstream Park with Forest City and membership interest in the mixed-use development at Santa Anita Park with Caruso Affiliated:  At March 31, 2008, the Company had not established a selling price for either of these assets since it had not completed its market analysis and independent appraisal process.  As such, these assets were not being actively marketed for sale at a price that is reasonable in relation to their current fair value.

The following assets have met the criteria of SFAS 144 to be reflected as assets held for sale and also met the requirements to be reflected as discontinued operations at March 31, 2008 and have been presented accordingly:

•                  Great Lakes Downs: In October 2007, the property was listed for sale with a real estate broker.  The 2007 race meet at Great Lakes Downs concluded on November 4, 2007 and the facility was then closed.  In order to facilitate the sale of this property, the Company re-acquired Great Lakes Downs from Richmond Racing Co., LLC in December 2007 pursuant to a prior existing option right.

•                  Thistledown and Remington Park: In September 2007, the Company engaged a U.S. investment bank to assist in soliciting potential purchasers and managing the sale process for certain assets contemplated in the debt elimination plan.  In October 2007, the U.S. investment bank initiated an active program to locate potential buyers and began marketing these assets for sale.

•                  Portland Meadows: In November 2007, the Company initiated an active program to locate potential buyers and began marketing this asset for sale.

[f]

The Company owns Magna Racino™, a horse racetrack and associated entertainment facility in Ebreichsdorf, Austria.  In March 2008, the Company committed to a plan to sell Magna Racino™.  The Company has initiated an active program to locate potential buyers and began marketing the assets for sale.  As a result, these assets have met the criteria of SFAS 144 to be reflected as discontinued operations at March 31, 2008 and have been presented accordingly.

5.              DISCONTINUED OPERATIONS

[a]          As part of the debt elimination plan approved by the Board of Directors (refer to Note 4[e]), the Company intends to sell Great Lakes Downs in Michigan, Thistledown in Ohio, Portland Meadows in Oregon and Remington Park in Oklahoma City.  In addition, the Company intends to sell Magna Racino™ (refer to Note 4[f]).  Accordingly, at March 31, 2008, these operations have been classified as discontinued operations.

[b]         The Company’s results of operations related to discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended
	March 31,
	2008	2007
Results of Operations
Revenues	$29,755	$29,972
Costs and expenses	29,115	30,285
	640	(313)
Predevelopment and other costs	154	25
Depreciation and amortization	605	1,764
Interest expense, net	1,080	1,139
Write-down of long-lived assets (refer to Note 6)	32,294	—
Loss from discontinued operations	$(33,493)	$(3,241)

The Company’s assets and liabilities related to discontinued operations at March 31, 2008 and December 31, 2007 are shown below.  All assets and liabilities related to discontinued operations are classified as current at March 31, 2008 as they are expected to be sold within one year from the consolidated balance sheet date.

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,631	$9,241
Restricted cash	12,092	7,069
Accounts receivable	3,842	6,602
Inventories	440	426
Prepaid expenses and other	2,385	1,386
Real estate properties, net	58,122	39,094
Fixed assets, net	11,032	11,531
Other assets, net	106	106
Future tax assets	13,547	—
	111,197	75,455
Real estate properties, net	—	41,941
Fixed assets, net	—	4,764
Other assets, net	—	16
Future tax assets	—	13,547
	—	60,268
	$111,197	$135,723

LIABILITIES
Current liabilities:
Accounts payable	$12,936	$9,146
Accrued salaries and wages	1,428	946
Other accrued liabilities	9,930	11,354
Income taxes payable	3,436	3,182
Long-term debt due within one year	23,664	22,096
Due to parent (refer to Note 13[a][v])	417	397
Deferred revenue	1,209	1,257
Long-term debt	91	115
Long-term debt due to parent (refer to Note 13[a][v])	26,857	26,143
Other long-term liabilities	908	760
Future tax liabilities	13,547	—
	94,423	75,396
Other long-term liabilities	—	70
Future tax liabilities	—	13,547
	—	13,617
	$94,423	$89,013

6.              WRITE-DOWN OF LONG-LIVED ASSETS

When long-lived assets are identified by the Company as available for sale, if necessary, the carrying value is reduced to the estimated fair value less selling costs.  Fair value less selling costs is evaluated at each interim reporting period based on discounted future cash flows of the assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

Write-downs relating to long-lived assets recognized are as follows:

	Three months ended
	March 31,
	2008	2007
Assets held for sale
Dixon, California real estate (i)	$5,000	$—

Discontinued operations
Magna Racino™ (ii)	$29,195	$—
Portland Meadows (iii)	3,099	—
	$32,294	$—

(i)

As a result of significant weakness in the Northern California real estate market and the U.S. financial market, the Company recorded an impairment charge of $5.0 million related to the Dixon, California real estate property in the three months ended March 31, 2008, which represents the excess of the carrying value of the asset over the estimated fair value less selling costs.  The impairment charge is included in the real estate and other operations segment.

(ii)

As a result of the classification of Magna Racino™ as discontinued operations at March 31, 2008, the Company recorded an impairment charge of $29.2 million in the three months ended March 31, 2008, which represents the excess of the carrying value of the assets over the estimated fair value less selling costs.  The impairment charge is included in discontinued operations on the consolidated statements of operations and comprehensive income (loss).

(iii)

In June 2003, the Oregon Racing Commission (“ORC”) adopted regulations that permitted wagering through Instant Racing terminals as a form of pari-mutuel wagering at Portland Meadows (the “Instant Racing Rules”).  In September 2006, the ORC granted a request by Portland Meadows to offer Instant Racing under its 2006-2007 race meet license.  In June 2007, the ORC, acting under the advice of the Oregon Attorney General, temporarily suspended and began proceedings to repeal the Instant Racing Rules.  In September 2007, the ORC denied a request by Portland Meadows to offer Instant Racing under its 2007-2008 race meet license.  In response to this denial, the Company requested the holding of a contested case hearing, which took place in January 2008.  On February 27, 2008, the Office of Administrative Hearings released a proposed order in the Company’s favor approving Instant Racing as a legal wager at Portland Meadows.  However, on April 25, 2008, the ORC issued an order rejecting that recommendation.  Based on the ORC’s order to reject the Office of Administrative Hearings’ recommendation, the Company recorded an impairment charge of $3.1 million related to the Instant Racing terminals and build-out of the Instant Racing facility in the three months ended March 31, 2008, which is included in discontinued operations on the consolidated statements of operations and comprehensive income (loss).

7.              INCOME TAXES

In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances.  The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to income (loss) from continuing operations before income taxes for the three months ended March 31, 2008 and 2007, resulting in an income tax expense of $1.7 million for the three months ended March 31, 2008 and an income tax benefit of $1.2 million for the three months ended March 31, 2007.  The income tax expense for the three months ended March 31, 2008 primarily represents valuation allowances recorded against future tax assets in certain U.S. operations that, effective January 1, 2008, were included in the Company’s U.S. consolidated income tax return.  The income tax benefit for the three months ended March 31, 2007 primarily represents losses benefited in certain U.S. operations that were not included in the Company’s U.S. consolidated income tax return.

8.              BANK INDEBTEDNESS

The Company’s bank indebtedness consists of the following short-term bank loans:

	March 31,	December 31,
	2008	2007
$40.0 million senior secured revolving credit facility (i)	$34,891	$34,891
$7.5 million revolving loan facility (ii)	2,702	3,499
$3.0 million revolving credit facility (iii)	2,154	824
	$39,747	$39,214

(i)             The Company has a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on March 31, 2008, but was extended to April 30, 2008 (refer to Note 16[a]).  The credit facility is available by way of U.S. dollar loans and letters of credit.  Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company.  At March 31, 2008, the Company had borrowings of $34.9 million (December 31, 2007 – $34.9 million) and had issued letters of credit totalling $3.4 million (December 31, 2007 – $4.3 million) under the credit facility, such that $1.7 million was unused and available.  The loans under the facility bear interest at the U.S. base rate plus 5% or the London Interbank Offered Rate (“LIBOR”) plus 6%.  The weighted average interest rate on the loans outstanding under the credit facility at March 31, 2008 was 8.7% (December 31, 2007 – 11.0%).

At March 31, 2008, the Company was not in compliance with one of the financial covenants contained in the credit agreement.  A waiver was obtained from the lender on April 30, 2008 for the financial covenant breach at March 31, 2008.

(ii)          A wholly-owned subsidiary of the Company that owns and operates Santa Anita Park has a $7.5 million revolving loan agreement under its existing credit facility with a U.S. financial institution, which matures on October 31, 2012.  The revolving loan agreement requires that the aggregate outstanding principal be fully repaid for a period of 60 consecutive days during each year, is guaranteed by the Company’s wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated (“LATC”) and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. (“SAC”) and a pledge of all of the outstanding capital stock of LATC and SAC.  At March 31, 2008, the Company had borrowings of $2.7 million (December 31, 2007 – $3.5 million) under the revolving loan agreement.  Borrowings under the revolving loan agreement bear interest at the U.S. prime rate.  The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at March 31, 2008 was 5.3% (December 31, 2007 – 7.3%).

(iii)       A wholly-owned subsidiary of the Company, AmTote International, Inc. (“AmTote”), has a $3.0 million revolving credit facility with a U.S. financial institution to finance working capital requirements, which matures on May 1, 2008 (refer to Note 16[b]).  The credit facility is available by way of U.S. dollar loans and letters of credit and bears interest at LIBOR plus 2.75%.  Loans under the credit facility are secured by a first charge on the assets and a pledge of stock of AmTote.  At March 31, 2008, the Company had borrowings of $2.2 million (December 31, 2007 - $0.8 million) and had issued no letters of credit (December 31, 2007 – nil) under the credit facility.  The weighted average interest rate on the loans outstanding under the credit facility at March 31, 2008 was 5.6% (December 31, 2007 - 7.7%).

9.              CAPITAL STOCK

[a]          Class A Subordinate Voting Stock and Class B Stock at March 31, 2008 and December 31, 2007 are shown in the table below (number of shares and stated value have been rounded to the nearest thousand).  For the three months ended March 31, 2008, there were no issuances of the Company’s Class A Subordinate Voting Stock or Class B Stock.

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2007 and March 31, 2008	58,159	$339,435	58,466	$394,094	116,625	$733,529

[b]         The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding at March 31, 2008 were exercised or converted:

Number of Shares
Class A Subordinate Voting Stock outstanding	58,159
Class B Stock outstanding	58,466
Options to purchase Class A Subordinate Voting Stock	4,750
8.55% Convertible Subordinated Notes, convertible at $7.05 per share	21,276
7.25% Convertible Subordinated Notes, convertible at $8.50 per share	8,824
151,475

10.       LONG-TERM INCENTIVE PLAN

The Company’s Long-term Incentive Plan (the “Incentive Plan”) (adopted in 2000 and amended in 2007) allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. A maximum of 9.2 million shares of Class A Subordinate Voting Stock remain available to be issued under the Incentive Plan, of which 7.8 million are available for issuance pursuant to stock options and tandem stock appreciation rights and 1.4 million are available for issuance pursuant to any other type of award under the Incentive Plan.

Under a 2005 incentive compensation program, the Company awarded performance shares of Class A Subordinate Voting Stock to certain officers and key employees.  The number of shares of Class A Subordinate Voting Stock underlying the performance share awards was based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors of the Company.  These performance shares vested over a six or eight month period to December 31, 2005 and were distributed, subject to certain conditions, in two equal instalments.  The first distribution occurred in March 2006 and the second distribution occurred in March 2007.  For 2006, the Company continued the incentive compensation program as described above.  The program was similar in all respects except that the 2006 performance shares vested over a 12-month period to December 31, 2006 and were distributed, subject to certain conditions, in March 2007.  Accordingly, for the three months ended March 31, 2007, the Company issued 174,749 of these vested performance share awards with a stated value of $0.6 million and 6,477 performance share awards were forfeited.  No performance share awards remain to be issued subsequent to March 31, 2007 under the 2005 and 2006 incentive compensation arrangements and there is no unrecognized compensation expense related to these performance share award arrangements.

For the three months ended March 31, 2008, no shares were issued to the Company’s directors in payment of services rendered (for the three months ended March 31, 2007 - 30,941 shares were issued with a stated value of $0.1 million).

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

Information with respect to shares subject to option is as follows (number of shares subject to option in the following table is expressed in whole numbers and has not been rounded to the nearest thousand):

	Shares Subject to Option		Weighted Average Exercise Price
	2008	2007	2008	2007
Balance outstanding at beginning of year	4,950,000	4,905,000	$5.82	$6.08
Forfeited or expired(i)	(200,000)	(166,000)	5.56	6.74
Balance outstanding at March 31	4,750,000	4,739,000	$5.83	$6.06

(i)             For the three months ended March 31, 2008 and 2007, options forfeited or expired were as a result of employment contracts being terminated and voluntary employee resignations.  No options that were forfeited were subsequently reissued.

Information regarding stock options outstanding is as follows:

	Options Outstanding		Options Exercisable
	2008	2007	2008	2007
Number	4,750,000	4,739,000	4,348,334	4,290,968
Weighted average exercise price	$5.83	$6.06	$5.99	$6.06
Weighted average remaining contractual life (years)	3.2	4.0	2.7	3.5

At March 31, 2008, the 4,750,000 stock options outstanding had exercise prices ranging from $2.78 to $7.00 per share. The average fair value of the stock option grants for the three months ended March 31, 2008 and 2007 using the Black-Scholes option valuation model was not applicable given that there were no options granted during the respective periods.

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

The Company recognized nominal compensation expense for the three months ended March 31, 2008 (for the three months ended March 31, 2007 – $0.1 million) related to stock options.  At March 31, 2008, the total unrecognized compensation expense related to stock options is $0.3 million, which is expected to be recognized as an expense over a period of 3.5 years.

For the three months ended March 31, 2008, the Company recognized nominal total compensation expense (for the three months ended March 31, 2007 – $0.2 million) relating to director compensation and stock options under the Incentive Plan.

11.       OTHER PAID-IN-CAPITAL

Other paid-in-capital consists of accumulated stock option compensation expense less the fair value of stock options at the date of grant that have been exercised and reclassified to share capital.  Changes in other paid-in-capital for the three months ended March 31, 2008 and 2007 are shown in the following table:

	2008	2007
Balance at beginning of year	$2,031	$1,410
Stock-based compensation expense	44	73
Balance at March 31	$2,075	$1,483

12.       EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
	Basic and Diluted	Basic	Diluted
Income (loss) from continuing operations	$(12,967)	$5,710	$5,710
Loss from discontinued operations	(33,493)	(3,241)	(3,241)
Net income (loss)	(46,460)	2,469	2,469
Interest, net of related tax on convertible subordinated notes	—	—	4,616
	$(46,460)	$2,469	$7,085

Weighted average number of shares outstanding:
Class A Subordinate Voting Stock	58,159	49,094	79,347
Class B Stock	58,466	58,466	58,466
Weighted average number of shares outstanding	116,625	107,560	137,813

Earnings (loss) per share:
Continuing operations	$(0.11)	$0.05	$0.05
Discontinued operations	(0.29)	(0.03)	(0.03)
Earning (loss) per share	$(0.40)	$0.02	$0.02

As a result of the net loss for the three months ended March 31, 2008, options to purchase 4,750,000 shares and notes convertible into 30,100,124 shares have been excluded from the computation of diluted loss per share since their effect is anti-dilutive.

13.       TRANSACTIONS WITH RELATED PARTIES

[a]          The Company’s indebtedness and long-term debt due to parent consists of the following:

	March 31, 2008	December 31, 2007
Bridge loan facility (i)	$54,536	$35,889
Gulfstream Park project financing
Tranche 1 (ii)	130,052	130,324
Tranche 2 (iii)	24,495	24,304
Tranche 3 (iv)	14,184	13,593
	223,267	204,110
Less: due within one year	(155,851)	(137,003)
	$67,416	$67,107

(i)             Bridge Loan Facility

                        On September 12, 2007, the Company entered into a bridge loan agreement with a subsidiary of MID pursuant to which up to $80.0 million of financing is being made available to the Company, subject to certain conditions.  The bridge loan matures on May 31, 2008, is non-revolving and bears interest at a rate of LIBOR plus 12.0% per annum.  An arrangement fee of $2.4 million was paid to MID on September 12, 2007, which was the closing date of the bridge loan facility, and an additional arrangement fee of $0.8 million was charged by MID on February 29, 2008, which was equal to 1.0% of the maximum principal amount then available under this facility.  There is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $80.0 million maximum loan commitment.  The bridge loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise private placement which was completed on October 29, 2007) or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness.  The bridge loan is secured by essentially all of the assets of the Company and by guarantees provided by certain subsidiaries of the Company.  The guarantees are secured by charges over the lands owned by Golden Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of the Company’s subsidiaries.  The bridge loan is also cross-defaulted to all other obligations to MID and to other significant indebtedness of the Company and certain of its subsidiaries.

For the three months ended March 31, 2008, the Company received loan advances of $18.6 million, repaid outstanding principal of $1.8 million, incurred interest expense and commitment fees of $1.8 million, and repaid interest and commitment fees of $1.7 million, such that at March 31, 2008, $56.1 million was outstanding under the bridge loan facility, including $0.4 million of accrued interest and commitment fees payable.  In addition, for the three months ended March 31, 2008, the Company amortized $1.7 million of loan origination costs, such that at March 31, 2008, $1.5 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.  The weighted average interest rate on the borrowings outstanding under the bridge loan at March 31, 2008 is 15.1%.

(ii)          Gulfstream Park Project Financing – Tranche 1

In December 2004, certain of the Company’s subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park.  This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in Note 13[a][v] below.  The project financing was made by way of progress draw advances to fund reconstruction.  The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  The loan contains cross-guarantee, cross-default and cross-collateralization provisions.  The loan is guaranteed by the Company’s subsidiaries that own and operate Remington Park and the Palm Meadows Training Center (“Palm Meadows”) and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits.

For the three months ended March 31, 2008, the Company repaid outstanding principal of $0.4 million (for the three months ended March 31, 2007 – $1.5 million), incurred interest expense of $3.4 million (for the three months ended March 31, 2007 – $3.4 million), and repaid interest of $3.4 million (for the three months ended March 31, 2007 - $2.3 million), such that at March 31, 2008, $133.1 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable.  In addition, for the three months ended March 31, 2008, the Company amortized $0.1 million (for the three months ended March 31, 2007 - $0.1 million) of loan origination costs, such that at March 31, 2008, $3.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

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

(iii)       Gulfstream Park Project Financing – Tranche 2

On July 26, 2006, certain of the Company’s subsidiaries that own and operate Gulfstream Park entered into an amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines.  The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan.  Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche.  The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park’s total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche.  A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on July 26, 2006.

For the three months ended March 31, 2008, the Company received no loan advances (for the three months ended March 31, 2007 - $2.3 million), repaid outstanding principal of $0.1 million (for the three months ended March 31, 2007 – $0.2 million), incurred interest expense of $0.6 million (for the three months ended March 31, 2007 – $0.5 million), and repaid interest of $0.6 million (for the three months ended March 31, 2007 - $0.3 million), such that at March 31, 2008, $24.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable.  In addition, for the three months ended March 31, 2008, the Company amortized $0.3 million (for the three months ended March 31, 2007 - $0.1 million) of loan origination costs, such that at March 31, 2008, $0.2 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

(iv)      Gulfstream Park Project Financing – Tranche 3

On December 22, 2006, certain of the Company’s subsidiaries that own and operate Gulfstream Park entered into an additional amending agreement relating to the existing Gulfstream Park project financing arrangement with a subsidiary of MID by adding an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 slot machines.  This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually.  Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan.  Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase two of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche.  A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available to the Company.

For the three months ended March 31, 2008, the Company received loan advances of $0.4 million (for the three months ended March 31, 2007 - $8.0 million), repaid a nominal amount of outstanding principal (for the three months ended March 31, 2007 – nil), incurred interest expense of $0.4 million (for the three months ended March 31, 2007 – $0.1 million, which was capitalized to the principal balance of the loan), and repaid interest of $0.4 million (for the three months ended March 31, 2007 - nil), such that at March 31, 2008, $14.3 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable.  In addition, for the three months ended March 31, 2008, the Company amortized $0.2 million (for the three months ended March 31, 2007 - $0.1 million) of loan origination costs, such that at March 31, 2008, $0.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

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

For the three months ended March 31, 2008, the Company received loan advances of $1.0 million (for the three months ended March 31, 2007 - nil), repaid outstanding principal of $0.3 million (for the three months ended March 31, 2007 – $0.4 million), incurred interest expense of $0.7 million (for the three months ended March 31, 2007 – $0.8 million), and repaid interest of $0.7 million (for the three months ended March 31, 2007 - $0.5 million), such that at March 31, 2008, $28.4 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable.  In addition, for the three months ended March 31, 2008 and 2007, the Company amortized a nominal amount of loan origination costs, such that at March 31, 2008, $1.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.  The Remington Park project financing has been reflected in discontinued operations (refer to Note 5).

[b]   At March 31, 2008, $1.2 million (December 31, 2007 – $4.5 million) of the funds the Company placed into escrow with MID remains in escrow.

[c]   On December 21, 2007, the Company entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna for a purchase price of Euros 20.0 million (U.S. $31.6 million).  The sale transaction was completed on April 11, 2008.  Of the net proceeds that were received on closing, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds was used to repay a portion of the bridge loan facility of up to $80.0 million with a subsidiary of MID.

[d]   On March 28, 2007, the Company sold a 157 acre parcel of excess land adjacent to Palm Meadows, located in Palm Beach County, Florida and certain development rights to MID for cash consideration of $35.0 million.  The gain on sale of the excess land and development rights of approximately $16.7 million, net of tax, has been reported as a contribution of equity in contributed surplus.

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

[e]   The Company has entered into a consulting agreement with MID, dated September 12, 2007, under which MID will provide consulting services to the Company’s management and Board of Directors in connection with the debt elimination plan.  The Company is required to reimburse MID for its expenses, but there are no fees payable to MID in connection with the consulting agreement. The consulting agreement may be terminated by either party under certain circumstances.

[f]    For the three months ended March 31, 2008, the Company incurred $0.9 million (for the three months ended March 31, 2007 – $0.8 million) of rent for facilities and central shared and other services to Magna and its subsidiaries.  At March 31, 2008, amounts due to Magna and its subsidiaries totaled $3.5 million (December 31, 2007 – $2.8 million).

14.  COMMITMENTS AND CONTINGENCIES

[a]   The Company generates a substantial amount of its revenues from wagering activities and, therefore, it is subject to the risks inherent in the ownership and operation of its racetracks.  These include, among others, the risks normally associated with changes in the general economic climate, trends in the gaming industry, including competition from other gaming institutions and state lottery commissions, and changes in tax laws and gaming laws.

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

[d]   The Company has letters of credit issued with various financial institutions of $1.1 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company.  The Company also has letters of credit issued under its senior secured revolving credit facility of $3.4 million (refer to Note 8[i]).

[e]   The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries.  At March 31, 2008, these indemnities amounted to $7.4 million with expiration dates through 2009.

[f]    Contractual commitments outstanding at March 31, 2008, which related to construction and development projects, amounted to approximately $2.5 million.

[g]   On March 4, 2007, the Company entered into a series of customer-focused agreements with Churchill Downs Incorporated (“CDI”) in order to enhance wagering integrity and security, to own and operate HRTV®, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide.  These agreements involved the formation of a joint venture, TrackNet Media, a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV®.  TrackNet Media is the vehicle through which the Company and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies.  TrackNet Media purchases horse racing content from third parties to be made available through the Company’s and CDI’s respective outlets.  Under the reciprocal content swap agreement, the Company and CDI exchange their respective horse racing signals.  To facilitate the sale of 50% of HRTV® to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007.  Both the Company and CDI are required to make quarterly capital contributions, on an equal basis, until October 2009 to fund the operations of HRTV, LLC; however, the Company may under certain circumstances be responsible for additional capital commitments.  The Company’s share of the required capital contributions to HRTV, LLC is expected to be approximately $7.0 million of which $2.6 million has been contributed to March 31, 2008.

[h]   On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutel facilities that had conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law and subsequently the Division of Pari-mutuel Wagering developed the governing rules and regulations.  Prior to the November 15, 2006 opening of the slots facility at Gulfstream Park, the Company was awarded a gaming license for slot machine operations at Gulfstream Park in October 2006 despite an August 2006 decision rendered by the Florida First District Court of Appeals that ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. Previously, a lower court decision had granted summary judgment in favor of “Floridians for a Level Playing Field” (“FLPF”), a group in which Gulfstream Park is a member. Though FLPF pursued various procedural options in response to the Florida First District Court of Appeals decision, the Florida Supreme Court ruled in late September 2007 that the matter was not procedurally proper for consideration by the court. That ruling effectively remanded the matter to the trial court for a trial on the merits, which will likely take an additional year or more to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review.   The Company believes that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect, and accordingly, the Company has opened the slots facility.  At March 31, 2008, the carrying value of the fixed assets related to the slots facility is approximately $28.7 million.  If the August 2006 decision rendered by the Florida First District Court of Appeals is correct, the Company may incur a write-down of these fixed assets.

[i]    In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of “The Village at Gulfstream Park™”.  That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property.  Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution.  The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed; however, to March 31, 2008, the Company has not made any such contributions.  At March 31, 2008, approximately $40.1 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded by a construction loan and equity contributions from Forest City.  The Company has reflected its share of equity amounts in excess of $15.0 million, of approximately $2.1 million, as an obligation which is included in “other accrued liabilities” on the accompanying consolidated balance sheets.  If the Company or Forest City fail to make required capital contributions when due, then either party to the agreement may advance such funds to the Limited Liability Company, equal to the required capital contributions, as a recourse loan or as a capital contribution for which the capital accounts of the partners would be adjusted accordingly.  The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions.  Upon the opening of The Village at Gulfstream Park™, construction of which commenced in June 2007, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal.  Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership.  The annual cash payments made to the Forest City partner to equalize the partners’ initial contribution accounts will not exceed the amount of the annual ground rent.

[j]    On September 28, 2006, certain of the Company’s affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped lands surrounding Santa Anita Park.  This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation (“Westfield”), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding.  On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council’s approval and granting of entitlements related to the construction of The Shops at Santa Anita.  In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest.  If either Westfield or Arcadia First! is ultimately successful in its challenge, development efforts could potentially be delayed or suspended.  The first hearings on the merits of the petitioners’ claims are scheduled to be heard before the trial judge on May 23, 2008.  To March 31, 2008, the Company has expended approximately $10.1 million on these initiatives, of which $0.2 million was paid during the three months ended March 31, 2008.  These amounts have been recorded as “real estate properties, net” on the accompanying consolidated balance sheets.  Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs; however, to March 31, 2008, the Company has not made any such payments.

[k]   Until December 25, 2007, The Meadows participated in a multi-employer defined benefit pension plan (the “Pension Plan”) for which the Pension Plan’s total vested liabilities exceed its assets.  The New Jersey Sports & Exposition Authority previously withdrew from the Pension Plan effective November 1, 2007.  As the only remaining participant in the Pension Plan, The Meadows withdrew from the Pension Plan effective December 25, 2007, which constituted a mass withdrawal.  An updated actuarial valuation is in the process of being obtained; however, based on allocation information currently provided by the Pension Plan, the estimated withdrawal liability of The Meadows is approximately $6.2 million.  This liability may be satisfied by annual payments of approximately $0.3 million.  As part of the indemnification obligations under the holdback agreement with Millennium-Oaktree (refer to Note 3), the mass withdrawal liability that has been triggered as a result of withdrawal from the Pension Plan will be offset against the amount owing to the Company under the holdback agreement.

[l]    The Maryland Jockey Club (“MJC”) was party to agreements with the Maryland Thoroughbred Horsemen’s Association and the Maryland Breeders’ Association, which expired on December 31, 2007, under which the horsemen and breeders each contributed 4.75% of the costs of simulcasting to MJC.  Without arrangements similar in effect to these agreements, costs are expected to increase by approximately $2.0 million for the year ending December 31, 2008.  At this time, the Company is uncertain as to the renewal of these agreements on comparable terms.

[m]  As a result of the bid price of the Company’s publicly held Class A Subordinate Voting Stock closing below the $1.00 per share minimum for 30 consecutive business days, on February 12, 2008, the Company received notice from the Nasdaq Stock Market (“Nasdaq”) advising that in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company has until August 11, 2008 (or such later date as may be permitted by Nasdaq) to regain compliance with the minimum bid price for the Company’s publicly held Class A Subordinate Voting Stock required for continued listing on the Nasdaq Global Market. The notice further stated that the Company will receive further notification from Nasdaq staff (i) stating that the Company has regained compliance, in the event the bid price of the Company’s Class A Subordinate Voting Stock on the Nasdaq Global Market closes at $1.00 per share or more for a minimum of 10 consecutive trading days or (ii) indicating that the Company’s Class A Subordinate Voting Stock will be delisted, in the event the minimum bid price requirement is not satisfied.

During this 180 calendar day period, the Company’s Class A Subordinate Voting Stock will continue to trade on the Nasdaq Global Market. This Nasdaq notice has no effect on the listing of the Company’s Class A Subordinate Voting Stock on the Toronto Stock Exchange.

In order to provide the Company with flexibility in addressing market-related issues affecting the Company’s capitalization and to address the Nasdaq continuous listing requirements, the Company’s Board of Directors adopted a resolution, subject to the approval of the Company’s stockholders, to amend the Company’s Certificate of Incorporation to permit a reverse stock split of the Company’s Class A Subordinate Voting Stock and Class B Stock. In accordance with the May 6, 2008 approval of the stockholders, the Board of Directors has discretion to implement the reverse stock split for one time only, prior to May 6, 2009, in any whole number consolidated ratio from 1:10 to 1:20.  Because the reverse stock split would apply to all issued shares of the Company’s Class A Subordinate Voting Stock and Class B Stock, the proposed reverse stock split would not alter the relative rights and preferences of existing stockholders nor affect any stockholder’s proportionate equity or voting interest in the Company, except to the extent their reverse stock split would result in fractional shares that are cashed out.

15.  SEGMENT INFORMATION

        Operating Segments

The Company’s reportable segments reflect how the Company is organized and managed by senior management.  The Company has two principal operating segments: racing and gaming operations and real estate and other operations.  The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park’s racing and gaming operations and Palm Meadows; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland off-track betting network; (4) Southern U.S. operations include Lone Star Park; (5) Northern U.S. operations include The Meadows and its off-track betting network and the North American production and sales operations for StreuFex™; (6) European operations include the European production and sales operations for StreuFex™; (7) PariMax operations include XpressBet®, HRTV® to April 27, 2007, MagnaBet™, RaceONTV™, AmTote and the Company’s equity investments in Racing World Limited, TrackNet Media and HRTV, LLC from April 28, 2007; and (8) Corporate and other operations includes costs related to the Company’s corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the sale of excess real estate and the Company’s residential housing development.  Comparative amounts reflected in segment information for the three months ended March 31, 2007 have been reclassified to reflect the operations of Remington Park’s racing and gaming operations and its off-track betting network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon off-track betting network, and Magna Racino™ as discontinued operations.

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

The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies” sections of the Company’s annual report on Form 10-K for the year ended December 31, 2007.  The following summary presents key information by operating segment:

	Three months ended
	March 31,
	2008	2007
Revenues
California operations	$93,614	$110,838
Florida operations	75,979	77,460
Maryland operations	22,839	26,343
Southern U.S. operations	9,886	9,865
Northern U.S. operations	8,974	10,183
European operations	337	310
PariMax operations	20,972	21,903
	232,601	256,902
Corporate and other	63	50
Eliminations	(5,303)	(4,583)
Total racing and gaming operations	227,361	252,369

Sale of real estate	1,492	—
Residential development and other	2,123	1,833
Total real estate and other operations	3,615	1,833

Total revenues	$230,976	$254,202

	Three months ended
	March 31,
	2008	2007
Earnings (loss) before interest, income taxes, depreciation and amortization (“EBITDA”)
California operations	$12,653	$16,819
Florida operations	9,689	11,558
Maryland operations	(1,656)	(38)
Southern U.S. operations	(510)	(385)
Northern U.S. operations	986	224
European operations	(23)	1
PariMax operations	1,757	1,447
	22,896	29,626
Corporate and other	(4,764)	(5,103)
Predevelopment and other costs	(395)	(505)
Recognition of deferred gain on The Meadows transaction	2,013	—
Total racing and gaming operations	19,750	24,018

Residential development and other	1,109	536
Write-down of long-lived assets	(5,000)	—
Total real estate and other operations	(3,891)	536

Total EBITDA	$15,859	$24,554

Reconciliation of EBITDA to Net Income (Loss)

	Three months ended March 31, 2008
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$19,750	$(3,891)	$15,859
Interest expense, net	(16,030)	(7)	(16,037)
Depreciation and amortization	(11,049)	(7)	(11,056)
Loss from continuing operations before income taxes	$(7,329)	$(3,905)	(11,234)
Income tax expense			1,733
Loss from continuing operations			(12,967)
Loss from discontinued operations			(33,493)
Net loss			$(46,460)

	Three months ended March 31, 2007
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$24,018	$536	$24,554
Interest expense, net	(11,335)	(27)	(11,362)
Depreciation and amortization	(8,642)	(8)	(8,650)
Income from continuing operations before income taxes	$4,041	$501	4,542
Income tax benefit			(1,168)
Income from continuing operations			5,710
Loss from discontinued operations			(3,241)
Net income			$2,469

	March 31, 2008	December 31, 2007
Total Assets
California operations	$322,186	$320,781
Florida operations	377,625	358,907
Maryland operations	160,840	162,606
Southern U.S. operations	99,455	97,228
Northern U.S. operations	21,194	18,502
European operations	1,466	1,468
PariMax operations	44,798	43,717
	1,027,564	1,003,209
Corporate and other	54,657	59,590
Total racing and gaming operations	1,082,221	1,062,799

Residential development and other	5,191	5,214
Total real estate and other operations	5,191	5,214

Total assets from continuing operations	1,087,412	1,068,013
Total assets held for sale	34,482	40,140
Total assets of discontinued operations	111,197	135,723
Total assets	$1,233,091	$1,243,876

16.  SUBSEQUENT EVENTS

[a]  On April 30, 2008, the Company’s $40.0 million senior secured revolving credit facility with a Canadian financial institution was extended to May 23, 2008 (refer to Note 8[i]).

[b]  On April 30, 2008, AmTote entered into an amending credit agreement with a U.S. financial institution.  The principal amendments included: (i) extending the maturity date of the $3.0 million revolving credit facility from May 1, 2008 to May 30, 2008 and (ii) accelerating the maturity date of the $4.2 million term loan from May 11, 2011 to May 30, 2009 and the $10.0 million equipment loan from May 11, 2012 to May 30, 2009.

[c]  On April 11, 2008, the Company completed the sale of 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna, for a purchase price of Euros 20.0 million (U.S. $31.6 million).  Of the net proceeds, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds was used to repay a portion of the bridge loan facility of up to $80.0 million with a subsidiary of MID (refer to Note 4[b]).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2008. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Position — Forward-Looking Statements” included in this Report and the Risk Factors described in our Form 10-K for the fiscal year ended December 31, 2007.  The amounts described below are based on our unaudited consolidated interim financial statements, which we prepare in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

OVERVIEW

Magna Entertainment Corp. (“MEC”, “we” or the “Company”) owns horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Oregon and Ebreichsdorf, Austria.  In addition, we operated a racetrack in Michigan until November 2007 and, under a management agreement, operate a racetrack in Pennsylvania that we previously owned.  Based on revenues, MEC is North America’s number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets.  We currently operate or manage seven thoroughbred racetracks, one standardbred (harness racing) racetrack and two racetracks that run both thoroughbred and quarter horse meets, as well as the simulcast wagering venues at these tracks.  Also, we previously managed the thoroughbred and standardbred meets at Magna Racino™, but now expect that a local operator will manage future meets at that facility.  Three of the racetracks owned or operated by us (Gulfstream Park, Remington Park and Magna Racino™) include casino operations with alternative gaming machines.  In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong, and a European account wagering service known as MagnaBet™.  Under a series of March 2007 agreements with Churchill Downs Incorporated (“CDI”), we own a 50% interest in a joint venture, TrackNet Media Group, LLC (“TrackNet Media”), the content management company formed for distribution of the full breadth of MEC’s horse racing content.  In addition to making horse racing content available for both MEC and CDI, it also makes such content available for third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies, and purchases horse racing content from third parties to be made available through CDI’s and MEC’s respective outlets.  The TrackNet Media arrangement also involves the exchange by MEC and CDI of their respective horse racing signals such that CDI’s racing content is available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advanced deposit wagering platform, XpressBet®, and our racing content is similarly available for wagering through CDI tracks and off-track betting facilities and through CDI-owned advance deposit wagering platforms.  A separate joint venture with CDI also involves the ownership by MEC and CDI of equal (50%) shares in HorseRacing TV® (“HRTV®”), a television network focused on horse racing that we initially launched on the Racetrack Television Network (“RTN”).  HRTV® is currently distributed to more than 15 million cable and satellite TV subscribers.  RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite.  We also own AmTote International, Inc. (“AmTote”), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operate an additional thoroughbred training center situated near San Diego, California.  We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product.  In addition to our racetracks, our real estate portfolio includes a residential development in Austria.  We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess lands surrounding, or adjacent to, certain of our premier racetracks.

The first quarter of 2008, which is typically our most profitable quarter because two of our largest racetracks, Santa Anita Park and Gulfstream Park, run live race meets during the quarter, was negatively impacted by a net loss of eight live race days at Santa Anita Park as a result of heavy rains and track drainage issues affecting the new synthetic racetrack surface.  Gulfstream Park also underperformed in the first quarter of 2008 due to increased operating costs and decreased attendance and live handle due in part to a perceived parking disruption at the facility and heavy rains which caused the cancellation of turf racing on 21 live race days during the quarter.  Earnings (loss) before interest, income taxes, depreciation and amortization (“EBITDA”) was also negatively impacted by a write-down of long-lived assets of $37.3 million relating to the Dixon, California real estate property, Magna Racino™ and the Portland Meadows Instant Racing terminals and facilities.  Revenues from continuing operations in the three months ended March 31, 2008 decreased by 9.1% to $231.0 million from $254.2 million in the three months ended March 31, 2007, and we incurred a net loss in the first quarter of 2008 of $46.5 million as compared to net income of $2.5 million in the first quarter of 2007, primarily as a result of these revenue shortfalls and write-downs of long-lived assets.  We discuss our results of operations in detail in the “Results of Operations” section below.

At March 31, 2008, we had a working capital deficiency of $149.6 million and $229.1 million of debt due to mature in the 12 month period ending March 31, 2009, including: (i) amounts owing under our $40.0 million senior secured revolving credit facility with a Canadian financial institution, which had its April 30, 2008 maturity date extended to May 23, 2008, (ii) amounts owing under our short-term bridge loan facility of up to $80.0 million (the “Bridge Loan”) with a subsidiary of our controlling shareholder, MI Developments Inc. (“MID”), which is scheduled to mature on May 31, 2008, and (iii) our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by May 31, 2008.  Accordingly, our financial statements have been prepared with a “going concern” qualification.  See “Outlook”, “Liquidity and Capital Resources” and “Going Concern” for more information.

DEBT ELIMINATION PLAN

Following the completion of a strategic review of the Company’s assets and operations, on September 12, 2007, our Board of Directors approved a debt elimination plan (the “Plan”), designed to eliminate the Company’s net debt by December 31, 2008 by generating funding from: (i) the sale of certain real estate, racetracks and other assets; (ii) the sale of, or entering into strategic transactions involving, the Company’s other racing, gaming and technology operations; and (iii) a possible future equity issuance.  We also arranged for $100.0 million of funding to address immediate liquidity concerns and provide sufficient time to implement the Plan.  This funding was comprised of: (i) a $20.0 million private placement of Class A Subordinate Voting Stock (“Class A Stock”) to Fair Enterprise Limited (“Fair Enterprise”), a company that forms part of an estate planning vehicle for the family of Frank Stronach, MEC’s Chairman and Interim Chief Executive Officer (the “Fair Enterprise Private Placement”); and (ii) the Bridge Loan.  Although we continue to implement the Plan, since its adoption, weakness in the U.S. real estate and credit markets has adversely impacted our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for potential buyers has become more difficult to obtain.  These conditions have not abated through the date of this Report, with the result that it will take us longer to execute the Plan than originally anticipated.  As a result, we will likely need to seek extensions from existing lenders and additional funds in the short-term from one or more possible sources.  The availability of such extensions and additional funds is not assured and, if available, the terms thereof are not determinable at this time.

The Plan contemplates selling certain real estate properties, including those situated in the following locations: Dixon, California; Ocala, Florida; Aventura and Hallandale, Florida, both adjacent to Gulfstream Park; Porter, New York; Anne Arundel County, Maryland, adjacent to Laurel Park and Ebreichsdorf, Austria, adjacent to the Magna Racino™.  We have initiated an active program to sell the Dixon and Ocala real estate properties and have listed both of these properties for sale with a real estate broker.  The real estate market in which the Dixon, California property is located has worsened considerably since we listed the property for sale.  As a result of this continued deterioration of the Northern California real estate market, we recorded a write-down of $5.0 million in the first quarter of 2008 related to this property, which represents the excess of the carrying value of the asset over the estimated fair value less selling costs.  The Porter lands, which comprised three parcels of land, were sold in December 2007 and January 2008.  The sale of these properties generated net proceeds of approximately $1.7 million, net of transaction costs, which was used to repay a portion of the Bridge Loan in the first quarter of 2008.  We recognized an impairment charge of $1.3 million in 2007 in relation to the Porter lands.  On April 11, 2008, we completed the sale of 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna

International Inc., a related party, for a purchase price of Euros 20.0 million (approximately U.S. $31.6 million).  Of the net proceeds, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility while the remaining portion of the net proceeds was used to repay a portion of the Bridge Loan.

The original Plan did not contemplate the sale of MEC’s Austrian assets (except for the 225 acres of excess real estate in Ebreichsdorf discussed above).  However, in the first quarter of 2008, the Company committed to a plan to sell certain Austrian assets, including Magna Racino™ and other lands in Ebreichsdorf, Austria and certain excess lands located in Oberwaltersdorf, Austria.  We have initiated an active program to sell these Austrian assets and have engaged a sales agent to market these properties for sale.  We recognized a write-down of long-lived assets of Euros 18.8 million (approximately U.S. $29.2 million) in the first quarter of 2008 in relation to these Austrian assets, which represents the excess of the carrying value of the assets over their estimated fair value less selling costs.

We also intend to explore the sale of our membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that we are pursuing under joint venture arrangements with Forest City Enterprises, Inc. (“Forest City”) and Caruso Affiliated, respectively.

The racetracks that we intend to sell include: Great Lakes Downs in Michigan, Remington Park in Oklahoma, Thistledown in Ohio, our interest in Portland Meadows in Oregon and Magna Racino™.  We ceased racing at Great Lakes Downs on November 4, 2007 and listed the property for sale with a real estate broker in October 2007.  In September 2007, we engaged a U.S. investment bank, recognized as an experienced advisor in the gaming industry, to assist in soliciting potential purchasers and manage the sale process for certain assets and in October 2007, the U.S. investment bank began marketing Remington Park and Thistledown for sale.  In November 2007, we initiated an active program to locate a buyer and began marketing our interest in Portland Meadows for sale.  In the first quarter of 2008, primarily as a result of recent actions of the Oregon Attorney General and the Oregon Racing Commission (the “ORC”), we recorded a write-down of long-lived assets of $3.1 million related to Instant Racing terminals and the build-out of the Instant Racing facility at Portland Meadows.  In June 2003, the ORC adopted regulations that permitted wagering through Instant Racing terminals as a form of pari-mutuel wagering at Portland Meadows.  In September 2006, the ORC granted a request by Portland Meadows to offer Instant Racing under its 2006-2007 race meet license.  In June 2007, the ORC, acting under the advice of the Oregon Attorney General, temporarily suspended and began proceedings to repeal the Instant Racing regulations.  In September 2007, the ORC denied a request by Portland Meadows to offer Instant Racing under its 2007-2008 race meet license.  In response to this denial, we requested the holding of a contested case hearing, which took place in January 2008.  On February 27, 2008, the Administrative Law Judge issued a proposed order that supported the installation and operations of Instant Racing machines at Portland Meadows.  However, on April 25, 2008, the ORC issued an order rejecting that recommendation.  Based on the ORC’s order to reject the recommendation, we recorded an impairment charge of $3.1 million relating to the Instant Racing terminals and the build-out of the Instant Racing facility.

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

The real estate properties located in Dixon, California and Ocala, Florida, excess land in Oberwaltersdorf, Austria, and excess land in Ebreichsdorf, Austria that was sold on April 11, 2008, have been classified as “assets held for sale” on our consolidated balance sheet as at March 31, 2008. Similarly, the operations of Great Lakes Downs, Remington Park, Thistledown,  Portland Meadows and Magna Racino™ have been presented as “discontinued operations” at March 31, 2008 given that all of these operations met the criteria under U.S. GAAP for classification as “discontinued operations” at March 31, 2008.  Comparative periods presented have been restated to reflect the results of these assets held for sale and discontinued operations on a consistent basis.

OUTLOOK

Although we continue to implement our Plan, real estate and credit markets have continued to demonstrate weakness in the first part of 2008.  This has reduced the likelihood that we will be able to complete asset sales at acceptable prices as quickly or for amounts as originally contemplated.  In light of these adverse developments, combined with our upcoming debt maturities and our operational funding requirements, we will likely need to seek extensions or additional funds in the short-term from one or more possible sources.  The availability of such extensions or additional funds from existing lenders, including MID, or from other sources is not assured and, if available, the terms thereof are not determinable at this time.  We expect that we will enter into negotiations with such existing lenders, including MID, with a view to extending, restructuring or refinancing such facilities.  There is no assurance that such negotiations, if any, will result in a favorable outcome for MEC.  If we are unable to repay our obligations when due or meet required covenants in debt agreements, substantially all of our other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions.  If we are unsuccessful in our efforts, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways or be unable to continue as a going concern.  See the “Going Concern” section included in this Report for more information.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Racing and gaming operations

Live race days are a significant factor in the operating and financial performance of our racing business. Another significant factor is the level of wagering per customer on our racing content on-track, at inter-track simulcast locations and at OTB facilities. There are also many other factors that have a significant impact on our racetrack revenues.  Such factors include, but are not limited to: attendance at our racetracks, inter-track simulcast locations and OTB facilities; activity through our XpressBet® and MagnaBet™ systems; the number of races conducted at our racetracks and at racetracks whose signals we import and the average field size per race; our ability to attract the industry’s top horses and trainers; inclement weather; and changes in the economy.

In the three months ended March 31, 2008, we operated our continuing operations racetracks for 256 days, which is 33 fewer live race days than operated in the three months ended March 31, 2007.  As discussed further below, contributing to this decrease from the prior year period are reductions in live race days at Santa Anita Park, The Maryland Jockey Club and The Meadows.

Set forth below is a schedule of our actual live race days by racetrack for the first quarter and awarded live race days for the remaining quarters for 2008 with comparatives for 2007.

LIVE RACE DAYS

			Awarded		Awarded		Awarded
	Q1 2008	Q1 2007	Q2 2008	Q2 2007	Q3 2008	Q3 2007	Q4 2008	Q4 2007	Total 2008 (1)	Total 2007
Continuing Operations Racetracks

Santa Anita Park(2)	57	65	15	15	—	—	5	5	77	85
Gulfstream Park	74	73	15	15	—	—	—	—	89	88
Golden Gate Fields	25	26	30	35	10	—	62	37	127	98
Laurel Park(3)	51	63	8	8	26	26	59	51	144	148
Lone Star Park	—	—	49	49	18	18	29	32	96	99
Pimlico Race Course(3)	—	—	30	31	—	—	—	—	30	31
The Meadows	49	62	60	64	60	30	50	49	219	205
	256	289	207	217	114	74	205	174	782	754
Discontinued Operations Racetracks

Thistledown	—	—	44	54	66	54	1	28	111	136
Remington Park	14	14	36	36	24	36	43	33	117	119
Portland Meadows	27	30	—	11	—	—	34	34	61	75
Great Lakes Downs	—	—	—	27	—	51	—	20	—	98
Magna Racino™(4)	—	2	7	9	4	9	3	5	14	25
	41	46	87	137	94	150	81	120	303	453
Total	297	335	294	354	208	224	286	294	1,085	1,207

(1)   Includes actual live race days for the first quarter of 2008 and awarded live race days for the remainder of 2008.

(2)   Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park.  The Oak Tree Meet is scheduled to operate for 26 days in 2008 compared to 31 days in 2007.

(3)   Laurel Park and Pimlico Race Course constitute The Maryland Jockey Club.

(4)   In 2008, a local operator is expected to manage the live race meet at Magna Racino™ for their own account.

In the three months ended March 31, 2008, revenues from our racing and gaming operations decreased $25.0 million or 9.9% to $227.4 million, compared to $252.4 million in the three months ended March 31, 2007 primarily due to:

•      California revenues below the prior year period by $17.2 million or 15.5% due to the net loss of eight live race days at Santa Anita Park due to excessive rain and track drainage issues with the new synthetic racing surface that was installed in the fall of 2007.  Since patrons were unsure whether the unstable racetrack surface would prevent live racing on any given day, attendance suffered in January and February 2008, resulting in lower wagering activity in the current year period.  In addition, Golden Gate Fields ran one less live race day in the three months ended March 31, 2008 compared to the prior year period.

•      Maryland operations below the prior year period by $3.5 million or 13.3% primarily due to 12 fewer live race days and decreased average daily attendance and handle at Laurel Park.

•      Florida operations below the prior year period by $1.5 million or 1.9% primarily due to decreased attendance and live handle at Gulfstream Park due in part to a perceived parking disruption at the facility and heavy rain which resulted in the cancellation of racing on the turf course on 21 live race days in the three months ended March 31, 2008.  Races run on turf courses typically generate higher levels of wagering.

•      Northern U.S. operations below the prior year period by $1.2 million or 11.9% primarily due to 13 fewer live race days at The Meadows.

Pari-mutuel purses, awards and other decreased $14.7 million or 11.6% to $112.0 million in the three months ended March 31, 2008, from $126.7 million in the three months ended March 31, 2007, primarily due to decreased wagering at Santa Anita Park, The Maryland Jockey Club, Gulfstream Park, Golden Gate Fields and The Meadows

for reasons noted above and reduced carriage costs related to HRTV®, which is now being accounted for using equity accounting with the formation of a joint venture with CDI in April 2007.  As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other decreased from 62.6% in the first quarter of 2007 to 61.3% in the first quarter of 2008.

Gaming purses, taxes and other decreased $0.5 million to $9.2 million in the three months ended March 31, 2008, compared to $9.7 million in the three months ended March 31, 2007.  As a percentage of gaming revenues, gaming purses, taxes and other decreased from 70.7% in the first quarter of 2007 to 67.5% in the first quarter of 2008 primarily due to the current year period including poker revenues at Gulfstream Park, which have a lower cost of sales than slots.  Poker was not offered at Gulfstream Park in the first quarter of 2007.

Operating costs in our racing and gaming operations decreased $3.3 million or 4.3% to $73.2 million in the three months ended March 31, 2008 from $76.5 million in the three months ended March 31, 2007, primarily due to:

•      a decrease of $2.6 million in our California operations, primarily due to fewer live race days at both Santa Anita Park as well as Golden Gate Fields;

•      a decrease of $0.5 million in our PariMax operations, primarily due to the formation of the HRTV, LLC joint venture in April 2007 with CDI and the transfer of operations to the joint venture;

•      a decrease of $0.5 million in our Corporate and other operations as a result of cost reduction initiatives; partially offset by

•      an increase of $0.9 million in our Florida operations as a result of increased marketing costs and property taxes at Gulfstream Park.

As a percentage of total racing and gaming revenues, operating costs increased from 30.3% in the first quarter of 2007 to 32.2% in the first quarter of 2008, primarily as a result of decreased revenues as noted previously.

General and administrative expenses in our racing and gaming operations decreased by $0.7 million or 4.6% to $14.0 million in the three months ended March 31, 2008, compared to $14.7 million in the three months ended March 31, 2007.  Several of our racetracks experienced lower general and administrative expenses as a result of cost reduction initiatives.  As a percentage of total racing and gaming revenues, general and administrative expenses increased from 5.8% in the first quarter of 2007 to 6.1% in the first quarter of 2008 primarily due to decreased racing and gaming revenues.

Real estate and other operations

Revenues from real estate and other operations increased $1.8 million from $1.8 million in the three months ended March 31, 2007 to $3.6 million in the three months ended March 31, 2008.  The current year period includes $1.5 million of revenues related to the sale of two parcels of land in Porter, New York, which was equal to the carrying value of the properties. The remaining increase in revenues is attributable to increased housing unit sales at our European residential housing development in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Real estate and other operating costs and general and administrative expenses decreased from $1.3 million in the three months ended March 31, 2007 to $1.0 million in the three months ended March 31, 2008 primarily due to lower cost of sales related to the housing units sold at our European residential housing development.

Predevelopment and other costs

Predevelopment and other costs decreased $0.1 million from $0.5 million in the three months ended March 31, 2007 to $0.4 million in the three months ended March 31, 2008.  Predevelopment and other costs incurred in the first quarter of 2008 represent $0.2 million of legal costs relating to protection of our content distribution rights and $0.2 million of costs incurred pursuing alternative gaming opportunities.  In the first quarter of 2007, the predevelopment and other costs incurred represent $0.5 million incurred pursuing alternative gaming opportunities, $0.5 million of costs related to the Dixon Downs campaign and $0.1 million of costs relating to the developmental initiatives undertaken to enhance our racing operations, partially offset by a recovery of $0.6 million of costs related to the Florida slot initiatives incurred in the prior year.

Depreciation and amortization

Depreciation and amortization increased $2.4 million from $8.7 million in the three months ended March 31, 2007 to $11.1 million in the three months ended March 31, 2008, primarily due to increased depreciation on phase two of the slots facility at Gulfstream Park which was completed in March 2007, on AmTote’s fixed assets as a result of new totalisator equipment being placed into service under new contract arrangements and at Santa Anita Park and Golden Gate Fields with the installation of new synthetic racing surfaces in the fall of 2007.

Interest expense, net

Net interest expense increased $4.7 million to $16.0 million in the three months ended March 31, 2008 from $11.4 million in the three months ended March 31, 2007.  The higher net interest expense is primarily attributable to borrowings under the Bridge Loan during the current year period, which was not in place in the prior year comparative period, and increased amounts outstanding under the Gulfstream Park project financing arrangements.  In the three months ended March 31, 2008, no interest was capitalized with respect to projects under development, compared to $0.4 million in the three months ended March 31, 2007.

Write-down of long-lived assets

The write-down of long-lived assets in the three months ended March 31, 2008 of $5.0 million relates to the Dixon, California real estate held for sale at March 31, 2008, which was required as a result of significant weakness in the Northern California real estate market.

Equity loss

Equity loss in the three months ended March 31, 2008 of $0.8 million increased $0.5 million from an equity loss of $0.3 million in the three months ended March 31, 2007.  In the current year period, our equity loss represents losses incurred on our investments in HRTV, LLC, TrackNet Media, LLC and Racing World whereas the prior year comparative period includes only the loss from our investment in Racing World.

Recognition of deferred gain on The Meadows transaction

On closing of the sale of The Meadows in November 2006, we deferred $5.6 million of the transaction gain related to the estimated future operating losses over the term of the racing services agreement that we entered into simultaneously with the closing of the sale transaction. Effective January 1, 2008, The Meadows entered into a new operating agreement with the local horsemen which is estimated to reduce the operating losses at The Meadows over the term of the new horsemen’s agreement, which expires on December 31, 2009.  Accordingly, our revised estimate of the operating losses over the remaining term of the racing services agreement resulted in $2.0 million of previously deferred gain being recognized into income in the three months ended March 31, 2008.

Income tax expense (benefit)

We recorded an income tax expense of $1.7 million on a loss from continuing operations of $11.2 million in the three months ended March 31, 2008, whereas in the three months ended March 31, 2007, we recorded an income tax benefit of $1.2 million on income from continuing operations of $4.5 million.  The income tax expense of $1.7 million in the three months ended March 31, 2008 represents valuation allowances recorded against future tax assets in certain U.S. operations that, effective January 1, 2008, are now included in our consolidated U.S. income tax return.  The income tax recovery of $1.2 million in the three months ended March 31, 2007 represents losses benefited in certain U.S. operations that were not included in the Company’s U.S. consolidated income tax return.

Discontinued operations

Discontinued operations in the three months ended March 31, 2008 and 2007 include the operations of Remington Park in Oklahoma, Thistledown in Ohio, Portland Meadows in Oregon, Great Lakes Downs in Michigan and Magna Racino™ in Austria.

	Three months ended March 31,
	2008	2007
Revenues	$29,755	$29,972
Costs and expenses	29,115	30,285
	640	(313)
Predevelopment and other costs	154	25
Depreciation and amortization	605	1,764
Interest expense, net	1,080	1,139
Write-down of long-lived assets (i)	32,294	—
Loss from discontinued operations	$(33,493)	$(3,241)

(i)            The write-down of long-lived assets of $32.3 million includes $29.2 million related to the Magna Racino™ and $3.1 million related to the Instant Racing terminals and facilities at Portland Meadows.  As a result of the classification of Magna Racino™ as discontinued operations, the write-down represents the excess of the carrying value of the assets over the estimated fair value less selling costs.  The write-down of the Portland Meadows Instant Racing terminals and facilities was as a result of unfavorable regulatory decisions related to the licensing and operation of Instant Racing at Portland Meadows.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had a working capital deficiency of $149.6 million and had $229.1 million of debt due to mature in the 12-month period ending March 31, 2009.  Also, we continue to experience operational losses.  Accordingly, unless we are able to generate increased cash flows through improvements in the operation of our business, asset sales or strategic transactions as contemplated by our Plan or otherwise and/or renewal, extension or replacement of our current financing arrangements, none of which are assured, we may not be able to generate cash flows that are adequate to sustain the operations of the business and pay our secured and unsecured creditors when due.

Cash Flows

Three Months Ended March 31, 2008

Operating activities

Cash provided from operations before changes in non-cash working capital balances decreased $10.0 million from $14.1 million in the three months ended March 31, 2007 to $4.1 million in the three months ended March 31, 2008, primarily due to an increase in loss from continuing operations, which was reduced by increased depreciation, future tax expense and the write-down of long-lived assets.  In the three months ended March 31, 2008, cash used for non-cash working capital balances was $7.7 million compared to cash used for non-cash working capital balances of $30.1 million in the three months ended March 31, 2007.  Cash used for non-cash working capital balances of $7.7 million in the three months ended March 31, 2008 is primarily due to an increase in accounts receivable and prepaid expenses and other, partially offset by an increase in accounts payable at March 31, 2008 compared to the respective balances at December 31, 2007.

Investing activities

Cash used for investing activities in the three months ended March 31, 2008 was $8.3 million, including $10.5 million of expenditures on real estate property and fixed asset additions and $1.4 million of expenditures on other asset additions, partially offset by $3.5 million of proceeds received on the disposal of real estate properties and fixed assets.  Expenditures on real estate property and fixed asset additions in the three months ended March 31, 2008 of $10.5 million consisted of $2.5 million on the installation of synthetic racing surfaces primarily at Santa Anita Park, $2.1 million on equipment and terminals at AmTote primarily related to new totalisator service contracts, $1.5 million on the Gulfstream Park casino facilities, $1.5 million on the Gulfstream Park redevelopment, $1.2 million on maintenance capital improvements and $1.7 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

Cash provided from financing activities was $16.9 million in the three months ended March 31, 2008 arising from proceeds from bank indebtedness of $23.1 million, proceeds from indebtedness and long-term debt with our parent company of $19.1 million and proceeds of other long-term debt of $2.7 million, partially offset by repayment of bank indebtedness of $22.6 million, repayment of other long-term debt of $3.2 million and repayment of indebtedness and long-term debt with our parent company of $2.2 million.  The proceeds from indebtedness and long-term debt with our parent company of $19.1 million consists of $18.6 million on the Bridge Loan and $0.5 million on the third  tranche of the Gulfstream Park project financing arrangement.

Working Capital, Cash and Other Resources

Our net working capital deficiency was $149.6 million at March 31, 2008, compared to $162.2 million at December 31, 2007.  The decrease in working capital deficiency at March 31, 2008 compared to December 31, 2007, is primarily due to the increase in discontinued operations at March 31, 2008 compared to December 31, 2007 with the reclassification of Magna Racino™ to discontinued operations in the first quarter of 2008.  At March 31, 2008, we had cash and cash equivalents of $37.5 million, bank indebtedness of $39.7 million and total shareholders’ equity of $318.2 million.

Bank indebtedness

We have a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on April 30, 2008, but was extended to May 23, 2008.  The credit facility is available by way of U.S. dollar loans and letters of credit.  Loans under the facility bear interest at the U.S. Base rate plus 5% or the London Interbank Offered Rate (“LIBOR”) plus 6%.  Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries.  At March 31, 2008, we had borrowings of $34.9 million and had issued letters of credit totaling $3.4 million under the credit facility, such that $1.7 million of the credit facility was unused and available.  At March 31, 2008, we were not in compliance with one of the financial covenants contained in this credit agreement, but a waiver for the financial covenant breach has been obtained from the lender.

One of our wholly-owned subsidiaries, The Santa Anita Companies, Inc. (“SAC”), has a $7.5 million revolving loan agreement under its existing credit facility with a U.S. financial institution.  While the maturity date is October 31, 2012, there is a requirement that the aggregate outstanding principal under the facility be fully repaid for a period of 60 consecutive days during each year.  The revolving loan agreement is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated (“LATC”) and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC.  Loans under the agreement bear interest at the U.S. Prime rate.  At March 31, 2008, we had borrowings of $2.7 million under the revolving loan agreement.

One of our wholly-owned subsidiaries, AmTote, has a $3.0 million revolving credit facility with a U.S. financial institution, which was due to mature on May 1, 2008 but on April 30, 2008, this credit facility was extended to May 30, 2008.  The credit facility is secured by a first charge on the assets and a pledge of stock of AmTote.  Loans under the facility are available by way of U.S. dollar loans and letters of credit, bearing interest at LIBOR plus 2.75%.  At March 31, 2008, we had borrowed $2.2 million under the revolving credit facility.

Long-term and related party debt

Bridge Loan

On September 12, 2007, we entered into the Bridge Loan pursuant to which up to $80.0 million of financing is being made available, subject to certain conditions.  The Bridge Loan matures on May 31, 2008, is non-revolving and bears interest at a rate of LIBOR plus 12.0% per annum.  An arrangement fee of $2.4 million was paid to MID on the September 12, 2007 closing date of the Bridge Loan, and an additional arrangement fee of $0.8 million was charged on February 29, 2008, which was equal to 1.0% of the maximum principal amount then available under this facility.  There is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $80.0 million maximum loan commitment.  The Bridge Loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise Private

Placement which was completed in October 2007) or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness.  The Bridge Loan is secured by essentially all of our assets and by guarantees provided by certain of our subsidiaries.  The guarantees are secured by charges over the lands owned by Golden Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of our subsidiaries.  The Bridge Loan is also cross-defaulted to all other obligations to MID and to other significant indebtedness of the Company and certain of our subsidiaries.

During the three months ended March 31, 2008, we received loan advances of $18.6 million, repaid outstanding principal of $1.8 million, incurred interest expense and commitment fees of $1.8 million and repaid interest and commitment fees of $1.7 million, such that at March 31, 2008, $56.1 million was outstanding under the Bridge Loan, including $0.4 million of accrued interest and commitment fees payable.  In addition, during the three months ended March 31, 2008, we amortized $1.7 million of loan origination costs, such that at March 31, 2008, $1.5 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

Gulfstream Park and Remington Park Project Financings

In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park.  This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below.  The project financing was made by way of progress draw advances to fund reconstruction.  The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above the lender’s notional cost of borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  The loan contains cross-guarantee, cross-default and cross-collateralization provisions.  The loan is guaranteed by our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center (“Palm Meadows”) and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits.  During the three months ended March 31, 2008, we repaid outstanding principal of $0.4 million, incurred interest expense of $3.4 million and repaid interest of $3.4 million, such that at March 31, 2008, $133.1 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable.  In addition, during the three months ended March 31, 2008, we amortized $0.1 million of loan origination costs, such that at March 31, 2008, $3.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines.  The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan.  Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche.  The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park’s total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche.  A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on July 26, 2006.  During the three months ended March 31, 2008, we received no loan advances, repaid outstanding principal of $0.1 million, incurred interest expense of $0.6 million and repaid accrued interest of $0.6 million, such that at March 31, 2008, $24.7 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable.  In addition, during the three months ended March 31, 2008, we amortized $0.3 million of loan origination costs, such that at March 31, 2008, $0.2 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 additional slot machines.  This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually.  Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan.  Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date.  Advances related to phase two of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available.  During the three months ended March 31, 2008, we received loan advances of $0.4 million, repaid a nominal amount of outstanding principal, incurred interest expense of $0.4 million, and repaid interest of $0.4 million, such that at March 31, 2008, $14.3 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable.  In addition, during the three months ended March 31, 2008, we amortized $0.2 million of loan origination costs, such that at March 31, 2008, $0.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

A subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park.  Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines.  The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005.  Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID’s notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly.  After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually.  Prior to January 1, 2007, interest was capitalized to the principal balance of the loan.  Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date.  Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan.  The loan is secured by all assets of Remington Park, excluding licenses and permits.  The loan is also secured by a charge over the Gulfstream Park lands and a charge over Palm Meadows and contains cross-guarantee, cross-default and cross-collateralization provisions.  During the three months ended March 31, 2008, we received loan advances of $1.0 million, repaid outstanding principal of $0.3 million, incurred interest expense of $0.7 million and repaid interest of $0.7 million, such that at March 31, 2008, $28.4 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable.  In addition, during the three months ended March 31, 2008, we amortized a nominal amount of loan origination costs, such that at March 31, 2008, $1.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance.  The loan balance is being accreted to its face value over the term to maturity.

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

At March 31, 2008, $1.2 million of the funds we placed into escrow with MID remain in escrow, which is included in “due from parent” on the consolidated balance sheets.

SAC Secured Term Loan Facility

One of our subsidiaries, SAC, has a $67.5 million secured term loan facility with a maturity date of October 31, 2012 that requires monthly principal repayments of $0.4 million.  Borrowings under the facility bear interest at LIBOR plus 2.0% per annum.  On March 1, 2007, April 27, 2007 and July 26, 2007, we entered into interest rate swap contracts, each with an effective date of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract on the outstanding balance under the SAC term loan facility.  Additionally, on October 4, 2007, we entered into an interest rate swap contract, with an effective date of October 8, 2009, which fixes the rate of interest at 7.15% per annum to October 31, 2012 on a notional amount of $23.4 million of the outstanding balance under the SAC term loan facility.  The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC.  The loan contains cross-default provisions with respect to our senior secured revolving credit facility.  At March 31, 2008, $65.6 million was outstanding under this fully drawn facility.

8.55% Convertible Subordinated Notes

In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $7.05 per share, subject to adjustment under certain circumstances, and mature on June 15, 2010.  The notes are redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from June 2, 2006 to June 1, 2008.  At March 31, 2008, all of the notes remained outstanding.

7.25% Convertible Subordinated Notes

In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $8.50 per share, subject to adjustment under certain circumstances, and mature on December 15, 2009.  The notes were redeemable at the principal amount together with accrued and unpaid interest, at our option, under certain conditions in the period from December 21, 2005 to December 14, 2007.  At March 31, 2008, all of the notes remained outstanding.

Other Term Loan Facilities

One of our European subsidiaries has a Euros 15.0 million term loan facility, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate (“EURIBOR”) plus 2.0% per annum.  At March 31, 2008, Euros 15.0 million (U.S. $23.6 million) was outstanding under this fully drawn facility.  On April 11, 2008, with the closing of the sale of excess real estate in Ebreichsdorf, Austria to Magna International Inc., we repaid Euros 7.5 million of the outstanding principal balance and the remaining principal outstanding of Euros 7.5 million is due on December 31, 2008.

Two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities that bear interest at the U.S. Prime rate or LIBOR plus 2.6% and 7.7% per annum, respectively.  Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements.  At March 31, 2008, $6.2 million and $3.0 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively.  Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club.

One of our subsidiaries, Pimlico Racing Association, Inc., has a revolving term loan facility that permits the prepayment of outstanding principal without penalty.  This facility matures on December 1, 2013, bears interest at either the U.S. Prime rate or LIBOR plus 2.6% per annum and is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club.  At March 31, 2008, $1.7 million was outstanding under this facility.

One of our European subsidiaries has a bank term loan of up to Euros 3.5 million bearing interest at the Euro Overnight Index Average Rate (“EONIA”) plus 3.75% per annum, which expires on July 31, 2008.  The European subsidiary has provided two first mortgages on real estate properties as security for this term loan.  At March 31, 2008, Euros 1.4 million (U.S. $2.2 million) was outstanding under the fully drawn bank term loan facility.

One of our subsidiaries, AmTote, has a term loan of $4.2 million and an equipment loan of up to $10.0 million to finance up to 80% of eligible capital costs related to tote service contracts.  The loan facilities bear interest at LIBOR plus 3.0%.  The loans are secured by a first charge on the assets and a pledge of stock of AmTote.  The $4.2 million term loan was due to mature on May 11, 2011 and the $10.0 million equipment loan was due to mature on May 11, 2012.  On April 30, 2008, we amended the term loan and the equipment loan such that they both mature on May 30, 2009.  At March 31, 2008, $3.1 million was outstanding under the $4.2 million term loan facility and $2.7 million was outstanding under the equipment loan facility.

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

GOING CONCERN

The consolidated financial statements included with this Report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  We have incurred net losses of $46.5 million for the three months ended March 31, 2008, and $113.8 million, $87.4 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and at March 31, 2008 had an accumulated deficit of $556.5 million and a working capital deficiency of $149.6 million.  At March 31, 2008, we had $229.1 million of debt that matures in the 12-month period ending March 31, 2009, including amounts owing under our $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on May 23, 2008, amounts owing under the Bridge Loan, which is scheduled to mature on May 31, 2008, and our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by May 31, 2008.  Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on generating cash flows that are adequate to sustain the operations of our business, renewing or extending current financing arrangements and meeting our obligations with respect to secured and unsecured creditors, none of which is assured.  If we are unable to repay our obligations when due or meet required covenants in debt agreements, substantially all of our other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions.  On September 12, 2007, our Board of Directors approved the Plan, which was designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of our racing, gaming and technology operations, and a possible future equity issuance.  The success of the Plan is not assured.  To address short-term liquidity concerns and provide sufficient time to implement the Plan, we arranged $100.0 million of funding, comprised of: (i) the Fair Enterprise Private Placement which was completed in October 2007; and (ii) the Bridge Loan.  Although we continue to implement the Plan, the sale of assets under the Plan is taking longer than originally contemplated.  As a result, we will likely need to seek additional funds in the short-term from one or more possible sources.  The availability of such additional funds is not assured and, if available, the terms thereof are not determinable at this time.  The consolidated financial statements included with this Report do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

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

NASDAQ GLOBAL MARKET CONTINUOUS LISTING REQUIREMENTS

As a result of the bid price of our publicly held Class A Subordinate Voting Stock closing below the $1.00 per share minimum for 30 consecutive business days, on February 12, 2008, we received notice from the Nasdaq Stock Market (“Nasdaq”) advising that in accordance with Nasdaq Marketplace Rule 4450(e)(2), MEC has until August 11, 2008 (or such later date as may be permitted by Nasdaq) to regain compliance with the minimum bid price for MEC’s publicly held Class A Subordinate Voting Stock required for continued listing on the Nasdaq Global Market. The notice further stated that we will receive further notification from Nasdaq staff (i) stating that we have regained compliance, in the event the bid price of MEC’s Class A Subordinate Voting Stock on the Nasdaq Global Market closes at $1.00 per share or more for a minimum of 10 consecutive trading days or (ii) indicating that our Class A Subordinate Voting Stock will be delisted, in the event the minimum bid price requirement is not satisfied.

During this 180 calendar day period, our Class A Subordinate Voting Stock will continue to trade on the Nasdaq Global Market. This Nasdaq notice has no effect on the listing of our Class A Subordinate Voting Stock on the Toronto Stock Exchange.

In order to provide flexibility in addressing market-related issues affecting our capitalization and to address the Nasdaq continuous listing requirements, our Board of Directors adopted a resolution, subject to the approval of our stockholders, to amend MEC’s Certificate of Incorporation that would permit a reverse stock split of our Class A Subordinate Voting Stock and Class B Stock. In accordance with the May 6, 2008 approval of the stockholders, the Board of Directors has discretion to implement the reverse stock split for one time only, prior to May 6, 2009, in any whole number consolidated ratio from 1:10 to 1:20.  Because the reverse stock split would apply to all our issued shares of Class A Subordinate Voting Stock and Class B Stock, the proposed reverse stock split would not alter the relative rights and preferences of existing stockholders nor affect any stockholder’s proportionate equity or voting interest in MEC, except to the extent their reverse stock split would result in fractional shares that are cashed out.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the U.S. Prime rate, LIBOR and EURIBOR.  Based on interest rates at March 31, 2008, and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our credit facilities and other variable rate borrowings would not materially affect our annual future earnings and cash flows.  Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

In order to mitigate a portion of the interest rate risk associated with the SAC term loan facility, we have entered into the four interest rate swap contracts described under “Long-term and related party debt”.

IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2008, we adopted the provisions of SFAS 157 prospectively, except with respect to certain non-financial assets and liabilities which have been deferred.  The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

The following table represents information related to our financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value:
Cash equivalents	$1,700	$—	$—

Liabilities carried at fair value:
Interest rate swaps	$—	$2,343	$—

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in income.   The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, we adopted the provisions of SFAS 159 prospectively.  We have elected not to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, as defined in SFAS 159 under the fair value option.  Accordingly, the adoption of SFAS 159 did not have an effect on our consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exception, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141(R) defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141(R) requires recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value at the acquisition date. SFAS 141(R) also provides for the recognition of acquisition costs as expenses when incurred and for expanded disclosures. SFAS 141(R) is effective for acquisitions closing after December 15, 2008, with earlier adoption prohibited.  We are currently reviewing SFAS 141(R), but have not yet determined the future impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141(R). Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statement of operations and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented.  We are currently reviewing SFAS 160, but have not yet determined the future impact, if any, on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of applicable securities legislation, including Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and forward-looking information as defined in the Securities Act (Ontario) (collectively referred to as forward-looking statements).  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario) and include, among others, statements regarding: the current status and the potential impact of the Plan on our debt reduction efforts, as to which there can be no assurance of success; expectations as to our ability to complete asset sales at the appropriate prices and in a timely manner; the impact of the Bridge Loan; expectations as to our ability to comply with the Bridge Loan and other credit facilities; strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operations; expectations as to revenues, costs and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management’s good faith assumptions and analyses made in light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, that could cause actual events or results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but may not be limited to, material adverse changes in: general economic conditions; the popularity of racing and other gaming activities as recreational activities; the regulatory environment affecting the horse racing and gaming industries; our ability to obtain or maintain government and other regulatory approvals necessary or desirable to proceed with proposed real estate developments; increased regulation affecting certain of our non-racetrack operations, such as broadcasting ventures; and our ability to develop, execute or finance our strategies and plans within expected timelines or budgets. In drawing conclusions set out in our forward-looking statements above, we have assumed, among other things, that we will able to successfully implement our Plan and comply with the terms of and/or obtain waivers or other concessions from our lenders and refinance or repay on maturity our existing financing arrangements (including our Bridge Loan and our senior secured revolving credit facility with a Canadian financial institution), and there will not be any material adverse changes in: general economic conditions; the popularity of horse racing and other gaming activities; weather and other environmental conditions at our facilities; the regulatory environment; and our ability to develop, execute or finance our strategies and plans as anticipated.

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

Item 4.            Controls and Procedures

Based on an evaluation carried out, as of March 31, 2008, under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of March 31, 2008, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

During the fiscal quarter ended March 31, 2008, we experienced no material developments in any of the material litigation described in our Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”).  However, in respect of the hearing related to The Shops at Santa Anita, as described in the 2007 10-K, in April 2008 that hearing was rescheduled from the third week of April 2008 to May 23, 2008.  Other than the litigation described in the 2007 Form 10-K, we are not directly involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or that which is expected to be covered by insurance.

Item 1A.         Risk Factors

The risk factors described in our 2007 Form 10-K have not materially changed.

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

10.1	Employment contract between Magna Entertainment Corp. and Ron Charles dated February 29, 2008.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 9, 2008