Form 10-Q
period 2008-06-30
MAGNA ENTERTAINMENT CORP
filed 2008-08-08
CIK 1093273

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The Registrant had 2,929,543 shares of Class A Subordinate Voting Stock and 2,923,302 shares of Class B Stock outstanding as of July 31, 2008.

 MAGNA ENTERTAINMENT CORP.
I N D E X

PART I — FINANCIAL INFORMATION		PAGES
Item 1.	Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2008 and 2007
Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2008 and 2007
Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007
Notes to the Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Certifications
Exhibits

PART 1 — FINANCIAL INFORMATION

Item 1.

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except per share figures)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Racing and gaming
Pari-mutuel wagering	$109,043	$113,421	$291,936	$315,759
Gaming	10,867	9,151	24,504	22,816
Non-wagering	43,017	43,776	73,848	80,142

	162,927	166,348	390,288	418,717

Real estate and other
Sale of real estate	—	—	1,492	—
Residential development and other	3,355	1,058	5,478	2,891

	3,355	1,058	6,970	2,891

	166,282	167,406	397,258	421,608

Costs, expenses and other income
Racing and gaming
Pari-mutuel purses, awards and other	65,108	65,624	177,136	192,373
Gaming purses, taxes and other	7,271	6,221	16,471	15,884
Operating costs	70,337	71,866	143,522	148,321
General and administrative	15,081	17,214	29,061	31,868

	157,797	160,925	366,190	388,446

Real estate and other
Cost of real estate sold	—	—	1,492	—
Operating costs	1,017	612	1,896	1,730
General and administrative	131	230	266	409

	1,148	842	3,654	2,139

Predevelopment and other costs	1,052	867	1,447	1,372
Depreciation and amortization	11,216	9,061	22,272	17,711
Interest expense, net	16,456	11,145	32,493	22,507
Write-down of long-lived assets	—	—	5,000	—
Equity loss	1,073	803	1,909	1,128
Recognition of deferred gain on The Meadows transaction	—	—	(2,013)	—

	188,742	183,643	430,952	433,303

Loss from continuing operations before income taxes	(22,460)	(16,237)	(33,694)	(11,695)
Income tax expense	530	4,092	2,263	2,924

Loss from continuing operations	(22,990)	(20,329)	(35,957)	(14,619)
Income (loss) from discontinued operations	1,736	(3,108)	(31,757)	(6,349)

Net loss	(21,254)	(23,437)	(67,714)	(20,968)
Other comprehensive income (loss)
Foreign currency translation adjustment	(407)	1,264	2,082	2,010
Change in fair value of interest rate swap	673	5	57	(96)

Comprehensive loss	$(20,988)	$(22,168)	$(65,575)	$(19,054)

Earnings (loss) per share for Class A Subordinate Voting Stock and Class B Stock:
Basic and Diluted
Continuing operations	$(3.93)	$(3.77)	$(6.16)	$(2.72)
Discontinued operations	0.29	(0.58)	(5.44)	(1.18)

Loss per share	$(3.64)	$(4.35)	$(11.60)	$(3.90)

Average number of shares of Class A Subordinate Voting Stock and Class B Stock outstanding during the period (in thousands):
Basic and Diluted	5,845	5,386	5,838	5,382

See accompanying notes

MAGNA ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash provided from (used for):
Operating activities of continuing operations:
Loss from continuing operations	$(22,990)	$(20,329)	$(35,957)	$(14,619)
Items not involving current cash flows	12,588	9,241	29,663	17,623

	(10,402)	(11,088)	(6,294)	3,004
Changes in non-cash working capital balances	(11,859)	14,034	(19,544)	(16,076)

	(22,261)	2,946	(25,838)	(13,072)

Investing activities of continuing operations:
Real estate property and fixed asset additions	(4,380)	(22,512)	(14,868)	(35,861)
Other asset additions	(5,666)	(1,434)	(7,042)	(2,486)
Proceeds on disposal of real estate properties	—	—	1,492	—
Proceeds on disposal of fixed assets	3,291	1,001	5,345	2,641
Proceeds on real estate sold to parent	—	23,663	—	87,909
Proceeds on real estate sold to a related party	31,460	—	31,460	—

	24,705	718	16,387	52,203

Financing activities of continuing operations:
Proceeds from bank indebtedness	14,619	741	37,746	15,741
Proceeds from indebtedness and long-term debt with parent	31,826	6,402	50,900	16,329
Proceeds from long-term debt	5	3,865	2,736	4,140
Repayment of bank indebtedness	(17,875)	(15,000)	(40,469)	(21,515)
Repayment of indebtedness and long-term debt with parent	(20,217)	(473)	(22,433)	(2,153)
Repayment of long-term debt	(5,692)	(15,855)	(8,878)	(29,460)

	2,666	(20,320)	19,602	(16,918)

Effect of exchange rate changes on cash and cash equivalents	21	19	78	(86)

Net cash flows provided from (used for) continuing operations	5,131	(16,637)	10,229	22,127

Cash provided from (used for) discontinued operations:
Operating activities of discontinued operations	2,755	(906)	1,593	(1,356)
Investing activities of discontinued operations	(4,075)	(2,552)	(4,983)	(3,227)
Financing activities of discontinued operations	(13,323)	(1,483)	(12,655)	(21,582)

Net cash flows used for discontinued operations	(14,643)	(4,941)	(16,045)	(26,165)

Net decrease in cash and cash equivalents during the period	(9,512)	(21,578)	(5,816)	(4,038)
Cash and cash equivalents, beginning of period	47,089	75,831	43,393	58,291

Cash and cash equivalents, end of period	37,577	54,253	37,577	54,253
Less: cash and cash equivalents, end of period of discontinued operations	(8,171)	(10,814)	(8,171)	(10,814)

Cash and cash equivalents, end of period of continuing operations	$29,406	$43,439	$29,406	$43,439

See accompanying notes

MAGNA ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(REFER TO NOTE 1 — GOING CONCERN)
(Unaudited)
(U.S. dollars and share amounts in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,406	$34,152
Restricted cash	11,733	28,264
Accounts receivable	36,907	32,157
Due from parent	940	4,463
Income taxes receivable	—	1,234
Inventories	6,272	6,351
Prepaid expenses and other	16,487	9,946
Assets held for sale	27,343	35,658
Discontinued operations	115,738	75,455

	244,826	227,680

Real estate properties, net	701,510	705,069
Fixed assets, net	79,382	85,908
Racing licenses	109,868	109,868
Other assets, net	13,218	10,980
Future tax assets	39,576	39,621
Assets held for sale	—	4,482
Discontinued operations	—	60,268

	$1,188,380	$1,243,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank indebtedness	$36,491	$39,214
Accounts payable	46,416	65,351
Accrued salaries and wages	8,481	8,198
Customer deposits	3,029	2,575
Other accrued liabilities	32,123	46,124
Income taxes payable	633	—
Long-term debt due within one year	11,088	10,654
Due to parent	170,215	137,003
Deferred revenue	2,772	4,339
Liabilities related to assets held for sale	876	1,047
Discontinued operations	83,840	75,396

	395,964	389,901

Long-term debt	83,301	89,680
Long-term debt due to parent	67,299	67,107
Convertible subordinated notes	223,071	222,527
Other long-term liabilities	15,566	18,255
Future tax liabilities	81,471	80,076
Discontinued operations	—	13,617

	866,672	881,163

Shareholders' equity:
Class A Subordinate Voting Stock
(Issued: 2008 — 2,930; 2007 — 2,908)	339,587	339,435
Class B Stock
(Convertible into Class A Subordinate Voting Stock)
(Issued: 2008 and 2007 — 2,923)	394,094	394,094
Contributed surplus	116,164	91,825
Other paid-in-capital	2,110	2,031
Accumulated deficit	(577,771)	(510,057)
Accumulated other comprehensive income	47,524	45,385

	321,708	362,713

	$1,188,380	$1,243,876

See accompanying notes

MAGNA ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in U.S. dollars unless otherwise noted and all tabular amounts in thousands, except per share figures)

1.
GOING CONCERN

  These consolidated financial statements of Magna Entertainment Corp. ("MEC" or the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $67.7 million for the six months ended June 30, 2008, has incurred net losses of $113.8 million, $87.4 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and at June 30, 2008 has an accumulated deficit of $577.8 million and a working capital deficiency of $151.1 million. At June 30, 2008, the Company had $229.8 million of debt due to mature in the 12-month period ending June 30, 2009, including amounts owing under the Company's $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on August 15, 2008, amounts owing under its amended bridge loan facility of up to $110.0 million with a subsidiary of MI Developments Inc. ("MID"), the Company's controlling shareholder, which is scheduled to mature on August 31, 2008 and the Company's obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by August 31, 2008. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business, renewing or extending current financing arrangements and meeting its obligations with respect to secured and unsecured creditors, none of which is assured. If the Company is unable to repay its obligations when due or satisfy required covenants in debt agreements, substantially all of the Company's other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless the Company is able to obtain waivers, modifications or extensions. On September 12, 2007, the Company's Board of Directors approved a debt elimination plan designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of the Company's racing, gaming and technology operations, and a possible future equity issuance. To address short-term liquidity concerns and provide sufficient time to implement the debt elimination plan, the Company arranged $100.0 million of funding in September 2007, comprised of (i) a $20.0 million private placement of the Company's Class A Subordinate Voting Stock to Fair Enterprise Limited ("Fair Enterprise"), a company that forms part of an estate planning vehicle for the family of Frank Stronach, the Chairman and Chief Executive Officer of the Company, which was completed in October 2007; and (ii) a short-term bridge loan facility of up to $80.0 million with a subsidiary of MID, which was subsequently increased to $110.0 million on May 23, 2008. Although the Company continues to take steps to implement the debt elimination plan, weakness in the U.S. real estate and credit markets have adversely impacted the Company's ability to execute the debt elimination plan as market demand for the Company's assets has been weaker than expected and financing for potential buyers has become more difficult to obtain such that the Company does not expect to execute the debt elimination plan on the time schedule originally contemplated, if at all. Further, given the announcement of the MID reorganization proposal, and pending determination of whether it will proceed, the Company is in the process of reconsidering whether to sell certain of the assets that were originally identified for disposition under the debt elimination plan. As a result, the Company has needed and will again need to seek extensions from existing lenders and additional funds in the short-term from one or more possible sources. The availability of such extensions and additional funds is not assured and, if available, the terms thereof are not determinable at this time. These consolidated financial statements do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

  Reverse Stock Split

  Subsequent to the consolidated balance sheet date, on July 3, 2008, the Company's Board of Directors approved a reverse stock split (the "Reverse Stock Split"), with an effective date of July 22, 2008, of the Company's Class A Subordinate Voting Stock and Class B Stock utilizing a 1:20 consolidation ratio. As a result of the Reverse Stock Split, every twenty shares of the Company's issued and outstanding Class A Subordinate Voting Stock and Class B Stock were consolidated into one share of the Company's Class A Subordinate Voting Stock and Class B Stock, respectively. In addition, the exercise prices of the Company's stock options and the conversion prices of the Company's convertible subordinated notes have been adjusted, such that, the number of shares potentially issuable on the exercise of stock options and/or conversion of subordinated notes will reflect the 1:20 consolidation ratio. Accordingly, all of the Company's issued and outstanding Class A Subordinate Voting Stock and Class B Stock and all performance share awards, outstanding stock options to purchase Class A Subordinate Voting Stock and convertible subordinated notes into Class A Subordinate Voting Stock for all periods presented have been restated to reflect the Reverse Stock Split.

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

  Comparative Amounts

  Certain of the comparative amounts have been reclassified to reflect assets held for sale, discontinued operations and the Reverse Stock Split.

  Impact of Recently Adopted Accounting Standards

  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 prospectively, except with respect to certain non-financial assets and liabilities which have been deferred. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements.

  The following table represents information related to the Company's financial liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities carried at fair value:
Interest rate swaps	$—	$1,221	$—

  In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS 159"). SFAS 159 allows companies to voluntarily choose, at specified election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument be reported in income. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS 159 prospectively. The Company has elected not to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, as defined in SFAS 159 under the fair value option. Accordingly, the adoption of SFAS 159 did not have an effect on the Company's consolidated financial statements.

  Impact of Recently Issued Accounting Standards

  In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exception, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141(R) defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141(R) requires recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a "more-likely-than-not" threshold at fair value at the acquisition date. SFAS 141(R) also provides for the recognition of acquisition costs as expenses when incurred and for expanded disclosures. SFAS 141(R) is effective for acquisitions closing after December 15, 2008, with earlier adoption prohibited. The Company is currently reviewing SFAS 141(R), but has not yet determined the future impact, if any, on the Company's consolidated financial statements.

  In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141(R). Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as "minority interests") are reported in the consolidated statement of financial position as a separate component within shareholders' equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company is currently reviewing SFAS 160, but has not yet determined the future impact, if any, on the Company's consolidated financial statements.

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

  Given that the racing services agreement was effectively a lease of property, plant and equipment and since the amount owing under the holdback note is to be paid to the extent of available cash flows as defined in the holdback agreement, the Company was deemed to have continuing involvement with the long-lived assets for accounting purposes. As a result, the sale of The Meadows' real estate and fixed assets was precluded from sales recognition and not accounted for as a sale-leaseback, but rather using the financing method of accounting under U.S. GAAP. Accordingly, $12.8 million of the proceeds were deferred, representing the fair value of long-lived assets of $7.2 million and the net present value of the operating losses expected over the term of the racing services agreement of $5.6 million, and recorded as "other long-term liabilities" on the consolidated balance sheet at the date of completion of the transaction. The deferred proceeds are being recognized in the consolidated statements of operations and comprehensive loss over the five-year term of the racing services agreement and/or at the point when the sale-leaseback subsequently qualifies for sales recognition. For the three and six months ended June 30, 2008, the Company recognized $0.3 million and $0.4 million, respectively, and for the three and six months ended June 30, 2007, the Company recognized $0.1 million and $0.4 million, respectively, of the deferred proceeds in income, which is recorded as an offset to racing and gaming "general and administrative" expenses on the accompanying consolidated statements of operations and comprehensive loss.

  Effective January 1, 2008, The Meadows entered into an agreement with The Meadows Standardbred Owners Association, which expires on December 31, 2009, whereby the horsemen will make contributions to subsidize backside maintenance and marketing expenses at The Meadows. As a result, the Company revised its estimate of the operating losses expected over the remaining term of the racing services agreement, which resulted in an additional $2.0 million of deferred gain being recognized in income for the six months ended June 30, 2008. At June 30, 2008, the remaining balance of the deferred proceeds is $8.6 million. With respect to the $25.0 million holdback agreement, the Company will recognize this consideration upon the settlement of the indemnification obligations and as payments are received (refer to Note 14(k)).

4.
ASSETS HELD FOR SALE

(a)
In November and December 2007, the Company entered into sale agreements for three parcels of excess real estate comprising approximately 825 acres in Porter, New York, subject to the completion of due diligence by the purchasers and customary closing conditions. The sale of one parcel was completed in December 2007 for cash consideration of $0.3 million, net of transaction costs, and the sales of the remaining two parcels were completed in January 2008 for total cash consideration of $1.5 million, net of transaction costs. The two parcels of excess real estate for which the sales were completed in January 2008 have been reflected as "assets held for sale" on the consolidated balance sheet at December 31, 2007. The net proceeds received on closing were used to repay a portion of the bridge loan facility with a subsidiary of MID in January 2008.

(b)
On December 21, 2007, the Company entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna International Inc. ("Magna"), a related party, for a purchase price of Euros 20.0 million (U.S. $31.5 million), net of transaction costs. The sale transaction was completed on April 11, 2008. Of the net proceeds that were received on closing, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds was used to repay a portion of the bridge loan facility with a subsidiary of MID. The gain on sale of the excess real estate of approximately Euros 15.5 million (U.S. $24.3 million), net of tax, has been reported as a contribution of equity in contributed surplus.

(c)
On August 9, 2007, the Company announced its intention to sell a real estate property located in Dixon, California. In addition, in March 2008, the Company committed to a plan to sell excess real estate located in Oberwaltersdorf, Austria. The Company is actively marketing these properties for sale and has listed the properties for sale with real estate brokers. Accordingly, at June 30, 2008 and December 31, 2007, these real estate properties are classified as "assets held for sale" on the consolidated balance sheets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144").

(d)
On August 9, 2007, the Company also announced its intention to sell a real estate property located in Ocala, Florida. The Company is actively marketing this property for sale and is in negotiations with a potential buyer. Accordingly, at June 30, 2008 and December 31, 2007, this real estate property is classified as "assets held for sale" on the consolidated balance sheets in accordance with SFAS 144.

(e)
The Company's assets held for sale and related liabilities at June 30, 2008 and December 31, 2007 are shown below. All assets held for sale and related liabilities are classified as current at June 30, 2008 as the assets and related liabilities described in sections (a) through (d) above have been or are expected to be sold within one year from the consolidated balance sheet date.

	June 30, 2008	December 31, 2007
ASSETS
Real estate properties, net
Dixon, California (refer to Note 6)	$14,139	$19,139
Ocala, Florida	8,407	8,407
Oberwaltersdorf, Austria	4,797	—
Ebreichsdorf, Austria	—	6,619
Porter, New York	—	1,493

	27,343	35,658
Oberwaltersdorf, Austria	—	4,482

	$27,343	$40,140

LIABILITIES
Future tax liabilities	$876	$1,047

  (f)
  On September 12, 2007, the Company's Board of Directors approved a debt elimination plan designed to eliminate net debt by generating funding from the sale of certain assets, entering into strategic transactions involving the Company's racing, gaming and technology operations, and a possible future equity issuance. In addition to the sales of real estate described in sections (a) through (d) above, the debt elimination plan also contemplates the sale of real estate properties located in Aventura and Hallandale, Florida, both adjacent to Gulfstream Park and in Anne Arundel County, Maryland, adjacent to Laurel Park. The Company also intends to explore selling its membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that the Company is pursuing under joint venture arrangements with Forest City Enterprises, Inc. ("Forest City") and Caruso Affiliated, respectively. The Company also intends to sell Thistledown in Ohio and its interest in Portland Meadows in Oregon and subsequent to the balance sheet date, on July 16, 2008, the Company completed the sale of Great Lakes Downs in Michigan. The Company also intends to explore other strategic transactions involving other racing, gaming and technology operations, including: partnerships or joint ventures in respect of the existing gaming facility at Gulfstream Park; partnerships or joint ventures in respect of potential alternative gaming operations at certain of the Company's other racetracks that currently do not have gaming operations; the sale of Remington Park, a horse racetrack and gaming facility in Oklahoma City; and transactions involving the Company's technology operations, which may include one or more of the assets that comprise the Company's PariMax business.

    For those properties that have not been classified as held for sale as noted in sections (a) through (d) above, the Company has determined that they do not meet all of the criteria required in SFAS 144 for the following reasons and, accordingly, these assets continue to be classified as held and used at June 30, 2008:

    •
    Real estate properties located in Aventura and Hallandale, Florida (adjacent to Gulfstream Park): At June 30, 2008, the Company had not initiated an active program to locate a buyer for these assets as the properties had not been listed for sale with an external agent and were not being actively marketed for sale.

    •
    Real estate property in Anne Arundel County, Maryland (adjacent to Laurel Park): At June 30, 2008, the Company had not initiated an active program to locate a buyer for this asset as the property had not been listed for sale with an external agent and was not being actively marketed for sale. In addition, given the near term potential for a legislative change to permit video lottery terminals at Laurel Park and the possible effect such legislative change could have on the

      Company's development plans for the overall property is such that at June 30, 2008, the Company does not expect to complete the sale of this asset within one year.

    •
    Membership interest in the mixed-use development at Gulfstream Park with Forest City and membership interest in the mixed-use development at Santa Anita Park with Caruso Affiliated: At June 30, 2008, the Company was not actively marketing these assets for sale and does not expect to complete the sale of these assets within one year.

    The following assets have met the criteria of SFAS 144 to be reflected as assets held for sale and also met the requirements to be reflected as discontinued operations at June 30, 2008 and have been presented accordingly:

    •
    Great Lakes Downs: In October 2007, the property was listed for sale with a real estate broker. The 2007 race meet at Great Lakes Downs concluded on November 4, 2007 and the facility was then closed. In order to facilitate the sale of this property, the Company re-acquired Great Lakes Downs from Richmond Racing Co., LLC in December 2007 pursuant to a prior existing option right. Subsequent to the consolidated balance sheet date, on July 16, 2008, the Company completed the sale of Great Lakes Downs.

    •
    Thistledown and Remington Park: In September 2007, the Company engaged a U.S. investment bank to assist in soliciting potential purchasers and managing the sale process for certain assets contemplated in the debt elimination plan. In October 2007, the U.S. investment bank initiated an active program to locate potential buyers and began marketing these assets for sale. The Company has since taken over the sales process from the U.S. investment bank and is currently in discussions with potential buyers for these assets.

    •
    Portland Meadows: In November 2007, the Company initiated an active program to locate potential buyers and began marketing this asset for sale. The Company is currently in discussions with potential buyers for this asset.

    •
    Magna Racino™: In March 2008, the Company committed to a plan to sell Magna Racino™. The Company has initiated an active program to locate potential buyers and began marketing the assets for sale through a real estate agent.

5.
DISCONTINUED OPERATIONS

(a)
As part of the debt elimination plan approved by the Board of Directors (refer to Note 4(f)), the Company intends to sell Thistledown in Ohio, Portland Meadows in Oregon, Remington Park in Oklahoma City and Magna Racino™ in Ebreichsdorf, Austria and subsequent to the consolidated balance sheet date, on July 16, 2008, the Company completed the sale of Great Lakes Downs in Michigan. Accordingly, at June 30, 2008, these operations have been classified as discontinued operations.

  (b)
  The Company's results of operations related to discontinued operations for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Results of Operations
Revenues	$35,835	$35,657	$65,590	$65,629
Costs and expenses	33,853	36,178	62,968	66,463

	1,982	(521)	2,622	(834)
Predevelopment and other costs	161	21	315	46
Depreciation and amortization	—	1,738	605	3,502
Interest expense, net	470	1,022	1,550	2,161
Write-down of long-lived assets (refer to Note 6)	—	—	32,294	—
Equity income	—	(32)	—	(32)

Income (loss) from discontinued operations before income taxes	1,351	(3,270)	(32,142)	(6,511)
Income tax benefit	(385)	(162)	(385)	(162)

Income (loss) from discontinued operations	$1,736	$(3,108)	$(31,757)	$(6,349)

    The Company's assets and liabilities related to discontinued operations at June 30, 2008 and December 31, 2007 are shown below. All assets and liabilities related to discontinued operations are classified as current at June 30, 2008 as they are expected to be sold within one year from the consolidated balance sheet date.

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,171	$9,241
Restricted cash	13,175	7,069
Accounts receivable	4,505	6,602
Inventories	411	426
Prepaid expenses and other	2,851	1,386
Real estate properties, net	61,037	39,094
Fixed assets, net	11,935	11,531
Other assets, net	106	106
Future tax assets	13,547	—

	115,738	75,455

Real estate properties, net	—	41,941
Fixed assets, net	—	4,764
Other assets, net	—	16
Future tax assets	—	13,547

	—	60,268

	$115,738	$135,723

LIABILITIES
Current liabilities:
Accounts payable	$13,877	$9,146
Accrued salaries and wages	1,100	946
Other accrued liabilities	12,325	11,354
Income taxes payable	3,515	3,182
Long-term debt due within one year	11,632	22,096
Due to parent (refer to Note 13(a)(v))	409	397
Deferred revenue	1,053	1,257
Long-term debt	91	115
Long-term debt due to parent (refer to Note 13(a)(v))	25,337	26,143
Other long-term liabilities	954	760
Future tax liabilities	13,547	—

	83,840	75,396

Other long-term liabilities	—	70
Future tax liabilities	—	13,547

	—	13,617

	$83,840	$89,013

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

  Write-downs relating to long-lived assets recognized are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Assets held for sale
Dixon, California real estate(i)	$—	$—	$5,000	$—

Discontinued operations
Magna Racino™(ii)	$—	$—	$29,195	$—
Portland Meadows(iii)	—	—	3,099	—

	$—	$—	$32,294	$—

  (i)
  As a result of significant weakness in the Northern California real estate market and the U.S. financial market, the Company recorded an impairment charge of $5.0 million related to the Dixon, California real estate property in the six months ended June 30, 2008, which represents the excess of the carrying value of the asset over the estimated fair value less selling costs. The impairment charge is included in the real estate and other operations segment.

  (ii)
  As a result of the classification of Magna Racino™ as discontinued operations, the Company recorded an impairment charge of $29.2 million in the six months ended June 30, 2008, which represents the excess of the carrying value of the assets over the estimated fair value less selling costs. The impairment charge is included in discontinued operations on the consolidated statements of operations and comprehensive loss.

  (iii)
  In June 2003, the Oregon Racing Commission ("ORC") adopted regulations that permitted wagering through Instant Racing terminals as a form of pari-mutuel wagering at Portland Meadows (the "Instant

    Racing Rules"). In September 2006, the ORC granted a request by Portland Meadows to offer Instant Racing under its 2006-2007 race meet license. In June 2007, the ORC, acting under the advice of the Oregon Attorney General, temporarily suspended and began proceedings to repeal the Instant Racing Rules. In September 2007, the ORC denied a request by Portland Meadows to offer Instant Racing under its 2007-2008 race meet license. In response to this denial, the Company requested the holding of a contested case hearing, which took place in January 2008. On February 27, 2008, the Office of Administrative Hearings released a proposed order in the Company's favor approving Instant Racing as a legal wager at Portland Meadows. However, on April 25, 2008, the ORC issued an order rejecting that recommendation. Based on the ORC's order to reject the Office of Administrative Hearings' recommendation, the Company recorded an impairment charge of $3.1 million related to the Instant Racing terminals and build-out of the Instant Racing facility in the six months ended June 30, 2008, which is included in discontinued operations on the consolidated statements of operations and comprehensive loss.

7.
INCOME TAXES

  In accordance with U.S. GAAP, the Company estimates its annual effective tax rate at the end of each of the first three quarters of the year, based on current facts and circumstances. The Company has estimated a nominal annual effective tax rate for the entire year and accordingly has applied this effective tax rate to loss from continuing operations before income taxes for the three and six months ended June 30, 2008 and 2007, resulting in an income tax expense of $0.5 million and $2.3 million for the three and six months ended June 30, 2008 and an income tax expense of $4.1 million and $2.9 million for the three and six months ended June 30, 2007. The income tax expense for the three and six months ended June 30, 2008 primarily represents valuation allowances recorded against future tax assets in certain U.S. operations that, effective January 1, 2008, were included in the Company's U.S. consolidated income tax return. The income tax expense for the three and six months ended June 30, 2007 primarily represents income tax expense recognized from certain of the Company's U.S. operations that were not included in the Company's U.S. consolidated income tax return.

8.
BANK INDEBTEDNESS AND LONG-TERM DEBT

(a)
Bank Indebtedness

    The Company's bank indebtedness consists of the following short-term bank loans:

	June 30, 2008	December 31, 2007
$40.0 million senior secured revolving credit facility(i)	$36,491	$34,891
$7.5 million revolving loan facility(ii)	—	3,499
$3.0 million revolving credit facility(iii)	—	824

	$36,491	$39,214

    (i)
    The Company has a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which was scheduled to mature on July 30, 2008, but was extended to August 15, 2008 (refer to Note 16(c)). The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain subsidiaries of the Company. At June 30, 2008, the Company had borrowings of $36.5 million (December 31, 2007 — $34.9 million) and had issued letters of credit totalling $3.4 million (December 31, 2007 — $4.3 million) under the credit facility, such that $0.1 million was unused and available. The loans under the facility bear interest at the U.S. base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. The weighted average interest rate on the loans outstanding under the credit facility at June 30, 2008 was 8.5% (December 31, 2007 — 11.0%).

    (ii)
    A wholly-owned subsidiary of the Company that owns and operates Santa Anita Park has a $7.5 million revolving loan agreement under its existing credit facility with a U.S. financial institution, which matures on October 31, 2012. The revolving loan agreement requires that the aggregate outstanding principal be fully repaid for a period of 60 consecutive days during each year, is guaranteed by the Company's wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and The Santa Anita Companies, Inc. ("SAC") and a pledge of all of the outstanding capital stock of LATC and SAC. At June 30, 2008, the Company had no borrowings (December 31, 2007 — $3.5 million) under the revolving loan agreement. Borrowings under the revolving loan agreement bear interest at the U.S. prime rate. The weighted average interest rate on the borrowings outstanding under the revolving loan agreement at June 30, 2008 was not applicable given that there were no outstanding borrowings (December 31, 2007 — 7.3%).

    (iii)
    A wholly-owned subsidiary of the Company, AmTote International, Inc. ("AmTote"), had a $3.0 million revolving credit facility with a U.S. financial institution to finance working capital requirements, which matured on May 31, 2008, at which time the credit facility was fully repaid and terminated. Accordingly, at June 30, 2008, the Company had no borrowings (December 31, 2007 — $0.8 million) under the credit facility. The weighted average interest rate on the borrowings outstanding under the credit facility at June 30, 2008 was not applicable given that the credit facility was fully repaid and terminated (December 31, 2007 — 7.7%).

  (b)
  Long-Term Debt

  (i)
  On April 30, 2008, AmTote entered into an amending credit agreement with a U.S. financial institution. The principal amendments related to long-term debt included accelerating the maturity dates of the $4.2 million term loan from May 11, 2011 to May 30, 2009 and the $10.0 million equipment loan from May 11, 2012 to May 30, 2009. As a result of the amendments to the maturity dates, amounts outstanding under the term and equipment loans at June 30, 2008 are reflected in "long-term debt due within one year" on the consolidated balance sheets.

  (ii)
  The Company's wholly-owned subsidiaries that own and operate Pimlico Race Course and Laurel Park have borrowings of $9.0 million outstanding at June 30, 2008 under term loan credit facilities with a U.S. financial institution. At June 30, 2008, the Company was not in compliance with one of the financial covenants contained in these credit agreements. A waiver was obtained from the lender on August 5, 2008 for the financial covenant breach at June 30, 2008 (refer to Note 16(a)).

9.
CAPITAL STOCK

(a)
Class A Subordinate Voting Stock and Class B Stock at June 30, 2008 and December 31, 2007 are shown in the table below (number of shares and stated value have been rounded to the nearest thousand) and have been restated to reflect the effect of the Reverse Stock Split (refer to Note 2).

	Class A Subordinate Voting Stock		Class B Stock		Total
	Number of Shares	Stated Value	Number of Shares	Stated Value	Number of Shares	Stated Value
Issued and outstanding at December 31, 2007 and March 31, 2008	2,908	$339,435	2,923	$394,094	5,831	$733,529
Issued under the Long-term Incentive Plan	22	152	—	—	22	152

Issued and outstanding at June 30, 2008	2,930	$339,587	2,923	$394,094	5,853	$733,681

  (b)
  The following table (number of shares have been rounded to the nearest thousand) presents the maximum number of shares of Class A Subordinate Voting Stock and Class B Stock that would be outstanding if all of the outstanding options and convertible subordinated notes issued and outstanding at June 30, 2008 were exercised or converted and has been restated to reflect the effect of the Reverse Stock Split (refer to Note 2):

Number of Shares
Class A Subordinate Voting Stock outstanding	2,930
Class B Stock outstanding	2,923
Options to purchase Class A Subordinate Voting Stock	237
8.55% Convertible Subordinated Notes, convertible at $141.00 per share	1,064
7.25% Convertible Subordinated Notes, convertible at $170.00 per share	441

7,595

10.
LONG-TERM INCENTIVE PLAN

  The Company's Long-term Incentive Plan (the "Incentive Plan") (adopted in 2000 and amended in 2007) allows for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock and performance shares to directors, officers, employees, consultants, independent contractors and agents. Prior to the Reverse Stock Split, a maximum of 8.8 million shares of Class A Subordinate Voting Stock remained available to be issued under the Incentive Plan, of which 7.8 million were available for issuance pursuant to stock options and tandem stock appreciation rights and 1.0 million were available for issuance pursuant to any other type of award under the Incentive Plan. As a result of the Reverse Stock Split, effective July 22, 2008, 440 thousand shares of Class A Subordinate Voting Stock remain available to be issued under the Incentive Plan, of which 390 thousand are available for issuance pursuant to stock options and tandem stock appreciation rights and 50 thousand are available for issuance pursuant to any other type of award under the Incentive Plan.

  Under a 2005 incentive compensation program, the Company awarded performance shares of Class A Subordinate Voting Stock to certain officers and key employees. The number of shares of Class A Subordinate Voting Stock underlying the performance share awards was based either on a percentage of a guaranteed bonus or a percentage of total 2005 compensation divided by the market value of the Class A Subordinate Voting Stock on the date the program was approved by the Compensation Committee of the Board of Directors of the Company. These performance shares vested over a six or eight month period to December 31, 2005 and were distributed, subject to certain conditions, in two equal instalments. The first distribution occurred in March 2006 and the second distribution occurred in March 2007. For 2006, the Company continued the incentive compensation program as described above. The program was similar in all respects except that the 2006 performance shares vested over a 12-month period to December 31, 2006 and were distributed, subject to certain conditions, in March 2007. Accordingly, for the six months ended June 30, 2007, the Company issued 8,737 of these vested performance share awards with a stated value of $0.6 million and 324 performance share awards were forfeited. No performance share awards remain to be issued subsequent to March 2007 under the 2005 and 2006 incentive compensation arrangements and there is no unrecognized compensation expense related to these performance share award arrangements.

  For the six months ended June 30, 2008, 21,687 shares were issued with a stated value of $0.2 million to the Company's directors in payment of services rendered (for the six months ended June 30, 2007 — 1,547 shares were issued with a stated value of $0.1 million).

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

  Information with respect to shares subject to option is as follows (number of shares subject to option in the following table is expressed in whole numbers and has not been rounded to the nearest thousand) and has been restated to reflect the effect of the Reverse Stock Split (refer to Note 2):

	Shares Subject to Option		Weighted Average Exercise Price
	2008	2007	2008	2007
Balance outstanding at beginning of year	247,500	245,250	$116.40	$121.60
Forfeited or expired(i)	(10,000)	(8,300)	111.20	134.80

Balance outstanding at March 31	237,500	236,950	116.60	121.20
Forfeited or expired(i)	(550)	(1,250)	133.20	114.20

Balance outstanding at June 30	236,950	235,700	$116.55	$121.40

  (i)
  Options forfeited or expired were as a result of employment contracts being terminated and voluntary employee resignations. No options that were forfeited were subsequently reissued.

  Information regarding stock options outstanding is as follows and has been restated to reflect the effect of the Reverse Stock Split (refer to Note 2):

	Options Outstanding		Options Exercisable
	2008	2007	2008	2007
Number	236,950	235,700	217,902	217,583
Weighted average exercise price	$116.55	$121.40	$119.80	$121.40
Weighted average remaining contractual life (years)	2.9	3.7	2.4	3.3

  At June 30, 2008, the 236,950 stock options outstanding had exercise prices ranging from $55.60 to $140.00 per share. The average fair value of the stock option grants for the three and six months ended June 30, 2008 and 2007 using the Black-Scholes option valuation model was not applicable given that there were no options granted during the respective periods.

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

  The Company recognized a nominal amount of compensation expense for the three months ended June 30, 2008 and $0.1 million for the six months ended June 30, 2008 (for the three and six months ended June 30, 2007 — $0.1 million and $0.2 million, respectively) related to stock options. At June 30, 2008, the total unrecognized compensation expense related to stock options is $0.3 million, which is expected to be recognized as an expense over a period of 3.2 years.

  For the three and six months ended June 30, 2008, the Company recognized total compensation expense of $0.2 million and $0.2 million, respectively (for the three and six months ended June 30, 2007 — $0.1 million and $0.3 million, respectively) relating to director compensation and stock options under the Incentive Plan.

11.
OTHER PAID-IN-CAPITAL

  Other paid-in-capital consists of accumulated stock option compensation expense less the fair value of stock options at the date of grant that have been exercised and reclassified to share capital. Changes in other paid-in-capital for the three and six months ended June 30, 2008 and 2007 are shown in the following table:

	2008	2007
Balance at beginning of year	$2,031	$1,410
Stock-based compensation expense	44	73

Balance at March 31	2,075	1,483
Stock-based compensation expense	35	70

Balance at June 30	$2,110	$1,553

12.
EARNINGS (LOSS) PER SHARE

  The following table is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations (in thousands, except per share amounts) and has been restated to reflect the effect of the Reverse Stock Split (refer to Note 2):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	Basic and Diluted	Basic and Diluted	Basic and Diluted	Basic and Diluted
Loss from continuing operations	$(22,990)	$(20,329)	$(35,957)	$(14,619)
Income (loss) from discontinued operations	1,736	(3,108)	(31,757)	(6,349)

Net loss	$(21,254)	$(23,437)	$(67,714)	$(20,968)

Weighted average number of shares outstanding:
Class A Subordinate Voting Stock	2,922	2,463	2,915	2,459
Class B Stock	2,923	2,923	2,923	2,923

Weighted average number of shares outstanding	5,845	5,386	5,838	5,382

Earnings (loss) per share:
Continuing operations	$(3.93)	$(3.77)	$(6.16)	$(2.72)
Discontinued operations	0.29	(0.58)	(5.44)	(1.18)

Loss per share	$(3.64)	$(4.35)	$(11.60)	$(3.90)

  As a result of the net loss for the three and six months ended June 30, 2008, options to purchase 236,950 shares and notes convertible into 1,505,006 shares have been excluded from the computation of diluted loss per share since their effect is anti-dilutive.

  As a result of the net loss for the three and six months ended June 30, 2007, options to purchase 235,700 shares and notes convertible into 1,505,006 shares have been excluded from the computation of diluted loss per share since their effect is anti-dilutive.

13.
TRANSACTIONS WITH RELATED PARTIES

(a)
The Company's indebtedness and long-term debt due to parent consists of the following:

	June 30, 2008	December 31, 2007
Bridge loan facility(i)	$68,581	$35,889
Gulfstream Park project financing
Tranche 1(ii)	129,770	130,324
Tranche 2(iii)	24,605	24,304
Tranche 3(iv)	14,558	13,593

	237,514	204,110
Less: due within one year	(170,215)	(137,003)

	$67,299	$67,107

    (i)
    Bridge Loan Facility

      On September 12, 2007, the Company entered into a bridge loan agreement with a subsidiary of MID pursuant to which up to $80.0 million of financing was made available to the Company, subject to certain conditions. On May 23, 2008, the bridge loan agreement was amended, such that: (i) the maximum commitment available was increased from $80.0 million to $110.0 million, (ii) the Company is permitted to redraw amounts that were repaid prior to May 23, 2008 (approximately $21.5 million) and (iii) the maturity date was extended from May 31, 2008 to August 31, 2008 (subject to certain acceleration provisions relating to the MID reorganization proposal, as announced by MID on March 31, 2008, which are no longer applicable). The bridge loan is non-revolving and bears interest at a rate of LIBOR plus 12.0% per annum. An arrangement fee of $2.4 million was paid to MID on the September 12, 2007 closing date, an additional arrangement fee of $0.8 million was paid to MID on February 29, 2008, which was equal to 1.0% of the maximum principal amount then available under this facility, and an amendment fee of $1.1 million was paid to MID on May 23, 2008 in connection with the bridge loan amendments, which was equal to 1.0% of the increased maximum commitment available under the facility. An additional arrangement fee of $1.1 million was paid on August 1, 2008, which was equal to 1.0% of the then maximum loan commitment, as the MID reorganization was not approved by that date. There is a commitment fee equal to 1.0% per annum (payable in arrears) on the undrawn portion of the $110.0 million maximum loan commitment. The bridge loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise private placement completed in October 2007) or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness. The bridge loan is secured by essentially all of the assets of the Company and by guarantees provided by certain subsidiaries of the Company. The guarantees are secured by charges over the lands owned by Golden Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of the Company's subsidiaries. The bridge loan is also cross-defaulted to all other obligations to MID and to other significant indebtedness of the Company and certain of its subsidiaries.

      For the three and six months ended June 30, 2008, the Company received loan advances of $32.8 million and $51.4 million, repaid outstanding principal of $19.8 million and $21.5 million, incurred interest expense and commitment fees of $2.0 million and $3.8 million, and repaid interest and commitment fees of $1.8 million and $3.5 million, respectively, such that at June 30, 2008, $69.4 million was outstanding under the bridge loan facility, including $0.7 million of accrued interest and commitment fees payable. In addition, for the three and six months ended June 30, 2008, the Company amortized $2.0 million and $3.7 million of loan origination costs, respectively, such that at June 30, 2008, $0.8 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. The weighted average interest rate on the borrowings outstanding under the bridge loan at June 30, 2008 is 14.5% (December 31, 2007 — 16.2%).

    (ii)
    Gulfstream Park Project Financing — Tranche 1

      In December 2004, as amended in September 2007, certain of the Company's subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described in Note 13(a)(v) below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, the Company is required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by the Company and its subsidiaries that own and operate Remington Park and the Palm Meadows Training Center ("Palm Meadows") and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits.

      For the three and six months ended June 30, 2008, the Company repaid outstanding principal of $0.4 million and $0.7 million (for the three and six months ended June 30, 2007 — $0.3 million and $1.8 million), incurred interest expense of $3.4 million and $6.8 million (for the three and six months ended June 30, 2007 — $3.4 million and $6.9 million), and repaid interest of $3.4 million and $6.8 million (for the three and six months ended June 30, 2007 — $3.4 million and $5.7 million), respectively, such that at June 30, 2008, $132.8 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, the Company amortized $0.1 million and $0.2 million (for the three and six months ended June 30, 2007 — $0.1 million and $0.2 million) of loan origination costs, respectively, such that at June 30, 2008, $3.0 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

      In connection with the amendments to the bridge loan on May 23, 2008 as described in Note 13(a)(i) above, the Company and the lender also amended the Gulfstream Park and Remington Park project financings. These amendments included extending the deadline for repayment of $100.0 million under the Gulfstream Park project financing from May 31, 2008 to August 31, 2008, during which time any repayments made under either facility will not be subject to a make-whole payment.

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

      For the three and six months ended June 30, 2008, the Company received no loan advances (for the three and six months ended June 30, 2007 — $2.5 million and $4.8 million), repaid outstanding principal of $0.1 million and $0.1 million (for the three and six months ended June 30, 2007 — $0.1 million and $0.3 million), incurred interest expense of $0.6 million and $1.3 million (for the three and six months ended June 30, 2007 — $0.6 million and $1.1 million), and repaid interest of $0.6 million and $1.3 million (for the three and six months ended June 30, 2007 — $0.6 million and $0.9 million), respectively, such that at June 30, 2008, $24.6 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, the Company amortized $0.2 million and $0.4 million (for the three and six months ended June 30, 2007 — nominal amount and $0.1 million) of loan origination costs, respectively, such that at June 30, 2008, no net loan origination costs remained recorded as a reduction of the outstanding loan balance. The loan balance was accreted to its face value over the term to maturity.

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

      For the three and six months ended June 30, 2008, the Company received loan advances of $0.3 million and $0.7 million (for the three and six months ended June 30, 2007 — $3.9 million and $11.9 million), repaid a nominal amount and $0.1 million of outstanding principal (for the three and six months ended June 30, 2007 — $0.1 million and $0.1 million), incurred interest expense of $0.4 million and $0.7 million (for the three and six months ended June 30, 2007 — $0.2 million and $0.3 million, of which $0.1 million was capitalized to the principal balance of the loan), and repaid interest of $0.4 million and $0.7 million (for the three and six months ended June 30, 2007 — $0.1 million and $0.1 million), respectively, such that at June 30, 2008, $14.6 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, the Company amortized $0.1 million and $0.3 million (for the three and six months ended June 30, 2007 — a nominal amount and $0.1 million) of loan origination costs, respectively, such that at June 30, 2008, no net loan origination costs remained recorded as a reduction of the outstanding loan balance. The loan balance was accreted to its face value over the term to maturity.

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

      For the three and six months ended June 30, 2008, the Company received no loan advances and loan advances of $1.0 million (for the three and six months ended June 30, 2007 — nil), repaid outstanding principal of $1.6 million and $1.8 million (for the three and six months ended June 30, 2007 — $1.5 million and $1.9 million), incurred interest expense of $0.7 million and $1.4 million (for the three and six months ended June 30, 2007 — $0.8 million and $1.6 million), and repaid interest of $0.7 million and $1.4 million (for the three and six months ended June 30, 2007 — $0.8 million and $1.3 million), respectively, such that at June 30, 2008, $26.8 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008 and 2007, the Company amortized a nominal amount and $0.1 million of loan origination costs, respectively, such that at June 30, 2008, $1.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. The Remington Park project financing has been reflected in discontinued operations (refer to Note 5).

  (b)
  At June 30, 2008, $0.9 million (December 31, 2007 — $4.5 million) of the funds the Company placed into escrow with MID remains in escrow.

  (c)
  On April 2, 2008, one of the Company's European wholly-owned subsidiaries, Fontana Beteiligungs GmbH ("Fontana"), entered into an agreement to sell real estate with a carrying value of Euros 0.2 million (U.S. $0.3 million) located in Oberwaltersdorf, Austria to Fontana Immobilien GmbH, an entity in which Fontana has a 50% joint venture equity interest, for Euros 0.8 million (U.S. $1.2 million). The purchase price is payable in instalments according to the sale of apartment units by the joint venture and, in any event, is due no later than April 2, 2009. The Company will recognize this consideration as payments are received from the joint venture (refer to Note 16(b)).

  (d)
  On December 21, 2007, the Company entered into an agreement to sell 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna, a related party, for a purchase price of Euros 20.0 million (U.S. $31.5 million), net of transaction costs. The sale transaction was completed on April 11, 2008. Of the net proceeds that were received on closing, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds was used to repay a portion of the bridge loan facility with a subsidiary of MID. The gain on sale of the excess real estate of approximately Euros 15.5 million (U.S. $24.3 million), net of tax, has been reported as a contribution of equity in contributed surplus.

  (e)
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

  (f)
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

  (g)
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

  (h)
  For the three and six months ended June 30, 2008, the Company incurred $0.7 million and $1.5 million (for the three and six months ended June 30, 2007 — $0.9 million and $1.6 million) of rent for facilities and central shared and other services to Magna and its subsidiaries. At June 30, 2008, amounts due to Magna and its subsidiaries totalled $1.2 million (December 31, 2007 — $2.8 million).

14.
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

(c)
On May 18, 2007, ODS Technologies, L.P., operating as TVG Network, filed a summons against the Company, HRTV, LLC and XpressBet, Inc. seeking an order that the defendants be enjoined from infringing certain patents relating to interactive wagering systems and for an award for damages to compensate for the infringement. An Answer to Complaint, Affirmative Defenses and Counterclaims

    have been filed on behalf of the defendants. The discovery and disposition process is ongoing. At the present time, the final outcome related to this action cannot be accurately determined by management.

  (d)
  The Company has letters of credit issued with various financial institutions of $1.1 million to guarantee various construction projects related to activity of the Company. These letters of credit are secured by cash deposits of the Company. The Company also has letters of credit issued under its senior secured revolving credit facility of $3.4 million (refer to Note 8(a)(i)).

  (e)
  The Company has provided indemnities related to surety bonds and letters of credit issued in the process of obtaining licenses and permits at certain racetracks and to guarantee various construction projects related to activity of its subsidiaries. At June 30, 2008, these indemnities amounted to $6.8 million with expiration dates through 2009.

  (f)
  Contractual commitments outstanding at June 30, 2008, which related to construction and development projects, amounted to approximately $1.2 million.

  (g)
  On March 4, 2007, the Company entered into a series of customer-focused agreements with Churchill Downs Incorporated ("CDI") in order to enhance wagering integrity and security, to own and operate HRTV®, to buy and sell horse racing content, and to promote the availability of horse racing signals to customers worldwide. These agreements involved the formation of a joint venture, TrackNet Media, a reciprocal content swap agreement and the purchase by CDI from the Company of a 50% interest in HRTV®. TrackNet Media is the vehicle through which the Company and CDI horse racing content is made available to third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies. TrackNet Media purchases horse racing content from third parties to be made available through the Company's and CDI's respective outlets. Under the reciprocal content swap agreement, the Company and CDI exchange their respective horse racing signals. To facilitate the sale of 50% of HRTV® to CDI, on March 4, 2007, HRTV, LLC was created with an effective date of April 27, 2007. Both the Company and CDI are required to make quarterly capital contributions, on an equal basis, until October 2009 to fund the operations of HRTV, LLC; however, the Company may under certain circumstances be responsible for additional capital commitments. The Company's share of the required capital contributions to HRTV, LLC is expected to be approximately $7.0 million of which $3.6 million has been contributed to June 30, 2008.

  (h)
  On December 8, 2005, legislation authorizing the operation of slot machines within existing, licensed Broward County, Florida pari-mutel facilities that had conducted live racing or games during each of 2002 and 2003 was passed by the Florida Legislature. On January 4, 2006, the Governor of Florida signed the legislation into law and subsequently the Division of Pari-mutuel Wagering developed the governing rules and regulations. Prior to the November 15, 2006 opening of the slots facility at Gulfstream Park, the Company was awarded a gaming license for slot machine operations at Gulfstream Park in October 2006 despite an August 2006 decision rendered by the Florida First District Court of Appeals that ruled that a trial is necessary to determine whether the constitutional amendment adopting the slots initiative was invalid because the petitions bringing the initiative forward did not contain the minimum number of valid signatures. Previously, a lower court decision had granted summary judgment in favor of "Floridians for a Level Playing Field" ("FLPF"), a group in which Gulfstream Park is a member. Though FLPF pursued various procedural options in response to the Florida First District Court of Appeals decision, the Florida Supreme Court ruled in late September 2007 that the matter was not procedurally proper for consideration by the court. That ruling effectively remanded the matter to the trial court for a trial on the merits, which will likely take an additional year or more to fully develop and could take as many as three years to achieve a full factual record and trial court ruling for an appellate court to review. The Company believes that the August 2006 decision rendered by the Florida First District Court of Appeals is incorrect, and accordingly, the Company has opened the slots facility. At June 30, 2008, the carrying value of the fixed assets related to the slots facility is approximately $27.0 million. If the August 2006 decision rendered by the Florida First District Court of Appeals is correct, the Company may incur a write-down of these fixed assets.

  (i)
  In May 2005, a Limited Liability Company Agreement was entered into with Forest City concerning the planned development of "The Village at Gulfstream Park™". That agreement contemplates the development of a mixed-use project consisting of residential units, parking, restaurants, hotels, entertainment, retail outlets and other commercial use projects on a portion of the Gulfstream Park property. Forest City is required to contribute up to a maximum of $15.0 million as an initial capital contribution. The Company is obligated to contribute 50% of any equity amounts in excess of $15.0 million as and when needed, and to June 30, 2008 has made equity contributions in the amount of $4.2 million. At June 30, 2008, approximately $55.0 million of costs have been incurred by The Village at Gulfstream Park, LLC, which have been funded by a construction loan and equity contributions from Forest City and the Company. The Company has reflected its unpaid share of equity amounts in excess of $15.0 million, of approximately $3.0 million, as an obligation which is included in "other accrued liabilities" on the accompanying consolidated balance sheets. If the Company or Forest City fail to make required capital contributions when due, then either party to the agreement may advance such funds to the Limited Liability Company, equal to the required capital contributions, as a recourse loan or as a capital contribution for which the capital accounts of the partners would be adjusted accordingly. The Limited Liability Company Agreement also contemplated additional agreements, including a ground lease, a reciprocal easement agreement, a development agreement, a leasing agreement and a management agreement which were executed upon satisfaction of certain conditions. Upon the opening of The Village at Gulfstream Park™, construction of which commenced in June 2007, annual cash receipts (adjusted for certain disbursements and reserves) will first be distributed to the Forest City partner, subject to certain limitations, until such time as the initial contribution accounts of the partners are equal. Thereafter, the cash receipts are generally expected to be distributed to the partners equally, provided they maintain their equal interest in the partnership. The annual cash payments made to the Forest City partner to equalize the partners' initial contribution accounts will not exceed the amount of the annual ground rent.

  (j)
  On September 28, 2006, certain of the Company's affiliates entered into definitive operating agreements with certain Caruso Affiliated affiliates regarding the proposed development of The Shops at Santa Anita on approximately 51 acres of undeveloped land surrounding Santa Anita Park. This development project, first contemplated in an April 2004 Letter of Intent which also addressed the possibility of developing undeveloped lands surrounding Golden Gate Fields, contemplates a mixed-use development with approximately 800,000 square feet of retail, entertainment and restaurants as well as 4,000 parking spaces. Westfield Corporation ("Westfield"), a developer of a neighboring parcel of land, has challenged the manner in which the entitlement process for the development of the land surrounding Santa Anita Park has been proceeding. On May 16, 2007, Westfield commenced civil litigation in the Los Angeles Superior Court in an attempt to overturn the Arcadia City Council's approval and granting of entitlements related to the construction of The Shops at Santa Anita. In addition, on May 21, 2007, Arcadia First! filed a petition against the City of Arcadia to overturn the entitlements and named the Company and certain of its subsidiaries as real parties in interest. The first hearings on the merits of the petitioners' claims were heard before the trial judge on May 23, 2008. On July 23, 2008, the court issued a tentative opinion in favour of the petitioners in part, concluding that eleven parts of the final environmental impact report were deficient. The Company and Caruso Affiliated are working with the City of Arcadia to determine how to resolve the deficiencies in the final environmental impact report. Accordingly, development efforts may be delayed or suspended. To June 30, 2008, the Company has expended approximately $10.2 million on these initiatives, of which $0.3 million was paid during the six months ended June 30, 2008. These amounts have been recorded as "real estate properties, net" on the accompanying consolidated balance sheets. Under the terms of the Letter of Intent, the Company may be responsible to fund additional costs; however, to June 30, 2008, the Company has not made any such payments.

  (k)
  Until December 25, 2007, The Meadows participated in a multi-employer defined benefit pension plan (the "Pension Plan") for which the Pension Plan's total vested liabilities exceeded its assets. The New Jersey Sports & Exposition Authority previously withdrew from the Pension Plan effective November 1, 2007. As the only remaining participant in the Pension Plan, The Meadows withdrew from the Pension Plan effective December 25, 2007, which constituted a mass withdrawal. An updated actuarial valuation is in the process of being obtained; however, based on allocation information currently provided by the Pension Plan, the estimated withdrawal liability of The Meadows is approximately $6.2 million. This liability may be satisfied by annual payments of approximately $0.3 million. As part of the indemnification obligations under the holdback agreement with Millennium-Oaktree (refer to Note 3), the mass withdrawal liability that has been triggered as a result of withdrawal from the Pension Plan will be offset against the amount owing to the Company under the holdback agreement.

  (l)
  The Maryland Jockey Club ("MJC") was party to agreements with the Maryland Thoroughbred Horsemen's Association and the Maryland Breeders' Association, which expired on December 31, 2007, under which the horsemen and breeders each contributed 4.75% of the costs of simulcasting to MJC. Without arrangements similar in effect to these agreements, costs are expected to increase by approximately $2.0 million for the year ending December 31, 2008. At this time, the Company is uncertain as to the renewal of these agreements on comparable terms.

  (m)
  On May 8, 2008, one of the Company's wholly-owned subsidiaries, LATC, commenced civil litigation in the District Court in Los Angeles for breach of contract. It is seeking damages in excess of $8.4 million from Cushion Track Footing USA, LLC and other defendants for failure to install a racing surface at Santa Anita Park suitable for the purpose for which it was intended. The defendants have been served with the complaint.

15.
SEGMENT INFORMATION

  Operating Segments

  The Company's reportable segments reflect how the Company is organized and managed by senior management. The Company has two principal operating segments: racing and gaming operations and real estate and other operations. The racing and gaming segment has been further segmented to reflect geographical and other operations as follows: (1) California operations include Santa Anita Park, Golden Gate Fields and San Luis Rey Downs; (2) Florida operations include Gulfstream Park's racing and gaming operations and Palm Meadows; (3) Maryland operations include Laurel Park, Pimlico Race Course, Bowie Training Center and the Maryland off-track betting network; (4) Southern U.S. operations include Lone Star Park; (5) Northern U.S. operations include The Meadows and its off-track betting network and the North American production and sales operations for StreuFex™; (6) European operations include the European production and sales operations for StreuFex™; (7) PariMax operations include XpressBet®, HRTV® to April 27, 2007, MagnaBet™, RaceONTV™, AmTote and the Company's equity investments in Racing World Limited, TrackNet Media and HRTV, LLC from April 28, 2007; and (8) Corporate and other operations includes costs related to the Company's corporate head office, cash and other corporate office assets and investments in racing related real estate held for development. Eliminations reflect the elimination of revenues between business units. The real estate and other operations segment includes the sale of excess real estate and the Company's residential housing development. Comparative amounts reflected in segment information for the three and six months ended June 30, 2007 have been reclassified to reflect the operations of Remington Park's racing and gaming operations and its off-track betting network, Thistledown, Great Lakes Downs, Portland Meadows and the Oregon off-track betting network, and Magna Racino™ as discontinued operations.

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

  The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies" sections of the Company's annual report on Form 10-K for the year ended December 31, 2007. The following summary presents key information by operating segment:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
California operations	$44,904	$48,908	$138,518	$159,746
Florida operations	26,568	21,096	102,547	98,556
Maryland operations	38,868	43,226	61,707	69,569
Southern U.S. operations	23,479	24,086	33,365	33,951
Northern U.S. operations	9,268	10,464	18,242	20,647
European operations	361	284	698	594
PariMax operations	22,199	22,597	43,171	44,500

	165,647	170,661	398,248	427,563
Corporate and other	76	56	139	106
Eliminations	(2,796)	(4,369)	(8,099)	(8,952)

Total racing and gaming operations	162,927	166,348	390,288	418,717

Sale of real estate	—	—	1,492	—
Residential development and other	3,355	1,058	5,478	2,891

Total real estate and other operations	3,355	1,058	6,970	2,891

Total revenues	$166,282	$167,406	$397,258	$421,608

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA")
California operations	$3,539	$3,244	$16,192	$20,063
Florida operations	(3,780)	(6,275)	5,909	5,283
Maryland operations	5,594	9,829	3,938	9,791
Southern U.S. operations	3,625	3,515	3,115	3,130
Northern U.S. operations	(261)	(228)	725	(4)
European operations	(45)	(15)	(68)	(14)
PariMax operations	1,871	1,304	3,628	2,751

	10,543	11,374	33,439	41,000
Corporate and other	(6,486)	(6,754)	(11,250)	(11,857)
Predevelopment and other costs	(1,052)	(867)	(1,447)	(1,372)
Recognition of deferred gain on The Meadows transaction	—	—	2,013	—

Total racing and gaming operations	3,005	3,753	22,755	27,771

Residential development and other	2,207	216	3,316	752
Write-down of long-lived assets	—	—	(5,000)	—

Total real estate and other operations	2,207	216	(1,684)	752

Total EBITDA	$5,212	$3,969	$21,071	$28,523

  Reconciliation of EBITDA to Net Loss

	Three months ended June 30, 2008
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$3,005	$2,207	$5,212
Interest expense, net	(16,448)	(8)	(16,456)
Depreciation and amortization	(11,209)	(7)	(11,216)

Income (loss) from continuing operations before income taxes	$(24,652)	$2,192	(22,460)

Income tax expense			530

Loss from continuing operations			(22,990)
Income from discontinued operations			1,736

Net loss			$(21,254)

	Three months ended June 30, 2007
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$3,753	$216	$3,969
Interest expense, net	(11,096)	(49)	(11,145)
Depreciation and amortization	(9,053)	(8)	(9,061)

Income (loss) from continuing operations before income taxes	$(16,396)	$159	(16,237)

Income tax expense			4,092

Loss from continuing operations			(20,329)
Loss from discontinued operations			(3,108)

Net loss			$(23,437)

	Six months ended June 30, 2008
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA (loss) from continuing operations	$22,755	$(1,684)	$21,071
Interest expense, net	(32,478)	(15)	(32,493)
Depreciation and amortization	(22,258)	(14)	(22,272)

Loss from continuing operations before income taxes	$(31,981)	$(1,713)	(33,694)

Income tax expense			2,263

Loss from continuing operations			(35,957)
Loss from discontinued operations			(31,757)

Net loss			$(67,714)

	Six months ended June 30, 2007
	Racing and Gaming Operations	Real Estate and Other Operations	Total
EBITDA from continuing operations	$27,771	$752	$28,523
Interest expense, net	(22,430)	(77)	(22,507)
Depreciation and amortization	(17,695)	(16)	(17,711)

Income (loss) from continuing operations before income taxes	$(12,354)	$659	(11,695)

Income tax expense			2,924

Loss from continuing operations			(14,619)
Loss from discontinued operations			(6,349)

Net loss			$(20,968)

	June 30, 2008	December 31, 2007
Total Assets
California operations	$296,816	$320,781
Florida operations	365,631	358,907
Maryland operations	159,613	162,606
Southern U.S. operations	99,307	97,228
Northern U.S. operations	18,462	18,502
European operations	1,534	1,468
PariMax operations	41,727	43,717

	983,090	1,003,209
Corporate and other	56,164	59,590

Total racing and gaming operations	1,039,254	1,062,799

Residential development and other	6,045	5,214

Total real estate and other operations	6,045	5,214

Total assets from continuing operations	1,045,299	1,068,013
Total assets held for sale	27,343	40,140
Total assets of discontinued operations	115,738	135,723

Total assets	$1,188,380	$1,243,876

16.
SUBSEQUENT EVENTS

(a)
One of the Company's subsidiaries, Pimlico Racing Association, Inc., has a revolving term loan facility with a U.S. financial institution that permits the prepayment of outstanding principal without penalty. This facility matures on December 1, 2013, bears interest at either the U.S. prime rate or LIBOR plus 2.6% per annum and is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of MJC. At June 30, 2008, there were no drawings on this facility. On August 5, 2008, the revolving term loan facility was amended to reduce the maximum undrawn availability from $7.7 million to $4.5 million.

    Also, in connection with the financial covenant breach at June 30, 2008 relating to the term loan credit facilities with the same U.S. financial institution (refer to Note 8(b)(ii)), a waiver was obtained from the lender on August 5, 2008 for the financial covenant breach at June 30, 2008 and the loan facilities were amended to temporarily modify this financial covenant at September 30, 2008.

  (b)
  On August 1, 2008, one of the Company's European wholly-owned subsidiaries, Fontana, completed the sale of its 50% joint venture equity interest in Fontana Immobilien GmbH to a related party. The sale price included nominal cash consideration equal to Fontana's initial capital contribution and a future profit participation in Fontana Immobilien GmbH. Fontana and Fontana Immobilien GmbH also agreed to amend the real estate sale agreement (refer to Note 13(c)) such that the purchase price of Euros 0.8 million (U.S. $1.2 million) was accelerated and becomes due and payable to Fontana on August 7, 2008.

  (c)
  On July 30, 2008, the Company's $40.0 million senior secured revolving credit facility with a Canadian financial institution was extended from July 30, 2008 to August 15, 2008 (refer to Note 8(a)(i)).

  (d)
  On July 16, 2008, the Company completed the sale of Great Lakes Downs in Michigan to The Little River Band of Ottawa Indians for $5.0 million cash less customary closing adjustments. The net sale proceeds of approximately $4.5 million were used to repay a portion of the bridge loan facility with a subsidiary of MID.

  (e)
  On July 3, 2008, the Company's Board of Directors approved the Reverse Stock Split, with an effective date of July 22, 2008, of the Company's Class A Subordinate Voting Stock and Class B Stock utilizing a 1:20 consolidation ratio.

    As a result of the Reverse Stock Split, every twenty shares of the Company's Class A Subordinate Voting Stock and Class B Stock were consolidated into one share of Class A Subordinate Voting Stock and Class B Stock, respectively. The Reverse Stock Split affects all the Company's shares of common stock, stock options and convertible securities outstanding prior to the effective time of the Reverse Stock Split.

  (f)
  One of the Company's European wholly-owned subsidiaries had a bank term loan with a European financial institution of up to Euros 3.5 million bearing interest at the Euro Overnight Index Average Rate plus 3.75% per annum (7.8% at June 30, 2008). At June 30, 2008, there was a nominal amount outstanding under this bank term loan facility, which was fully repaid upon its expiry on July 31, 2008.

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Position

        The following discussion of our results of operations and financial position should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended June 30, 2008. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks discussed in "Management's Discussion and Analysis of Results of Operations and Financial Position — Forward-Looking Statements" included in this Report and the Risk Factors described in our Form 10-K for the fiscal year ended December 31, 2007 and in our Form 10-Q for the fiscal quarter ended June 30, 2008. The amounts described below are based on our unaudited consolidated interim financial statements, which we prepare in accordance with United States generally accepted accounting principles ("U.S. GAAP").

OVERVIEW

        Magna Entertainment Corp. ("MEC", "we" or the "Company") owns horse racetracks in California, Florida, Maryland, Texas, Oklahoma, Ohio, Oregon and Ebreichsdorf, Austria. In addition, we operated a racetrack in Michigan until November 2007 and, under a management agreement, operate a racetrack in Pennsylvania that we previously owned. Based on revenues, MEC is North America's number one owner and operator of horse racetracks, and is a leading supplier, via simulcasting, of live racing content to the growing inter-track, off-track and account wagering markets. We currently operate or manage seven thoroughbred racetracks, one standardbred (harness racing) racetrack and two racetracks that run both thoroughbred and quarter horse meets, as well as the simulcast wagering venues at these tracks. Also, we previously managed the thoroughbred and standardbred meets at Magna Racino™, but a local operator is now managing meets at that facility. Three of the racetracks owned or operated by us (Gulfstream Park, Remington Park and Magna Racino™) include casino operations with alternative gaming machines. In addition, we operate off-track betting facilities, a United States national account wagering business known as XpressBet®, which permits customers to place wagers by telephone and over the Internet on horse races at over 100 North American racetracks and internationally on races in Australia, South Africa, Dubai, Germany, the United Kingdom and Hong Kong, and a European account wagering service known as MagnaBet™. Under a series of March 2007 agreements with Churchill Downs Incorporated ("CDI"), we own a 50% interest in a joint venture, TrackNet Media Group, LLC ("TrackNet Media"), the content management company formed for distribution of the full breadth of MEC's and CDI's horse racing content. In addition to making horse racing content available for both MEC and CDI, it also makes such content available for third parties, including racetracks, off-track betting facilities, casinos and advance deposit wagering companies, and purchases horse racing content from third parties to be made available through CDI's and MEC's respective outlets. The TrackNet Media arrangement also involves the exchange by MEC and CDI of their respective horse racing signals such that CDI's racing content is available for wagering through MEC-owned tracks and simulcast-wagering facilities and through our advance deposit wagering platform, XpressBet®, and our racing content is similarly available for wagering through CDI tracks and off-track betting facilities and through CDI-owned advance deposit wagering platforms. A separate joint venture with CDI, HRTV, LLC, also involves the ownership by each of MEC and CDI of 50% shares in HorseRacing TV® ("HRTV®"), a television network focused on horse racing that MEC initially launched on the Racetrack Television Network ("RTN"). HRTV® is currently distributed to more than 16 million cable and satellite TV subscribers. RTN, in which we have a minority interest, was formed to telecast races from our racetracks and other racetracks to paying subscribers, via private direct to home satellite. We also own AmTote International, Inc. ("AmTote"), a provider of totalisator services to the pari-mutuel industry. To support certain of our thoroughbred racetracks, we own and operate thoroughbred training centers in Palm Beach County, Florida and in the Baltimore, Maryland area and, under a lease agreement, operate an additional thoroughbred training center situated near San Diego, California. We also own and operate production facilities in Austria and in North Carolina for StreuFex™, a straw-based horse bedding product. In addition to our racetracks, our real estate portfolio includes a residential development in Austria. We are also working with potential developers and strategic partners on proposals for developing leisure and entertainment or retail-based projects on excess lands surrounding, or adjacent to, certain of our premier racetracks.

Results of Operations

        Revenues for the six months ended June 30, 2008 decreased from $421.6 million in the six months ended June 30, 2007 to $397.3 million in the six months ended June 30, 2008 and were negatively impacted by: (i) a net loss of eight live race days at Santa Anita Park during the live race meet as a result of heavy rains and track drainage issues affecting the new synthetic racetrack surface; and (ii) six fewer live race days at Golden Gate Fields due to a change in the racing calendar. The Maryland Jockey Club also had decreased revenues in the first half of 2008 due to 12 fewer live race days, decreased handle and wagering at the 2008 Preakness Stakes and decreased attendance and handle generally in a challenging competitive and economic environment. These decreases were partially offset by increased revenues at Gulfstream Park in the period, which had improved slot operations and introduced full card simulcasting after the live race meet for the first time in its history. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") in the six months ended June 30, 2008 from continuing operations decreased from $28.5 million in the prior year comparative period to $21.1 million in the current year period. The decrease in EBITDA was consistent with the decline in revenue, and was positively impacted by cost reductions at HRTV, LLC and negatively impacted by a write-down of long-lived assets of $5.0 million relating to the Dixon, California real estate property. Net loss for the six months ended June 30, 2008 of $67.7 million increased from a net loss of $21.0 million in the prior year comparative period, reflecting the negative impact of a write-down of long-lived assets of $32.3 million relating to the Magna Racino™ and Instant Racing terminals and facilities at Portland Meadows. Revenues from continuing operations in the three months ended June 30, 2008 decreased $1.1 million from $167.4 million in the three months ended June 30, 2007 to $166.3 million in the three months ended June 30, 2008. EBITDA from continuing operations increased from $4.0 million in the three months ended June 30, 2007, to $5.2 million in the three months ended June 30, 2008 primarily due to improved results at Santa Anita Park and Gulfstream Park and increased sales at our European residential housing development, partially offset by declines at The Maryland Jockey Club as noted previously. We incurred a net loss in the second quarter of 2008 of $21.3 million as compared to a net loss of $23.4 million in the second quarter of 2007, primarily as a result of improved results in our discontinued operations. We discuss our results of operations in detail in the "RESULTS OF OPERATIONS" section below.

Liquidity and Capital Resources

        At June 30, 2008, we had a working capital deficiency of $151.1 million and $229.8 million of debt due to mature in the 12-month period ending June 30, 2009, including: (i) amounts owing under our $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on August 15, 2008; (ii) amounts owing under our amended bridge loan facility (the "Bridge Loan") of up to $110.0 million ($69.4 million outstanding as at June 30, 2008) with a subsidiary of our controlling shareholder, MI Developments Inc. ("MID"), which is scheduled to mature on August 31, 2008; and (iii) our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by August 31, 2008. Accordingly, our financial statements have been prepared with a "going concern" qualification. See the "OUTLOOK" and "GOING CONCERN" sections for more information.

        On May 23, 2008, the Bridge Loan agreement was amended, such that: (i) the maximum commitment available was increased from $80.0 million to $110.0 million; (ii) we are permitted to redraw amounts that were repaid prior to May 23, 2008 (approximately $21.5 million); and (iii) the maturity date was extended from May 31, 2008 to August 31, 2008. In connection with these amendments to the Bridge Loan, the Gulfstream Park and Remington Park project financings were also amended. These amendments included extending the deadline for repayment of $100.0 million under the Gulfstream Park project financing from May 31, 2008 to August 31, 2008, during which time any repayments made under either facility will not be subject to a make-whole payment.

MID Reorganization Proposal

        On March 31, 2008, MID received a reorganization proposal on behalf of various shareholders of MID, including entities affiliated with the Stronach Trust (the "Stronach Group"), MID's controlling shareholder. The MID reorganization proposal contemplated, among other things, MID contributing to a limited partnership that would be controlled by the Stronach Group all of MID's loans to MEC and its subsidiaries, $150.0 million in cash (subject to adjustment if the amount of the MID loans is more or less than $247.0 million) and certain of MID's development lands in Aurora, Ontario. The proposal also contemplated that MID's controlling equity investment in MEC would be sold to an entity to be identified by the Stronach Group, a new MID company would be formed ("New MID") and New MID would be prohibited from entering into any future transactions with MEC or the limited partnership without the unanimous consent of New MID's Board of Directors.

        The proposal contemplated MID calling by May 30, 2008 a special meeting of shareholders to consider the reorganization and closing the transaction no later than July 30, 2008. On May 30, 2008, MID called a special meeting of shareholders to be held on July 24, 2008. However, on June 27, 2008, MID announced that, in light of shareholder discussions relating to potential amendments to the reorganization proposal, the special meeting was being postponed and no further announcements have been made by MID regarding the reorganization proposal. The proposal is subject to certain material conditions, some of which are beyond MID's control, and there can be no assurance if or when the transaction contemplated by the reorganization proposal or any other transaction will be completed and what impact, if any, such proposal may have with respect to MEC.

Debt Elimination Plan

        Following the completion of a strategic review of the Company's assets and operations, on September 12, 2007, our Board of Directors approved a debt elimination plan (the "Plan") designed to eliminate net debt by December 31, 2008 by generating funding from: (i) the sale of certain real estate, racetracks and other assets; (ii) the sale of, or entering into strategic transactions involving, the Company's other racing, gaming and technology operations; and (iii) a possible future equity issuance. We also arranged for $100.0 million of funding in September 2007, to address immediate liquidity concerns and provide sufficient time to implement the Plan. This funding was comprised of: (i) a $20.0 million private placement of Class A Subordinate Voting Stock ("Class A Stock") to Fair Enterprise Limited ("Fair Enterprise"), a company that forms part of an estate planning vehicle for the family of Frank Stronach, MEC's Chairman and Chief Executive Officer (the "Fair Enterprise Private Placement"); and (ii) the Bridge Loan.

        To date, we have generated aggregate net proceeds under the Plan of $57.7 million, which includes the $20.0 million Fair Enterprise Private Placement and $37.7 million in aggregate net proceeds from asset sales. Although we continue to take steps to implement the Plan, weakness in the U.S. real estate and credit markets has adversely impacted our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for potential buyers has become more difficult to obtain. These conditions have not abated through the date of this Report, with the result that we do not expect to execute the Plan on the originally contemplated time schedule, if at all. Also, given the announcement of the MID reorganization proposal, and pending determination of whether it will proceed, we are in the process of reconsidering whether to sell certain assets that were originally identified for disposition under the Plan. As a result, we have needed and will again need to seek extensions from existing lenders and additional funds in the short-term from one or more possible sources. The availability of such extensions and additional funds is not assured and, if available, the terms thereof are not determinable at this time.

        The Plan contemplated selling certain real estate properties, including those situated in the following locations: Dixon, California; Ocala, Florida; Aventura and Hallandale, Florida, both adjacent to Gulfstream Park; Porter, New York; Anne Arundel County, Maryland, adjacent to Laurel Park and Ebreichsdorf, Austria, adjacent to the Magna Racino™. We have initiated an active program to sell the Dixon real estate property and have listed the property for sale with a real estate broker. The real estate market in which the Dixon, California property is located has worsened considerably since we listed the property for sale. As a result of this continued deterioration of the Northern California real estate market, we recorded a write-down of $5.0 million in the first quarter of 2008 related to this property, which represented the excess of the carrying value of the asset over the estimated fair value less selling costs. We are actively marketing the Ocala, Florida real estate property for sale and are in negotiations with a potential buyer. The Porter lands, which comprised three parcels of land, were sold in December 2007 and January 2008. The sale of these properties generated net proceeds of approximately $1.7 million, net of transaction costs, which was used to repay a portion of the Bridge Loan in the first quarter of 2008. We recognized an impairment charge of $1.3 million in 2007 in relation to the Porter lands. On April 11, 2008, we completed the sale of 225 acres of excess real estate located in Ebreichsdorf, Austria to a subsidiary of Magna International Inc., a related party, for a purchase price of Euros 20.0 million (approximately U.S. $31.5 million), net of transaction costs. Of the net proceeds, Euros 7.5 million was used to repay a portion of a Euros 15.0 million term loan facility and the remaining portion of the net proceeds was used to repay a portion of the Bridge Loan. The gain on sale of the excess real estate of approximately Euros 15.5 million (U.S. $24.3 million), net of tax, has been reported as a contribution of equity in contributed surplus.

        We also intend to explore the sale of our membership interests in the mixed-use developments at Gulfstream Park in Florida and Santa Anita Park in California that we are pursuing under joint venture arrangements with Forest City Enterprises, Inc. ("Forest City") and Caruso Affiliated, respectively.

        The racetracks that we intended to sell under the Plan included: Great Lakes Downs in Michigan, Remington Park in Oklahoma, Thistledown in Ohio and our interest in Portland Meadows in Oregon. On July 16, 2008, we completed the sale of Great Lakes Downs for net proceeds of approximately $4.5 million. In September 2007, we engaged a U.S. investment bank, recognized as an experienced advisor in the gaming industry, to assist in soliciting potential purchasers and manage the sale process for certain assets and in October 2007, the U.S. investment bank began marketing Remington Park and Thistledown for sale. We have since taken over the sales process from the U.S. investment bank and are currently in discussions with potential buyers for these assets. In November 2007, we initiated an active program to locate a buyer and began marketing our interest in Portland Meadows for sale. In the first quarter of 2008, primarily as a result of recent actions of the Oregon Attorney General and the Oregon Racing Commission (the "ORC"), we recorded a write-down of long-lived assets of $3.1 million related to Instant Racing terminals and the build-out of the Instant Racing facility at Portland Meadows. In June 2003, the ORC adopted regulations that permitted wagering through Instant Racing terminals as a form of pari-mutuel wagering at Portland Meadows. In September 2006, the ORC granted a request by Portland Meadows to offer Instant Racing under its 2006-2007 race meet license. In June 2007, the ORC, acting under the advice of the Oregon Attorney General, temporarily suspended and began proceedings to repeal the Instant Racing regulations. In September 2007, the ORC denied a request by Portland Meadows to offer Instant Racing under its 2007-2008 race meet license. In response to this denial, we requested the holding of a contested case hearing, which took place in January 2008. On February 27, 2008, the Administrative Law Judge issued a proposed order that supported the installation and operations of Instant Racing machines at Portland Meadows. However, on April 25, 2008, the ORC issued an order rejecting that recommendation. In May 2008, we filed a petition with the Oregon Court of Appeal for judicial review of the order of the ORC. We expect a decision from the Oregon Court of Appeal on Instant Racing later in 2008.

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

        The original Plan did not contemplate the sale of our Austrian assets, other than the 225 acres of excess real estate in Ebreichsdorf discussed above. However, in the first quarter of 2008, we committed to a plan to sell certain Austrian assets, including Magna Racino™ and other lands in Ebreichsdorf, Austria and certain excess lands located in Oberwaltersdorf, Austria. We have initiated an active program to sell these Austrian assets and have engaged a sales agent to market these properties for sale. We recognized a write-down of long-lived assets of Euros 18.8 million (approximately U.S. $29.2 million) in the first quarter of 2008 in relation to these Austrian assets, which represents the excess of the carrying value of the assets over their estimated fair value less selling costs.

        The real estate properties located in Dixon, California, Ocala, Florida and Oberwaltersdorf, Austria have been classified as "assets held for sale" on our consolidated balance sheet at June 30, 2008. The operations of Great Lakes Downs, Remington Park, Thistledown, Portland Meadows and Magna Racino™ have been presented as "discontinued operations" at June 30, 2008 given that all of these operations met the criteria under U.S. GAAP for classification as "discontinued operations" at June 30, 2008. Comparative periods presented have been restated to reflect the results of these assets held for sale and discontinued operations on a consistent basis.

OUTLOOK

        Although we continue to take steps to implement our Plan, real estate and credit markets have continued to demonstrate weakness to date in 2008. We do not expect that we will be able to complete asset sales at acceptable prices as quickly or for amounts as originally contemplated. Further, given the announcement of the MID reorganization proposal, and pending determination of whether it will proceed, we are in the process of reconsidering whether to sell certain of the assets that were originally identified for disposition under the Plan. In light of these developments, combined with our upcoming debt maturities and our operational funding requirements, we will again need to seek extensions or additional funds in the short-term from one or more possible sources. The availability of such extensions or additional funds from existing lenders, including MID, or from other sources is not assured and, if available, the terms thereof are not determinable at this time. We expect that we will enter into negotiations with such existing lenders, including MID, with a view to extending, restructuring or refinancing such facilities. Any negotiations with MID will likely be impacted by the status of the MID reorganization proposal. There is no assurance that negotiations with MEC's existing lenders or the MID reorganization proposal, if implemented, will result in a favorable outcome for MEC.

        If we are unable to repay our obligations when due or satisfy required covenants in debt agreements, substantially all of our other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers, modifications or extensions. The availability of any required waivers, modifications, extensions or additional funds is not assured and, if available, the terms thereof are not yet determinable. If we are unsuccessful in our efforts, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways, or be unable to continue as a going concern. See the "GOING CONCERN" section included in this Report for more information.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

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

        In the six months ended June 30, 2008, we operated our continuing operations racetracks for 460 days, which is 46 fewer live race days than operated in the six months ended June 30, 2007. As discussed further below, contributing to this decrease from the prior year period are reductions in live race days at Santa Anita Park, Golden Gate Fields, The Maryland Jockey Club and The Meadows.

        Set forth below is a schedule of our actual live race days by racetrack for the first and second quarters and awarded live race days for the remaining quarters of 2008 with comparatives for 2007.

Live race days

	Q1 2008	Q1 2007	Q2 2008	Q2 2007	YTD 2008	YTD 2007	Awarded Q3 2008	Q3 2007	Awarded Q4 2008	Q4 2007	Total 2008(1)	Total 2007
Continuing Operations Racetracks
Santa Anita Park(2)	57	65	15	15	72	80	—	—	5	5	77	85
Gulfstream Park	74	73	15	15	89	88	—	—	—	—	89	88
Golden Gate Fields	25	26	30	35	55	61	10	—	62	37	127	98
Laurel Park(3)	51	63	8	8	59	71	26	26	59	51	144	148
Lone Star Park	—	—	49	49	49	49	18	18	29	32	96	99
Pimlico Race Course(3)	—	—	31	31	31	31	—	—	—	—	31	31
The Meadows	49	62	56	64	105	126	60	30	50	49	215	205

	256	289	204	217	460	506	114	74	205	174	779	754

Discontinued Operations Racetracks
Thistledown	—	—	44	54	44	54	66	54	1	28	111	136
Remington Park	14	14	36	36	50	50	24	36	43	33	117	119
Portland Meadows	27	30	—	11	27	41	—	—	34	34	61	75
Great Lakes Downs	—	—	—	27	—	27	—	51	—	20	—	98
Magna Racino™(4)	—	2	7	9	7	11	4	9	3	5	14	25

	41	46	87	137	128	183	94	150	81	120	303	453

Total	297	335	291	354	588	689	208	224	286	294	1,082	1,207

(1)
Includes actual live race days for the first and second quarters of 2008 and awarded live race days for the remainder of 2008.

(2)
Excludes The Oak Tree Meet, which runs primarily in the fourth quarter and is hosted by the Oak Tree Racing Association at Santa Anita Park. The Oak Tree Meet is scheduled to operate for 26 days in 2008 compared to 31 days in 2007.

(3)
Laurel Park and Pimlico Race Course constitute The Maryland Jockey Club.

(4)
In 2008, a local operator is managing the live race meet at Magna Racino™ for their own account.

        In the six months ended June 30, 2008, revenues from our racing and gaming operations decreased $28.4 million or 6.8% to $390.3 million, compared to $418.7 million in the six months ended June 30, 2007 primarily due to:

  •
  California revenues below the prior year period by $21.2 million or 13.3% due to the net loss of eight live race days at Santa Anita Park due to excessive rain and track drainage issues with the new synthetic racing surface that was installed in the fall of 2007. Since patrons were unsure whether the unstable racetrack surface would prevent live racing on any given day, attendance suffered in January and February 2008, resulting in lower wagering activity in the current year period. In addition, Golden Gate Fields ran six fewer live race days in the six months ended June 30, 2008 compared to the prior year period due to a shift in the racing calendar to the third and fourth quarters of 2008;

  •
  Maryland operations below the prior year period by $7.9 million or 11.3% primarily due to 12 fewer live race days, decreased handle and wagering on the 2008 Preakness® and decreased average daily attendance and handle at both Laurel Park and Pimlico;

  •
  Northern U.S. operations below the prior year period by $2.4 million or 11.6% primarily due to 21 fewer live race days at The Meadows;

  •
  PariMax operations below the prior year period by $1.3 million or 3.0% primarily due to reduced revenues at AmTote's Australian operations; partially offset by

  •
  Florida operations above the prior year period by $4.0 million or 4.0% primarily due to the offering of simulcasting after the live race meet ended which was not available in the prior year comparative period and increased slot revenues.

        Pari-mutuel purses, awards and other decreased $15.2 million or 7.9% to $177.1 million in the six months ended June 30, 2008, from $192.4 million in the three months ended June 30, 2007, primarily due to decreased wagering at Santa Anita Park, Golden Gate Fields, The Maryland Jockey Club and The Meadows for reasons noted above and reduced carriage costs related to HRTV®, which is now being accounted for using equity accounting with the formation of a joint venture with CDI in late April 2007. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other remained relatively consistent at 60.9% in the six months ended June 30, 2007 as compared to 60.7% in the six months ended June 30, 2008.

        Gaming purses, taxes and other increased $0.6 million to $16.5 million in the six months ended June 30, 2008, compared to $15.9 million in the six months ended June 30, 2007. As a percentage of gaming revenues, gaming purses, taxes and other decreased from 69.6% in the six months ended June 30, 2007 to 67.2% in the six months ended June 30, 2008 primarily due to the current year period including poker operations at Gulfstream Park, which have a lower cost of sales than slots. Poker was not offered at Gulfstream Park until July 2007.

        Operating costs in our racing and gaming operations decreased $4.8 million or 3.2% to $143.5 million in the six months ended June 30, 2008 from $148.3 million in the six months ended June 30, 2007, primarily due to:

  •
  a decrease of $2.7 million in our PariMax operations, primarily due to the formation of the HRTV, LLC joint venture in April 2007 with CDI and the transfer of operations to the joint venture, as well as cost reductions at AmTote with revenue shortfalls, partially offset by increased marketing costs at XpressBet®;

  •
  a decrease of $1.7 million in our California operations, primarily due to fewer live race days at both Santa Anita Park and Golden Gate Fields;

  •
  a decrease of $0.5 million in our Corporate and other operations as a result of cost reduction initiatives; partially offset by

  •
  an increase of $0.8 million in our Maryland operations primarily due to an increase in marketing costs related to this year's Preakness®.

        As a percentage of total racing and gaming revenues, operating costs increased from 35.4% in the six months ended June 30, 2007 to 36.8% in the six months ended June 30, 2008, primarily as a result of decreased revenues as noted previously.

        General and administrative expenses in our racing and gaming operations decreased by $2.8 million or 8.8% to $29.1 million in the six months ended June 30, 2008, compared to $31.9 million in the six months ended June 30, 2007. Several of our racetracks experienced lower general and administrative expenses as a result of cost reduction initiatives. As a percentage of total racing and gaming revenues, general and administrative expenses decreased marginally from 7.6% in the six months ended June 30, 2007 to 7.4% in the six months ended June 30, 2008 primarily due to the cost reductions despite decreased racing and gaming revenues.

Real estate and other operations

        Revenues from real estate and other operations increased $4.1 million from $2.9 million in the six months ended June 30, 2007 to $7.0 million in the six months ended June 30, 2008. The current year period includes $1.5 million of revenues related to the sale of two parcels of land in Porter, New York, which was equal to the carrying value of the properties. The remaining increase in revenues is attributable to increased housing unit sales at our European residential housing development in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Real estate and other operating costs and general and administrative expenses increased marginally from $2.1 million in the six months ended June 30, 2007 to $2.2 million in the six months ended June 30, 2008.

Predevelopment and other costs

        Predevelopment and other costs remained consistent at $1.4 million in the six months ended June 30, 2008 and 2007. Predevelopment and other costs incurred in the six months ended June 30, 2008 represent $0.8 million of legal costs relating to protection of our content distribution rights, $0.4 million of costs incurred pursuing alternative gaming opportunities and $0.2 million of costs incurred evaluating the sales of certain assets related to the Plan. In the six months ended June 30, 2007, the predevelopment and other costs incurred represent $0.7 million of costs incurred pursuing alternative gaming opportunities, $0.7 million of costs related to the unsuccessful campaign for voter approval of a proposed Dixon Downs development, $0.3 million of costs incurred evaluating financing alternatives, and $0.3 million of costs relating to the developmental initiatives undertaken to enhance our racing operations, partially offset by a recovery of $0.6 million of costs related to the Florida slot initiatives incurred in the prior year.

Depreciation and amortization

        Depreciation and amortization increased $4.6 million from $17.7 million in the six months ended June 30, 2007 to $22.3 million in the six months ended June 30, 2008, primarily due to increased depreciation on phase two of the slots facility at Gulfstream Park, at Santa Anita Park and Golden Gate Fields with the installation of new synthetic racing surfaces in the fall of 2007 and on AmTote's fixed assets as a result of new totalisator equipment being placed into service under new contract arrangements.

Interest expense, net

        Net interest expense increased $10.0 million from $22.5 million in the six months ended June 30, 2007 to $32.5 million in the six months ended June 30, 2008. The higher net interest expense is primarily attributable to borrowings under the Bridge Loan during the current year period, which was not in place in the prior year comparative period, and increased amounts outstanding under the Gulfstream Park project financing arrangements. In the six months ended June 30, 2008, no interest was capitalized with respect to projects under development, compared to $0.4 million in the six months ended June 30, 2007.

Write-down of long-lived assets

        The write-down of long-lived assets in the six months ended June 30, 2008 of $5.0 million relates to the Dixon, California real estate held for sale at June 30, 2008, which was required in the first quarter of 2008, as a result of significant weakness in the Northern California real estate market.

Equity loss

        Equity loss in the six months ended June 30, 2008 of $1.9 million increased $0.8 million from an equity loss of $1.1 million in the six months ended June 30, 2007. In the current year period, our equity loss represents losses incurred on our investments in HRTV, LLC, TrackNet Media and Racing World, whereas the prior year comparative period includes only the loss from our investment in HRTV, LLC and Racing World.

Recognition of deferred gain on The Meadows transaction

        On closing of the sale of The Meadows in November 2006, we deferred $5.6 million of the transaction gain related to the estimated future operating losses over the term of the racing services agreement that we entered into simultaneously with the closing of the sale transaction. Effective January 1, 2008, The Meadows entered into a new operating agreement with the local horsemen which is estimated to reduce the operating losses at The Meadows over the term of the new horsemen's agreement, which expires on December 31, 2009. Accordingly, our revised estimate of the operating losses over the remaining term of the racing services agreement resulted in $2.0 million of previously deferred gain being recognized into income in the six months ended June 30, 2008.

Income tax expense

        We recorded an income tax expense of $2.3 million on a loss from continuing operations of $33.7 million in the six months ended June 30, 2008, whereas in the six months ended June 30, 2007, we recorded an income tax expense of $2.9 million on a loss from continuing operations of $11.7 million. The income tax expense of $2.3 million in the six months ended June 30, 2008 primarily represents valuation allowances recorded against future tax assets in certain U.S. operations that, effective January 1, 2008, are included in our consolidated U.S. income tax return. The income tax expense of $2.9 million in the six months ended June 30, 2007 represents income tax expense recognized from certain U.S. operations that were not included in the Company's U.S. consolidated income tax return.

Discontinued operations

        Discontinued operations in the six months ended June 30, 2008 and 2007 include the operations of Remington Park in Oklahoma, Thistledown in Ohio, Portland Meadows in Oregon, Great Lakes Downs in Michigan and Magna Racino™ in Austria.

        Results of operations related to discontinued operations in the six months ended June 30, 2008 and 2007 are as follows:

	Six months ended June 30,
	2008	2007
Revenues	$65,590	$65,629
Costs and expenses	62,968	66,463

	2,622	(834)
Predevelopment and other costs	315	46
Depreciation and amortization	605	3,502
Interest expense, net	1,550	2,161
Write-down of long-lived assets(i)	32,294	—
Equity income	—	(32)

Loss from discontinued operations before income taxes	(32,142)	(6,511)
Income tax benefit	(385)	(162)

Loss from discontinued operations	$(31,757)	$(6,349)

(i)
The write-down of long-lived assets of $32.3 million includes $29.2 million related to Magna Racino™ and $3.1 million related to the Instant Racing terminals and facilities at Portland Meadows. The write-down represents the excess of the carrying value of the assets over the estimated fair value less selling costs. The write-down of the Portland Meadows Instant Racing terminals and facilities was as a result of unfavorable regulatory decisions related to the licensing and operation of Instant Racing at Portland Meadows.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Racing and gaming operations

        In the three months ended June 30, 2008, we operated our continuing operations racetracks for 204 days, which was 13 fewer live race days than operated in the three months ended June 30, 2007. As discussed further below, contributing to this decrease from the prior year period are reductions in live race days at Golden Gate Fields and The Meadows.

        In the three months ended June 30, 2008, revenues from our racing and gaming operations decreased $3.4 million or 2.1% to $162.9 million, compared to $166.3 million in the three months ended June 30, 2007 primarily due to:

  •
  Maryland operations below the prior year period by $4.4 million or 10.1% primarily due to decreased handle and wagering at this year's Preakness® and decreased average daily attendance and handle at both Laurel Park and Pimlico;

  •
  California revenues below the prior year period by $4.0 million or 8.2% due to fewer live race days at Golden Gate Fields with a change in the racing calendar which shifted live race days to the third and fourth quarters of 2008, partially offset by increased revenues at Santa Anita Park from increased special events and facility rentals;

  •
  Northern U.S. operations below the prior year period by $1.2 million or 11.4% primarily due to 8 fewer live race days at The Meadows; partially offset by

  •
  Florida operations above the prior year period by $5.5 million or 25.9% primarily due to the offering of simulcasting after the live race meet ended which was not available in the prior year period and increased slot revenues; and

  •
  Decreased inter-company revenue eliminations of $1.6 million as a result of lower wagering activity during the current year period.

        Pari-mutuel purses, awards and other decreased $0.5 million or 0.8% to $65.1 million in the three months ended June 30, 2008, from $65.6 million in the three months ended June 30, 2007, primarily due to decreased wagering at The Maryland Jockey Club, Golden Gate Fields and The Meadows for reasons noted above, partially offset by increased costs at Gulfstream Park with full card simulcasting post meet end and at XpressBet® with increased wagering as noted previously. As a percentage of pari-mutuel wagering revenues, pari-mutuel purses, awards and other increased from 57.9% in the three months ended June 30, 2007 to 59.7% in the three months ended June 30, 2008 primarily due to reduced pari-mutuel wagering revenues.

        Gaming purses, taxes and other increased $1.1 million to $7.3 million in the three months ended June 30, 2008, compared to $6.2 million in the three months ended June 30, 2007. As a percentage of gaming revenues, gaming purses, taxes and other decreased from 68.0% in the three months ended June 30, 2007 to 66.9% in the three months ended June 30, 2008 primarily due to the current year period including poker operations at Gulfstream Park, which have a lower cost of sales than slots. Poker was not offered at Gulfstream Park until July 2007.

        Operating costs in our racing and gaming operations decreased $1.5 million or 2.1% to $70.3 million in the three months ended June 30, 2008 from $71.9 million in the three months ended June 30, 2007, primarily due to:

  •
  a decrease of $2.2 million in our PariMax operations, primarily due to cost reduction initiatives at AmTote;

  •
  a decrease of $1.1 million in our Florida operations, primarily due to cost reduction initiatives; partially offset by

  •
  an increase of $0.9 million in our California operations as a result of increased special event costs at Santa Anita Park; and

  •
  an increase of $0.9 million in our Maryland operations primarily due to an increase in marketing costs related to this year's Preakness®.

        As a percentage of total racing and gaming revenues, operating costs remained consistent at 43.2% in the three months ended June 30, 2008 and 2007.

        General and administrative expenses in our racing and gaming operations decreased by $2.1 million or 12.4% to $15.1 million in the three months ended June 30, 2008, compared to $17.2 million in the three months ended June 30, 2007. Several of our racetracks experienced lower general and administrative expenses as a result of cost reduction initiatives. As a percentage of total racing and gaming revenues, general and administrative expenses decreased from 10.3% in the three months ended June 30, 2007 to 9.3% in the three months ended June 30, 2008 primarily due to the cost reductions despite decreased racing and gaming revenues.

Real estate and other operations

        Revenues from real estate and other operations increased $2.3 million from $1.1 million in the three months ended June 30, 2007 to $3.4 million in the three months ended June 30, 2008. The increase in revenues is attributable to increased housing unit sales at our European residential housing development in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Real estate and other operating costs and general and administrative expenses increased from $0.8 million in the three months ended

June 30, 2007 to $1.1 million in the three months ended June 30, 2008 primarily due to higher cost of sales related to the housing units sold at our European residential housing development.

Predevelopment and other costs

        Predevelopment and other costs increased $0.2 million from $0.9 million in the three months ended June 30, 2007 to $1.1 million in the three months ended June 30, 2008. Predevelopment and other costs incurred in the three months ended June 30, 2008, represent $0.6 million of legal costs relating to protection of our content distribution rights, $0.3 million of costs incurred pursuing alternative gaming opportunities and $0.2 million of costs incurred evaluating the sales of certain assets related to the Plan. In the three months ended June 30, 2007, the predevelopment and other costs incurred represent $0.3 million incurred pursuing alternative gaming opportunities, $0.2 million of costs related to the unsuccessful campaign for voter approval of a proposed Dixon Downs development, $0.3 million of costs incurred evaluating financing alternatives and $0.1 million of costs relating to developmental initiatives undertaken to enhance our racing operations.

Depreciation and amortization

        Depreciation and amortization increased $2.2 million from $9.1 million in the three months ended June 30, 2007 to $11.2 million in the three months ended June 30, 2008, primarily due to increased depreciation on phase two of the slots facility at Gulfstream Park, at Santa Anita Park and Golden Gate Fields with the installation of new synthetic racing surfaces in the fall of 2007 and on AmTote's fixed assets as a result of new totalisator equipment being placed into service under new contract arrangements.

Interest expense, net

        Net interest expense increased $5.3 million to $16.5 million in the three months ended June 30, 2008 from $11.1 million in the three months ended June 30, 2007. The higher net interest expense is primarily attributable to borrowings under the Bridge Loan during the current year period, which was not in place in the prior year comparative period, and increased amounts outstanding under the Gulfstream Park project financing arrangements. In the three months ended June 30, 2008 and 2007, no interest was capitalized with respect to projects under development.

Equity loss

        Equity loss in the three months ended June 30, 2008 of $1.1 million increased $0.3 million from an equity loss of $0.8 million in the three months ended June 30, 2007. In the current year period, our equity loss represents losses incurred on our investments in HRTV, LLC and TrackNet Media, whereas the prior year comparative period includes only the loss from our investment in HRTV, LLC and Racing World.

Income tax expense

        We recorded an income tax expense of $0.5 million on a loss from continuing operations of $22.5 million in the three months ended June 30, 2008, whereas in the three months ended June 30, 2007, we recorded an income tax expense of $4.1 million on loss from continuing operations of $16.2 million. The income tax expense of $0.5 million in the three months ended June 30, 2008 primarily represents valuation allowances recorded against future tax assets in certain U.S. operations that, effective January 1, 2008, are included in our consolidated U.S. income tax return. The income tax expense of $4.1 million in the three months ended June 30, 2007 represents primarily income tax expense recognized from certain U.S. operations that were not included in our consolidated income tax return.

Discontinued operations

        Discontinued operations in the three months ended June 30, 2008 and 2007 include the operations of Remington Park in Oklahoma, Thistledown in Ohio, Portland Meadows in Oregon, Great Lakes Downs in Michigan and Magna Racino™ in Austria.

        Results of operations related to discontinued operations for the three months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,
	2008	2007
Revenues	$35,835	$35,657
Costs and expenses	33,853	36,178

	1,982	(521)
Predevelopment and other costs	161	21
Depreciation and amortization	—	1,738
Interest expense, net	470	1,022
Equity income	—	(32)

Income (loss) from discontinued operations before income taxes	1,351	(3,270)
Income tax benefit	(385)	(162)

Income (loss) from discontinued operations	$1,736	$(3,108)

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2008, we had a working capital deficiency of $151.1 million and had $229.8 million of debt due to mature in the 12-month period ending June 30, 2009. Also, we continue to experience operational losses. Accordingly, unless we are able to generate increased cash flows through improvements in the operation of our business, asset sales or strategic transactions as contemplated by our Plan or otherwise and/or renew, extend or replace our current financing arrangements, none of which is assured, we may not be able to generate cash flows that are adequate to sustain the operations of the business and pay our secured and unsecured creditors when due. If we are unable to repay our obligations when due or satisfy required covenants in our debt agreements, substantially all of our current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers, modifications or extensions. The availability of any required waivers, modifications, extensions or additional funds is not assured and, if available, the terms thereof are not yet determinable. If we are unsuccessful in our efforts, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways, or be unable to continue as a going concern. Accordingly, our ability to continue as a going concern is in substantial doubt.

Cash Flows

Six Months Ended June 30, 2008

Operating activities

        Cash used for operations before changes in non-cash working capital balances increased $9.3 million from cash provided from operations of $3.0 million in the six months ended June 30, 2007 to cash used for operations of $6.3 million in the six months ended June 30, 2008, primarily due to an increase in loss from continuing operations, which was reduced by increased depreciation, future tax expense and the write-down of long-lived assets. In the six months ended June 30, 2008, cash used for non-cash working capital balances was $19.5 million compared to cash used for non-cash working capital balances of $16.1 million in the six months ended June 30, 2007. Cash used for non-cash working capital balances of $19.5 million in the six months ended June 30, 2008 is primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in restricted cash at June 30, 2008 compared to the respective balances at December 31, 2007.

Investing activities

        Cash provided from investing activities in the six months ended June 30, 2008 was $16.4 million, including $38.3 million of proceeds received on the disposal of real estate properties and fixed assets, partially offset by $14.9 million of expenditures on real estate property and fixed asset additions and $7.0 million of expenditures on other asset additions. Expenditures on real estate property and fixed asset additions in the six months ended June 30, 2008 of $14.9 million consisted of $2.8 million on equipment and terminals at AmTote primarily related to new totalisator service contracts, $2.5 million on the installation of synthetic racing surfaces primarily at Santa Anita Park, $2.0 million on the Gulfstream Park redevelopment, $1.5 million on the Gulfstream Park casino facilities, $3.3 million on maintenance capital improvements and $2.8 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

        Cash provided from financing activities was $19.6 million in the six months ended June 30, 2008 arising from proceeds from indebtedness and long-term debt with our parent of $50.9 million, proceeds from bank indebtedness of $37.7 million and proceeds of other long-term debt of $2.7 million, partially offset by repayment of bank indebtedness of $40.5 million, repayment of indebtedness and long-term debt with our parent company of $22.4 million and repayment of other long-term debt of $8.9 million. The proceeds from indebtedness and long-term debt with our parent company of $50.9 million consists of $50.2 million on the Bridge Loan and $0.7 million on the third tranche of the Gulfstream Park project financing arrangement.

Three Months Ended June 30, 2008

Operating activities

        Cash used for operations before changes in non-cash working capital balances decreased $0.7 million from $11.1 million in the three months ended June 30, 2007 to $10.4 million in the three months ended June 30, 2008, due to an increase in items not involving current cash flows, partially offset by an increase in loss from continuing operations. In the three months ended June 30, 2008, cash used for non-cash working capital balances was $11.9 million compared to cash provided from non-cash working capital balances of $14.0 million in the three months ended June 30, 2007. Cash used for non-cash working capital balances of $11.9 million in the three months ended June 30, 2008 is primarily due to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in restricted cash at June 30, 2008 compared to the respective balances at March 31, 2008.

Investing activities

        Cash provided from investing activities in the three months ended June 30, 2008 was $24.7 million, including $34.8 million of expenditures on real estate property and fixed asset additions, partially offset by $5.7 million of expenditures on other asset additions and $4.4 million on expenditures on real estate properties and fixed asset additions. Expenditures on real estate property and fixed asset additions in the three months ended June 30, 2008 of $4.4 million consisted of $0.8 million at AmTote primarily related to new totalisator service contracts, $2.2 million on maintenance capital improvements and $1.4 million of expenditures related to other racetrack property enhancements, infrastructure and development costs on certain of our properties and PariMax operations.

Financing activities

        Cash provided from financing activities was $2.7 million in the three months ended June 30, 2008 arising from proceeds from indebtedness and long-term debt with our parent of $31.8 million and proceeds from bank indebtedness of $14.6 million, partially offset by repayment of indebtedness and long-term debt with our parent company of $20.2 million, repayment of bank indebtedness of $17.9 million and repayment of other long-term debt of $5.7 million. The proceeds from indebtedness and long-term debt with our parent company of $31.8 million consists of $31.5 million on the Bridge Loan and $0.3 million on the third tranche of the Gulfstream Park project financing arrangement.

Working Capital, Cash and Other Resources

        Our net working capital deficiency was $151.1 million at June 30, 2008, compared to $162.2 million at December 31, 2007. The decrease in working capital deficiency at June 30, 2008 compared to December 31, 2007, is primarily due to the increase in discontinued operations at June 30, 2008 compared to December 31, 2007 with the reclassification of Magna Racino™ to discontinued operations in the first quarter of 2008. At June 30, 2008, we had cash and cash equivalents of $29.4 million, bank indebtedness of $36.5 million and total shareholders' equity of $321.7 million.

Bank indebtedness

        We have a $40.0 million senior secured revolving credit facility with a Canadian financial institution, which has been extended numerous times, most recently on July 30, 2008, with a new maturity date of August 15, 2008. The credit facility is available by way of U.S. dollar loans and letters of credit. Loans under the facility bear interest at the U.S. base rate plus 5% or the London Interbank Offered Rate ("LIBOR") plus 6%. Loans under the facility are secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park, and are guaranteed by certain of our subsidiaries. At June 30, 2008, we had borrowings of $36.5 million and had issued letters of credit totaling $3.4 million under the credit facility, such that $0.1 million of the credit facility was unused and available.

        One of our wholly-owned subsidiaries, The Santa Anita Companies, Inc. ("SAC"), has a $7.5 million revolving loan agreement under its existing credit facility with a U.S. financial institution. While the maturity date is October 31, 2012, there is a requirement that the aggregate outstanding principal under the facility be fully repaid for a period of 60 consecutive days during each year. July 18, 2008 was the 60th consecutive day that the facility was undrawn and fully repaid. The revolving loan agreement is guaranteed by our wholly-owned subsidiary, the Los Angeles Turf Club, Incorporated ("LATC") and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. Loans under the agreement bear interest at the U.S. prime rate. At June 30, 2008, we had no borrowings under the revolving loan agreement.

        One of our wholly-owned subsidiaries, AmTote, had a $3.0 million revolving credit facility with a U.S. financial institution to finance working capital requirements, which matured on May 30, 2008. The facility was fully repaid and terminated on that date.

Long-term and/or related party debt

Bridge Loan

        On September 12, 2007, we entered into the Bridge Loan pursuant to which up to $80.0 million of financing was made available, subject to certain conditions. On May 23, 2008, the Bridge Loan agreement was amended, such that: (i) the maximum commitment available was increased from $80.0 million to $110.0 million; (ii) we are permitted to redraw amounts that were repaid prior to May 23, 2008 (approximately $21.5 million); and (iii) the maturity date was extended from May 31, 2008 to August 31, 2008 (subject to certain acceleration provisions that are no longer applicable). The Bridge Loan is non-revolving and bears interest at a rate of LIBOR plus 12.0% per annum. An arrangement fee of $2.4 million was paid to MID on the September 12, 2007 closing date, an additional arrangement fee of $0.8 million was paid to MID on February 29, 2008, which was equal to 1.0% of the maximum principal amount then available under this facility, and an amendment fee of $1.1 million was paid to MID on May 23, 2008 in connection with Bridge Loan amendments which was equal to 1.0% of the increased maximum commitment available under the facility. An additional arrangement fee of $1.1 million was paid on August 1, 2008 (1.0% of the then maximum loan commitment) as the MID reorganization was not approved by that date. There is a commitment fee equal to 1% per annum (payable in arrears) on the undrawn portion of the $110.0 million maximum loan commitment. The Bridge Loan is required to be repaid by way of the payment of the net proceeds of any asset sale, any equity offering (other than the Fair Enterprise private placement completed in October 2007), or any debt offering, subject to specified amounts required to be paid to eliminate other prior-ranking indebtedness. The Bridge Loan is secured by essentially all of our assets and by guarantees provided by certain of our subsidiaries. The guarantees are secured by charges over the lands owned by Golden

Gate Fields, Santa Anita Park and Thistledown, and charges over the lands in Dixon, California and Ocala, Florida, as well as by pledges of the shares of certain of our subsidiaries. The Bridge Loan is also cross-defaulted to all other obligations to MID and to other significant indebtedness of the Company and certain of our subsidiaries.

        For the three and six months ended June 30, 2008, we received loan advances of $32.8 million and $51.4 million, repaid outstanding principal of $19.8 million and $21.5 million from net proceeds from asset sales under the Plan, incurred interest expense and commitment fees of $2.0 million and $3.8 million, and repaid interest and commitment fees of $1.8 million and $3.5 million, respectively, such that at June 30, 2008, $69.4 million was outstanding under the Bridge Loan, including $0.7 million of accrued interest and commitment fees payable. In addition, for the three and six months ended June 30, 2008, we amortized $2.0 million and $3.7 million of loan origination costs, respectively, such that at June 30, 2008, $0.8 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

Gulfstream Park and Remington Park Project Financings

        In December 2004, certain of our subsidiaries entered into a $115.0 million project financing arrangement with a subsidiary of MID, for the reconstruction of facilities at Gulfstream Park. This project financing arrangement was amended on July 22, 2005 in connection with the Remington Park loan as described below. The project financing was made by way of progress draw advances to fund reconstruction. The loan has a ten-year term from the completion date of the reconstruction project, which was February 1, 2006. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above the lender's notional cost of borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. The loan contains cross-guarantee, cross-default and cross-collateralization provisions. The loan is guaranteed by us and our subsidiaries that own and operate Remington Park and the Palm Meadows Training Center ("Palm Meadows") and is collateralized principally by security over the lands forming part of the operations at Gulfstream Park, Remington Park and Palm Meadows and over all other assets of Gulfstream Park, Remington Park and Palm Meadows, excluding licenses and permits. For the three and six months ended June 30, 2008, we repaid outstanding principal of $0.4 million and $0.7 million, incurred interest expense of $3.4 million and $6.8 million, and repaid interest of $3.4 million and $6.8 million, respectively, such that at June 30, 2008, $132.8 million was outstanding under this project financing arrangement, including $1.1 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, we amortized $0.1 million and $0.2 million of loan origination costs, respectively, such that at June 30, 2008, $3.0 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity.

        On July 26, 2006, the Gulfstream Park project financing arrangement was amended to add an additional tranche of $25.8 million, plus lender costs and capitalized interest, to fund the design and construction of phase one of the slots facility to be located in the existing Gulfstream Park clubhouse building, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 500 slot machines. The second tranche of the Gulfstream Park financing has a five-year term and bears interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning January 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase one of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. The Gulfstream Park project financing facility was further amended to introduce a mandatory annual cash flow sweep of not less than 75% of Gulfstream Park's total excess cash flow, after permitted capital expenditures and debt service, to be used to repay the additional principal amount being made available under the new tranche. A lender fee of $0.3 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on July 26, 2006. For the three and six months ended June 30, 2008, we received no loan advances, repaid outstanding principal of $0.1 million and $0.1 million, incurred interest expense of $0.6 million and $1.3 million, and repaid interest of $0.6 million and $1.3 million, respectively, such that at June 30, 2008, $24.6 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, we amortized $0.2 million and $0.4 million of loan origination costs, respesctively, such that at June 30, 2008, no loan origination costs remained recorded as a reduction of the outstanding loan balance.

        On December 22, 2006, the Gulfstream Park project financing arrangement was further amended to add an additional tranche of $21.5 million, plus lender costs and capitalized interest, to fund the design and construction of phase two of the slots facility, as well as related capital expenditures and start-up costs, including the acquisition and installation of approximately 700 additional slot machines. This third tranche of the Gulfstream Park financing has a five-year term and bears interest at a rate of 10.5% per annum, compounded semi-annually. Prior to May 1, 2007, interest on this tranche was capitalized to the principal balance of the loan. Beginning May 1, 2007, this tranche requires blended payments of principal and interest based on a 25-year amortization period commencing on that date. Advances related to phase two of the slots facility were made available by way of progress draw advances and there is no prepayment penalty associated with this tranche. A lender fee of $0.2 million (1% of the amount of this tranche) was added to the principal amount of the loan as consideration for the amendments on January 19, 2007, when the first funding advance was made available. For the three and six months ended June 30, 2008, we received loan advances of $0.3 million and $0.7 million, repaid a nominal amount and $0.1 million of outstanding principal, incurred interest expense of $0.4 million and $0.7 million, and repaid interest of $0.4 million and $0.7 million, respectively, such that at June 30, 2008, $14.6 million was outstanding under this project financing arrangement, including $0.1 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, we amortized $0.1 million and $0.3 million of loan origination costs, respectively, such that at June 30, 2008, no loan origination costs remained recorded as a reduction of the outstanding loan balance.

        In July 2005, a subsidiary of MID provided project financing of $34.2 million to finance the build-out of the casino facility at Remington Park. Advances under the loan were made by way of progress draw advances to fund the capital expenditures relating to the development, design and construction of the casino facility, including the purchase and installation of electronic gaming machines. The loan has a ten-year term from the completion date of the reconstruction project, which was November 28, 2005. Prior to the completion date, amounts outstanding under the loan bore interest at a floating rate equal to 2.55% per annum above MID's notional cost of LIBOR borrowing under its floating rate credit facility, compounded monthly. After the completion date, amounts outstanding under the loan bear interest at a fixed rate of 10.5% per annum, compounded semi-annually. Prior to January 1, 2007, interest was capitalized to the principal balance of the loan. Commencing January 1, 2007, we are required to make monthly blended payments of principal and interest based on a 25-year amortization period commencing on the completion date. Certain cash from the operations of Remington Park must be used to pay deferred interest on the loan plus a portion of the principal under the loan equal to the deferred interest on the Gulfstream Park construction loan. The loan is secured by all assets of Remington Park, excluding licenses and permits. The loan is also secured by a charge over the Gulfstream Park lands and a charge over Palm Meadows and contains cross-guarantee, cross-default and cross-collateralization provisions. For the three and six months ended June 30, 2008, we received no loan advances and loan advances of $1.0 million, repaid outstanding principal of $1.6 million and $1.8 million, incurred interest expense of $0.7 million and $1.4 million, and repaid interest of $0.7 million and $1.4 million, respectively, such that at June 30, 2008, $26.8 million was outstanding under this project financing arrangement, including $0.2 million of accrued interest payable. In addition, for the three and six months ended June 30, 2008, we amortized a nominal amount and $0.1 million of loan origination costs, respectively, such that at June 30, 2008, $1.1 million of net loan origination costs have been recorded as a reduction of the outstanding loan balance. The loan balance is being accreted to its face value over the term to maturity. The Remington Park project financing has been reflected in discontinued operations.

        On September 12, 2007, certain amendments were made to the Gulfstream Park and Remington Park project financings. In return for the lender agreeing to waive any applicable make-whole payments for repayments made under either of the project financings prior to May 31, 2008, the required amendments provide, among other things, that under the Gulfstream Park project financing arrangement: (i) Gulfstream Park's obligations are now guaranteed by MEC; and (ii) $100.0 million of indebtedness under the Gulfstream Park project financings was to be repaid by May 31, 2008. However, in connection with the amendments to the Bridge Loan on May 23, 2008 as described above, the Gulfstream Park and Remington Park project financings were also amended. These amendments included extending the deadline for repayment of $100.0 million under the Gulfstream Park project financing from May 31, 2008 to August 31, 2008, during which time, any repayments made under either facility will not be subject to a make-whole payment.

        At June 30, 2008, $0.9 million of the funds we placed into escrow with MID remain in escrow, which is included in "due from parent" on the consolidated balance sheets.

SAC Secured Term Loan Facility

        One of our subsidiaries, SAC, has a $67.5 million secured term loan facility with a U.S. financial institution with a maturity date of October 31, 2012 that requires monthly principal repayments of $0.4 million. Borrowings under the facility bear interest at LIBOR plus 2.0% per annum. On March 1, 2007, April 27, 2007 and July 26, 2007, we entered into interest rate swap contracts, each with an effective date of October 1, 2007, which fix the rate of interest at 6.98%, 7.06% and 7.24% per annum, respectively, to October 8, 2009 on a notional amount of $10.0 million per contract on the outstanding balance under the SAC term loan facility. Additionally, on October 4, 2007, we entered into an interest rate swap contract, with an effective date of October 8, 2009, which fixes the rate of interest at 7.15% per annum to October 31, 2012 on a notional amount of $23.4 million of the outstanding balance under the SAC term loan facility. The loan facility is guaranteed by LATC, our wholly-owned subsidiary, and is secured by a first deed of trust on Santa Anita Park and the surrounding real property, an assignment of the lease between LATC, the racetrack operator, and SAC and a pledge of all of the outstanding capital stock of LATC and SAC. The loan contains cross-default provisions with respect to our senior secured revolving credit facility. At June 30, 2008, $64.5 million was outstanding under this fully drawn facility.

8.55% Convertible Subordinated Notes

        In June 2003, we issued $150.0 million of 8.55% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $141.00 per share (previously $7.05 per share prior to the July 22, 2008 reverse stock split utilizing a 1:20 consolidation ratio), subject to adjustment under certain circumstances, and mature on June 15, 2010. At June 30, 2008, all of the notes remained outstanding.

7.25% Convertible Subordinated Notes

        In December 2002, we issued $75.0 million of 7.25% convertible subordinated notes, which are convertible at any time at the option of the holders into shares of our Class A Stock at a conversion price of $170.00 per share (previously $8.50 per share prior to the July 22, 2008 reverse stock split utilizing a 1:20 consolidation ratio), subject to adjustment under certain circumstances, and mature on December 15, 2009. At June 30, 2008, all of the notes remained outstanding.

Other Term Loan Facilities

        One of our European subsidiaries has a Euros 15.0 million term loan facility with a European financial institution, secured by a first and second mortgage on land in Austria owned by the European subsidiary, which bears interest at the European Interbank Offered Rate ("EURIBOR") plus 2.0% per annum. On April 11, 2008, with the sale of real estate in Ebreichsdorf, Austria to a subsidiary of Magna International Inc., we used Euros 7.5 million to repay a portion of this term loan facility. Accordingly, at June 30, 2008, Euros 7.4 million (U.S. $11.6 million) was outstanding under this fully drawn facility which is due on December 31, 2008.

        Two of our subsidiaries, which are part of The Maryland Jockey Club, are party to secured term loan facilities with a U.S. financial institution that bear interest at the U.S. prime rate or LIBOR plus 2.6% and 7.7% per annum, respectively. Both term loans have interest rate adjustment clauses that reset to the market rate for U.S. Treasury security of an equivalent term plus 2.6% at set dates prescribed in the agreements. At June 30,

2008, $6.1 million and $2.9 million, respectively, were outstanding under these fully drawn term loan facilities which mature on December 1, 2013 and June 7, 2017, respectively. Both loan facilities are secured by deeds of trust on land, buildings and improvements and security interests in all other assets of certain affiliates of The Maryland Jockey Club. At June 30, 2008, we were not in compliance with one of the financial covenants contained in these credit agreements. A waiver was obtained from the lender for this financial covenant breach as at June 30, 2008 and on August 5, 2008, the loan facilities were amended to temporarily modify this financial covenant as at September 30, 2008. There is no assurance that we will be able to obtain any additional waivers or modifications that may be required.

        One of our subsidiaries, Pimlico Racing Association, Inc., has a revolving term loan facility with a U.S. financial institution that permits the prepayment of outstanding principal without penalty. This facility matures on December 1, 2013, bears interest at either the U.S. prime rate or LIBOR plus 2.6% per annum and is secured by deeds of trust on land, buildings and improvements and security interests in all other assets of the subsidiary and certain affiliates of The Maryland Jockey Club. At June 30, 2008, there were no drawings on this facility. On August 5, 2008, the revolving term loan facility was amended to reduce the maximum undrawn availability from $7.7 million to $4.5 million.

        One of our European subsidiaries had a bank term loan with a European financial institution of up to Euros 3.5 million bearing interest at the Euro Overnight Index Average Rate ("EONIA") plus 3.75% per annum. The European subsidiary provided two first mortgages on real estate properties as security for this term loan. At June 30, 2008, there was a nominal amount outstanding under this bank term loan facility, which was fully repaid and terminated on July 31, 2008.

        One of our subsidiaries, AmTote, has a term loan of $4.2 million and an equipment loan of up to $10.0 million to finance up to 80% of eligible capital costs related to tote service contracts. The loan facilities are with a U.S. financial institution and bear interest at LIBOR plus 3.0%. The loans are secured by a first charge on the assets and a pledge of stock of AmTote. The $4.2 million term loan was due to mature on May 11, 2011 and the $10.0 million equipment loan was due to mature on May 11, 2012. On April 30, 2008, we amended the term loan and the equipment loan such that they both mature on May 30, 2009. At June 30, 2008 $2.8 million was outstanding under the term loan and $2.6 million was outstanding under the equipment loan facility. As a result of the amendments to the maturity dates, amounts outstanding under the term and equipment loans at June 30, 2008 are reflected as "long-term debt due within one year" on the consolidated balance sheets.

Shelf Registration Statement

        On February 21, 2007, we filed a shelf registration statement on Form S-3 (the "U.S. Registration Statement") with the United States Securities and Exchange Commission (the "SEC") and a preliminary short form base shelf prospectus (the "Canadian Prospectus") with the securities commissions in each of the Provinces in Canada (collectively, the "Canadian Securities Commissions"). At the time the U.S. Registration Statement was declared effective by the SEC and the Canadian Prospectus received a final receipt from the Canadian Securities Commissions, we were able to offer to sell up to U.S. $500.0 million of our equity securities (including stock, warrants, units and, subject to filing a Canadian rights offering circular or prospectus with the Canadian Securities Commissions, rights) from time to time in one or more public offerings or other offerings. Due to a decrease in our market capitalization since the U.S. Registration Statement became effective, we are no longer able to offer for sale on a primary basis our Class A Stock in the U.S. under the U.S. Registration Statement, but retain the ability to issue from time to time rights, warrants or options and the underlying Class A Stock obtainable upon exercise of such securities. The decrease in our market capitalization does not limit our ability to offer to sell Class A Stock in Canada under the Canadian Prospectus. The terms of any future offerings would be established at the time of such offering. The U.S. Registration Statement and Canadian Prospectus are intended to give us the flexibility to take advantage of equity financing opportunities when and if deemed appropriate. There is no assurance when and if an equity financing could be completed.

GOING CONCERN

        The consolidated financial statements included with this Report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have incurred net losses of $67.7 million for the six months ended June 30, 2008, and $113.8 million, $87.4 million and $105.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, and at June 30, 2008 had an accumulated deficit of $577.8 million and a working capital deficiency of $151.1 million. At June 30, 2008, we had $229.8 million of debt that matures in the 12-month period ending June 30, 2009, including amounts owing under our $40.0 million senior secured revolving credit facility with a Canadian financial institution, which is scheduled to mature on August 15, 2008, amounts owing under the amended Bridge Loan, which is scheduled to mature on August 31, 2008 and our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financings with a subsidiary of MID by August 31, 2008. Accordingly, our ability to continue as a going concern is in substantial doubt and is dependent on generating cash flows that are adequate to sustain the operations of our business, renewing or extending current financing arrangements and meeting our obligations with respect to secured and unsecured creditors, none of which is assured. If we are unable to repay our obligations when due or satisfy required covenants in debt agreements, substantially all of our other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers, modifications or extensions. On September 12, 2007, our Board of Directors approved the Plan, which was designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of our racing, gaming and technology operations, and a possible future equity issuance. To address short-term liquidity concerns and provide sufficient time to implement the Plan, we arranged $100.0 million of funding, comprised of: (i) the Fair Enterprise Private Placement which was completed in October 2007; and (ii) the Bridge Loan. Although we continue to take steps to implement the Plan, weakness in the U.S. real estate and credit markets has adversely impacted our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for potential buyers has become more difficult to obtain such that we do not expect to execute the Plan on the time schedule originally contemplated, if at all. Further, given the announcement of the MID reorganization proposal, and pending determination of whether it will proceed, we are in the process of reconsidering whether to sell certain of the assets that were originally identified for disposition under the Plan. As a result, we have needed and will again need to seek extensions from existing lenders and additional funds in the short-term from one or more possible sources. The availability of such extensions and additional funds is not assured and, if available, the terms thereof are not determinable at this time. The interim consolidated financial statements included with this Report do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the interim consolidated financial statements.

        In order to fund our operations, implement our strategic plan and capitalize on future growth opportunities, we will be required to seek additional financing and funds from one or more possible sources, which may include MID, through means such as asset sales, project financings for racing and/or alternative gaming developments, investments by partners in certain of our racetracks and other business operations and debt or equity offerings through public or private sources. The availability of such additional funds from existing lenders, including MID, or from other sources is not assured and, if available, the terms thereof are not determinable at this time. If additional financing or other sources of funds are not available to us as needed, or are not available on terms that are acceptable to us, our ability to continue as a going concern, implement our strategic plan and capitalize on future growth opportunities will be adversely affected. If we are unable to repay our obligations when due or satisfy required covenants in our debt agreements, substantially all of our other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers, modifications or extensions. If we are unsuccessful in our efforts, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways, or be unable to continue as a going concern.

NASDAQ GLOBAL MARKET CONTINUOUS LISTING REQUIREMENTS

        As a result of the bid price of our publicly held Class A Stock closing below the $1.00 per share minimum for 30 consecutive business days, on February 12, 2008, we received notice from the Nasdaq Stock Market ("Nasdaq") advising that in accordance with Nasdaq Marketplace Rule 4450(e)(2), MEC has until August 11, 2008 (or such later date as may be permitted by Nasdaq) to regain compliance with the minimum bid price for

MEC's publicly held Class A Stock required for continued listing on the Nasdaq Global Market. The notice further stated that we will receive further notification from Nasdaq staff (i) stating that we have regained compliance, in the event the bid price of MEC's Class A Stock on the Nasdaq Global Market closes at $1.00 per share or more for a minimum of 10 consecutive trading days or (ii) indicating that our Class A Stock will be delisted, in the event the minimum bid price requirement is not satisfied.

        Since the receipt of the notice on February 12, 2008, our Class A Stock has continued to trade on the Nasdaq Global Market. This Nasdaq notice has no effect on the listing of our Class A Stock on the Toronto Stock Exchange.

        On July 3, 2008, our Board of Directors approved a reverse stock split of our Class A Stock and Class B Stock with an effective date of July 22, 2008 utilizing a 1:20 consolidation ratio. As a result of the reverse stock split every 20 shares of Class A Stock and Class B Stock has been consolidated into one share of Class A Stock and Class B Stock, respectively. The reverse stock split affected all of the Class A Stock, Class B Stock, stock options and convertible securities outstanding prior to the effective date of the reverse stock split but it did not alter the relative rights and preferences of MID's interest in MEC, nor did it affect the proportionate equity or voting interest of any of our stockholders, including MID, except to the extent that the reverse stock split resulted in fractional shares being cashed out. The reverse stock split affected the exercise prices of our stock options and the conversion prices of our convertible subordinated notes, which have been adjusted such that the number of shares potentially issuable on the exercise of stock options and/or conversion of subordinated notes will reflect the 1:20 consolidation ratio. This includes an adjustment to the conversion price for which each of our $150.0 million of 8.55% convertible subordinated notes and $75.0 million of 7.25% convertible subordinated notes are convertible into shares of our Class A Stock from $7.05 and $8.50 per share, respectively, to $141.00 and $170.00 per share, respectively. On August 5, 2008, we received notice from Nasdaq that we had regained compliance with the minimum bid continued listing requirement and this matter has been closed.

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

        Our future earnings or losses, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as the U.S. prime rate, LIBOR and EURIBOR. Based on interest rates at June 30, 2008, and our current credit and debt facilities, a 1% per annum increase or decrease in interest rates on our credit facilities and other variable rate borrowings would not materially affect our annual future earnings or losses and cash flows. Based on borrowing rates currently available to us, the carrying amount of our debt approximates its fair value.

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

        The following table represents information related to our financial liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities carried at fair value:
Interest rate swaps	$—	$1,221	$—

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exception, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141(R) defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141(R) requires recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a "more-likely-than-not" threshold at fair value at the acquisition date. SFAS 141(R) also provides for the recognition of acquisition costs as expenses when incurred and for expanded disclosures. SFAS 141(R) is effective for acquisitions closing after December 15, 2008, with earlier adoption prohibited. We are currently reviewing SFAS 141(R), but have not yet determined the future impact, if any, on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-Controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141(R). Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as "minority interests") are reported in the consolidated statement of financial position as a separate component within shareholders' equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statement of operations and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. We are currently reviewing SFAS 160, but have not yet determined the future impact, if any, on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

        This Report contains "forward-looking statements" within the meaning of applicable securities legislation, including Section 27A of the United States Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act") and forward-looking information as defined in the Securities Act (Ontario) (collectively referred to as forward-looking statements). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act (Ontario) and include, among others, statements regarding: our debt reduction plans and efforts, including the current status and the potential impact of the Plan, as to which there can be no assurance of success; expectations as to our ability to complete asset sales as contemplated by the Plan or otherwise (including, without limitation, the timing or pricing of such sales); the impact of the Bridge Loan; expectations as to our ability to comply with the Bridge Loan and other credit facilities; our ability to continue as a going concern; strategies and plans; expectations as to financing and liquidity requirements and arrangements; expectations as to operations; expectations as to revenues, costs and earnings; the time by which certain redevelopment projects, transactions or other objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed developments, products and services; expectations as to the timing and receipt of government approvals and regulatory changes in gaming and other racing laws and regulations; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, operating results, prospects or liquidity; projections, predictions, expectations, estimates, beliefs or forecasts as to our financial and operating results and future economic performance; and other matters that are not historical facts.

        Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or the times at or by which such performance or results will be achieved. Undue reliance should not be placed on such statements. Forward-looking statements are based on information available at the time and/or management's good faith assumptions and analyses made in light of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control, that could cause actual events or results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but may not be limited to, material adverse changes in: general economic conditions; the popularity of racing and other gaming activities as recreational activities; the regulatory environment affecting the horse racing and gaming industries; our ability to obtain or maintain government and other regulatory approvals necessary or desirable to proceed with proposed real estate developments; increased regulation affecting certain of our non-racetrack operations, such as broadcasting ventures; and our ability to develop, execute or finance our strategies and plans within expected timelines or budgets. In drawing conclusions set out in our forward-looking statements above, we have assumed, among other things, that we will continue with our efforts to implement our Plan, although not on the originally contemplated time schedule, and comply with the terms of and/or obtain waivers or other concessions from our lenders and refinance or repay on maturity our existing financing arrangements (including our Bridge Loan and our senior secured revolving credit facility with a Canadian financial institution), and there will not be any material adverse changes in: general economic conditions; the popularity of horse racing and other gaming activities; weather and other environmental conditions at our facilities; the regulatory environment; and our ability to develop, execute or finance our strategies and plans as anticipated.

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

Item 4. Controls and Procedures

        Based on an evaluation carried out, as of June 30, 2008, under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934) are effective. As of June 30, 2008, there have been no significant changes in the Registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended June 30, 2008, we experienced no material developments in any of the material litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 10-K"), although subsequent to the end of the fiscal quarter, the following developments occurred in respect of litigation described in the 2007 10-K:

  •
  In respect of the suit filed by the House of Representatives and Speaker Marco Rubio against the Governor of the State of Florida, the Florida Supreme Court, on July 3, 2008, ruled that the Governor of Florida did not have the authority to bind the state to a compact that violates Florida law.

  •
  Subsequent to the May 23, 2008 hearing on the merits of the petitioners' claims involving The Shops at Santa Anita, the court, on July 23, 2008, issued a tentative opinion in favor of the petitioners in part, concluding that eleven parts of the final environmental impact report were deficient. The Registrant and Caruso Affiliated are working with the City of Arcadia to determine how to resolve the deficiencies in the final environmental impact report.

        On May 8, 2008, one of the Registrant's wholly owned subsidiaries, the Los Angeles Turf Club, Inc. commenced civil litigation in the District Court in Los Angeles for breach of contract. It is seeking damages in excess of $8.4 million from Cushion Track Footing USA, LLC and other defendants for failure to install a racing surface at Santa Anita Park suitable for the purpose for which it was intended. The defendants have been served with the complaint.

        Other than the litigation described in the 2007 10-K and under this Item, we are not directly involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or that which is expected to be covered by insurance.

Item 1A. Risk Factors

        Other than the risk factors below, the risk factors described in our 2007 10-K have not materially changed.

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

        At June 30, 2008, we had $229.8 million of debt due to mature in the 12-month period ending June 30, 2009, including amounts under our $40.0 million senior secured revolving credit facility with a Canadian financial institution which is scheduled to mature on August 15, 2008, our Bridge Loan of up to $110.0 million with a subsidiary of MID, which is scheduled to mature on August 31, 2008 and our obligation to repay $100.0 million of indebtedness under the Gulfstream Park project financing with a subsidiary of MID, which is due by August 31, 2008. In the event we are unable to further extend or restructure such facilities, we will not have sufficient cash to meet the obligations under these facilities unless we are able to raise capital from other sources in the short term, including as a result of (i) asset sales under the Plan or otherwise, (ii) additional financing arrangements or (iii) operations, none of which are assured. If we are unable to repay our obligations when due, other current and long-term debt will also become due on demand as a result of cross-default provisions within loan agreements, unless we are able to obtain waivers or extensions. As a result, we could be required to liquidate assets in the fastest manner possible to raise funds, seek protection from our creditors in one or more ways or be unable to continue as a going concern, any of which will have a material adverse effect on our business and operations.

There is no assurance that we will be able to complete asset sales or undertake strategic transactions as contemplated under our debt elimination plan announced in September 2007 at acceptable prices or at all.

        The Plan was designed to eliminate net debt by December 31, 2008 by generating funding from the sale of assets, entering into strategic transactions involving certain of the Company's racing, gaming and technology operations, and a possible future equity issuance. To date, we have not yet closed any significant transactions under the Plan and have not entered into any strategic transactions. Although the Company continues to take steps to implement the Plan, weakness in the U.S. real estate and credit markets has adversely affected our ability to execute the Plan as market demand for our assets has been weaker than expected and financing for buyers has become more difficult to obtain. We cannot predict when these market conditions may improve and we do not expect to execute the Plan on the originally contemplated time schedule, if at all. Also, given the announcement of the MID reorganization proposal (see Item 2 — "Management's Discussion and Analysis of Results of Operations and Financial Position"), and pending determination of whether it proceeds, we may reconsider whether to sell certain assets that were originally identified for disposition under the Plan, which may further reduce the potential to complete any transactions pursuant to the Plan. Any failure or additional delays in implementation of the Plan will adversely affect our ability to meet upcoming debt maturities, satisfy operational requirements or continue as a going concern.

Our senior secured revolving credit facility imposes significant restrictions on us.

        Our senior secured revolving credit facility, which matures on August 15, 2008, requires us to maintain aggregate earnings before interest, taxes, depreciation and amortization from operations at Santa Anita Park and Golden Gate Fields, calculated on a rolling 12 month basis of not less than $15.0 million. This revolving credit facility is secured by a first charge on the assets of Golden Gate Fields and a second charge on the assets of Santa Anita Park and is guaranteed by certain of our subsidiaries which own and operate Golden Gate Fields and Santa Anita Park. The credit agreement contains customary covenants relating to our ability to incur additional indebtedness, make future acquisitions, enter into certain related party transactions, consummate asset dispositions, incur capital expenditures and make restricted payments. These restrictions may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. At September 30, 2007, we were not in compliance with one of the financial covenants contained in the credit agreement. A waiver was obtained from the lender for the financial covenant breach at September 30, 2007. At December 31, 2007, we were in compliance with the financial covenant. At March 31, 2008, we were not in compliance with one of the financial covenants contained in the credit agreement. A waiver was obtained from the lender on April 30, 2008 for the financial covenant breach at March 31, 2008. Failure to comply with these restrictions may result in the occurrence of an event of default under the senior, revolving credit facility and trigger a cross-default under certain of our other credit facilities. Upon the occurrence of an event of default, the lender may terminate the senior secured revolving credit facility, demand immediate payment of all amounts borrowed by us and require adequate security or collateral for all outstanding letters of credit outstanding under the facility, which could adversely affect our ability to repay indebtedness and would adversely affect the trading price of our Class A Subordinate Voting Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The Registrant's 2008 Annual and Special Meeting of Stockholders was held on May 6, 2008. Proxies were solicited by the Registrant's Board of Directors pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board's nominees as listed in the proxy statement, and all nominees were elected by vote of the stockholders. The following is a summary of the votes cast by the holders of Class A Subordinate Voting Stock and Class B Stock represented in person and by proxy at the Meeting.

        Each vote at the Meeting was conducted by ballot.

Election of Directors

        The following nominees were elected as directors of the Registrant by a resolution of the stockholders, approved as follows:

Nominee	Votes For	Against*	Abstain
Anthony R. Campbell	1,216,005,938	3,360	3,971,886
Jerry D. Campbell	1,208,230,477	3,580	11,747,127
Ron Charles	1,207,534,154	3,540	12,443,490
Jennifer Jackson	1,207,548,397	4,360	12,428,427
William J. Menear	1,207,559,614	3,380	12,418,190
Frank Stronach	1,207,400,547	3,620	12,577,017
Frank Vasilkioti	1,206,654,021	4,380	13,322,783
Charlie Williams	1,216,675,013	4,360	3,301,811

*
Class A Votes only

Appointment of Auditors

        The ratification of the Audit Committee's appointment of Ernst & Young LLP, certified public accountants, as MEC's auditors for the fiscal year ending December 31, 2008 was approved by the stockholders of the Registrant as follows:

Votes For	Against	Abstain
1,217,920,705	2,010,712	49,767

Amendment to MEC's Restated Articles

        A proposal to authorize the Board of Directors of MEC, in its discretion, to amend MEC's Restated Certificate of Incorporation to effect a reverse stock split for one time only, prior to May 6, 2009, in any whole number consolidation ratio from 1:10 to 1:20 was approved by the stockholders of the Registrant as follows:

Votes For	Against	Abstain
1,216,474,236	3,440,661	66,287

        A proposal to authorize the Board of Directors of MEC, in its discretion, to amend MEC's Restated Certificate of Incorporation to authorize the creation of a class of preferred stock was approved by the stockholders of the Registrant as follows:

Votes For	Against	Abstain
1,191,957,410	12,470,497	50,054

        There were no other matters coming before the Meeting that required a vote by the stockholders.

Item 5. Other Information

  (a)
  Not applicable.

  (b)
  None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Magna Entertainment Corp. dated March 1, 2000, as amended by Articles of Amendment to Restated Certificate of Incorporation dated July 3, 2008.*
4.1	Form of Stock Certificate for Class A Subordinate Voting Stock.*
10.1	Amending Agreement between the Registrant, the Guarantors set forth therein and the Bank of Montreal, made as of May 23, 2008 to amend the Senior Bank Facility (incorporated herein by reference to exhibit 10.1 of the Registrant's Report on Form 8-K filed on May 29, 2008).
10.2	First Amending Agreement in Respect of the Bridge Loan Agreement between the Registrant, the Guarantors and MID Islandi SF dated as of May 23, 2008 (incorporated herein by reference to exhibit 10.2 of the Registrant's Report on Form 8-K filed on May 29, 2008).
10.3	Third Amending Agreement in Respect of the Third Amended and Restated Gulfstream Park Loan Agreement between Gulfstream Park Racing Association, Inc., the Guarantors and MID Islandi SF dated as of May 23, 2008 (incorporated herein by reference to exhibit 10.3 of the Registrant's Report on Form 8-K filed on May 29, 2008).
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

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

Date: August 8, 2008

QuickLinks

MAGNA ENTERTAINMENT CORP. I N D E X
SIGNATURES